Form 10QSB
period 1996-03-31
ACT TELECONFERENCING INC
filed 1996-05-15
CIK 918709

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      March 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-27560

                           ACT TELECONFERENCING, INC.
        (Exact name of small business issuer as specified in its charter)

            COLORADO                                        84-1132665
 (State or other jurisdiction of                           (IRS Employer
  incorporated or organization)                           Identification No.)

1658 Cole Blvd., Suite 162, Golden, Colorado                     80401
(Address of principle executive offices)                       (Zip Code)

         303-233-3500                                      FAX 303-238-0096
                (Issuer's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes _X_.   No ___.

As of May 3, 1996, 3,030,497 shares of the issuer's common stock were outstanding.

                         This report contains 37 pages.


                           ACT TELECONFERENCING, INC.

                                   FORM 10-QSB

                                Table of Contents


PART I.  Financial Information                                         Page No.

         Item 1.  Financial Statements
                    Consolidated Balance Sheets                          3
                    Consolidated Statements of Operations                4
                    Consolidated Statement of Shareholders' Equity       5
                    Consolidated Statements of Cash Flow                 6
                    Notes to Consolidated Financial Statements           7

         Item 2.  Management Discussion and Analysis
                    of Financial Condition and Results of
                    Operations                                           8

PART II.

         Item 6.  Exhibit Index                                         10




Item 1.

                           ACT TELECONFERENCING, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                   March 31,     December 31,
                                                     1996           1995
                                                  -----------    -----------
ASSETS                                            (unaudited)
CURRENT ASSETS:
Cash and Cash Equivalents                         $ 1,783,462    $   288,345
Accounts Receivable, net allowance for doubtful
     accounts of $32,724 and $6,224                 1,090,413        658,722
Inventory                                             103,478        111,347
Prepaid Expenses and other                             60,052         29,968
                                                  -----------    -----------
Total Current Assets                                3,037,405      1,088,382

Equipment:
Furniture and Equipment                             1,560,216      1,363,051
Less accumulated depreciation                        (512,118)      (447,886)
                                                  -----------    -----------
Total                                               1,048,098        915,165

OTHER ASSETS:
Deferred Offering Costs                                  --          125,742
Excess of purchase price over fair value of
     tangible assets acquired                         523,349        533,515
                                                  -----------    -----------
Total                                                 523,349        659,257

TOTAL ASSETS                                      $ 4,608,852    $ 2,662,804
                                                  ===========    ===========

LIABILITIES AND SHAREHOLDERS EQUITY
CURRENT LIABILITIES:
Notes Payable                                     $      --      $    75,000
Accounts Payable                                      549,106        608,282
Accrued Liabilities                                   337,871        196,180
Deferred income and other liabilities                  25,344          3,950
Current portion of long term debt                      51,721         53,139
Income tax payable                                    169,529        127,628
                                                  -----------    -----------
Total Current Liabilities                           1,133,571      1,064,179

LONG-TERM DEBT                                        174,950        168,272
DEFERRED TAXES                                         18,551         18,551
MINORITY INTEREST                                     246,803        213,016

SHAREHOLDERS'  EQUITY
Preferred stock, no par value, 1,000,000 shares
     authorized; none issued                             --             --
Common stock, no par value; 10,000,000 shares
     authorized; 3,030,497 and 2,318,000 shares
     issued and outstanding                         4,273,730      2,282,940
Accumulated deficit                                (1,238,753)    (1,084,154)
                                                  -----------    -----------
Shareholders' equity                                3,034,977      1,198,786
                                                  -----------    -----------
TOTAL Liabilities & Shareholder's Equity          $ 4,608,852    $ 2,662,804
                                                  ===========    ===========




                           ACT TELECONFERENCING, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                         Three Months Ended March 31,
                                             1996           1995
                                          -----------    -----------

REVENUE:
    Conferencing Services                 $ 1,251,189    $   811,601
    Equipment Sales                           121,251         15,390
                                          -----------    -----------
TOTAL REVENUE                               1,372,440        826,991

COSTS AND EXPENSES:
  Cost of conferencing services               669,474        437,921
  Equipment Sales                             102,109         12,216
  Marketing, general and administration       679,766        311,317
                                          -----------    -----------
      Total costs and expenses              1,451,349        761,454
                                          -----------    -----------

(Loss) Income before income taxes and
    minority interest                         (78,909)        65,537

Taxes on income                                41,901         30,811
                                          -----------    -----------

(Loss) Income before minority interest       (120,810)        34,726
Minority interest                              33,787         28,757
                                          -----------    -----------

NET (LOSS) Income                         $  (154,597)   $     5,969
                                          ===========    ===========

NET (LOSS) INCOME PER SHARE               $     (0.06)   $      0.00
                                          ===========    ===========

Weighted average shares outstanding         2,520,385      1,782,589
                                          ===========    ===========


                           ACT TELECONFERENCING, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (Unaudited)

                                         Common Stock
                                   --------------------------
                                                                 Accumulated
                                     Shares          Amount        Deficit         Total
                                   -----------    -----------    -----------    -----------
BALANCE, December 31, 1994           1,729,050    $   952,747    $  (660,094)   $   292,653

Shares issued for cash                 388,950        830,193                       830,193

Shares issued in connection with
   acquisition (Note 9)                200,000        375,000                       375,000

Net loss                                                            (424,060)      (424,060)
                                   -----------    -----------    -----------    -----------

BALANCE, December 31, 1995           2,318,000      2,157,940     (1,084,154)     1,073,786

Shares issued for cash                 712,497      1,990,790                     1,990,790

Shares issued in connection with
   acquisition (Note 9)                     -         125,000                       125,000

Net loss                                                            (154,599)      (154,599)
                                   -----------    -----------    -----------    -----------

BALANCE, March 31, 1996              3,030,497    $ 4,273,730    ($1,238,753)   $ 3,034,977
                                   ===========    ===========    ===========    ===========




                           ACT TELECONFERENCING, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (Unaudited)

                                                   Three Months Ended March 31,
                                                       1996           1995
                                                    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income                                 $  (154,597)   $     5,968
  Adjustments to reconcile net income to
     net cash from operating activities:
     Depreciation and amortization                       74,398         36,531
     Provision for income taxes                          41,901         30,811
  Changes in assets and liabilities:
     Increase in accounts receivable                   (431,691)      (284,924)
     Increase in inventory                               (7,869)          --
     Decrease (increase) in other assets                111,396         (3,239)
     (Decrease) increase in accounts payable            (59,176)        49,179
     Increase in other liabilities and
       deferred income                                  163,083         11,775
                                                    -----------    -----------

      Net cash used by operating activities            (262,555)      (153,899)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Property and equipment purchases                    (197,165)       (47,082)
                                                    -----------    -----------

     Net cash used in investing activities             (197,165)       (47,082)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from notes payable and capital leases        20,488         53,105
   Payments on notes payable and capital leases         (90,228)       (58,056)
   Net proceeds from issuance of common stock         1,990,790        258,346
   Increase in minority interests                        33,787         28,757
                                                    -----------    -----------

      Net cash provided by financing activities       1,954,837        282,152
                                                    -----------    -----------

Increase  in cash and cash equivalents                1,495,117         81,171

Cash and cash equivalents, beginning of period          288,345        120,703
                                                    -----------    -----------

Cash and cash equivalents, end of period            $ 1,783,462    $   201,874
                                                    ===========    ===========










                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE THREE MONTH PERIODS ENDED MARCH 31, 1996 AND 1995

NOTE 1 - BASIS OF PRESENTATION

Reference is made to Note 1 of the Consolidated Financial Statements included in the Special Financial Report for the year ended December 31, 1995, which describes the accounting policies of the Company for annual reporting purposes. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's financial position as of March 31, 1996 and the results of its operations and changes in its shareholders' equity, and its cash flows for the three-month periods ended March 31, 1996 and March 31, 1995.

NOTE 2 - INCOME (LOSS) PER SHARE

Income (loss) per share is based on the weighted average number of common shares outstanding during each period. Shares issuable upon the exercise of outstanding warrants and options are not included in the calculation since their inclusion would be anti-dilutive.



Item 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net revenues increased 66 percent to $1,372,440 for the three months ended March 31,1996, compared to $826,991 for the same period in 1995, primarily due to increased sales of teleconferencing services, and additional revenue from the Company's two new business units, ACT VideoConferencing, Inc. and ACT Teleconferencing B.V. Revenue growth during the three months ended March 31, 1996, resulted from repeat sales to established customers and increased sales of higher priced premium services as well as from sales to new customers. During the three months ended March 31, 1996, teleconferencing services, including both bridging and premium services, comprised 50 percent of net revenue, long distance rebilling comprised 41 percent of net revenue, and equipment sales comprised of 9 percent of net revenue. For the three months ended March 31, 1995, these percentages were 53 percent, 45 percent and 2 percent respectively. During the three months ended March 31, 1996, domestic operations accounted for 52 percent of net revenues, compared to 54 percent for the prior three month period. Domestic net revenues for the three months ended March 31, 1996, increased by 89 percent over such net revenues for the prior year, while foreign net revenues for the three months ended March 31, 1996, increased by 45 percent over such net revenues for the comparable prior period in 1995. The difference in revenue growth for domestic operations compared to foreign operations is primarily due to the addition of revenue from ACT VideoConferencing, Inc., a domestic operation.

Cost of sales increased 71 percent to $771,583 for the three months ended March 31, 1996, compared to $450,137 for the prior period, reflecting commensurate increases in sales of teleconferencing services and equipment. Cost of sales represented 56 percent of net revenues for the three months ended March 31, 1996, compared to 54 percent of net revenues for the same period in 1995. This increase can be attributed to additional costs from the Company's two new business units. Cost of sales for the two existing business units decreased to 51 percent for the first quarter 1996 from 54 percent for the same period in 1995. Gross margin (net revenues less costs of sales divided by net revenues) for the three months ended March 31, 1996, was 44 percent, versus 46 percent during the prior period. Future variations in gross margin can be expected as the Company adds new locations and increases capacity.

Marketing, general, and administrative expenses for the three months ended March 31, 1996 were $679,766, or 50 percent of revenue, compared to $311,317 or 38 percent of revenue, for the same period in 1995. Of this increase, seven percent represents additional costs in connection with the start up of the Company's two new business units. The remaining five percentage points increase is primarily a result of increased marketing in existing business units.

Loss before taxes and minority interest was $78,909 for the three months ended March 31, 1996, compared to income before taxes and minority interest of $65,537 for the same period in 1995. Loss before taxes and minority interest for the three months ended March 31, 1996 includes a loss of approximately $151,000 from the start up of ACT VideoConferencing, Inc. and ACT Teleconferencing B.V. These start-up subsidiaries are expected to continue to incur losses before taxes during 1996.

Taxes on income increased to $41,901 for the three months ended March 31, 1996, compared to $30,811 for the same period 1995, due to increased income earned by the Company's majority-owned United Kingdom subsidiary. The Company paid no United States income tax due to losses incurred in its United States operations.

Deduction for minority interest increased to $33,787 for the three months ended March 31, 1996, compared to $28,757 for the comparable prior period in 1995, due to increased income earned by the Company's majority-owned United Kingdom subsidiary.

LIQUIDITY AND CAPITAL RESOURCES
The Company had, until 1996, financed its operations primarily through private placements of its equity securities and had raised approximately $2.1 million through December 31, 1995. In March of 1996 the Company completed its Initial Public Offering, issuing 712,497 "units" which netted approximately $1,990,000 after offering costs. Working capital at March 31, 1996 was $1,903,834, which represents a current ratio of 2.7 to 1. This compares to working capital of $24,203 at December 31, 1995, a current ratio of 1.0 to 1. The Company believes that funds on hand are sufficient to support its existing and planned operations for at least the next twelve months.


Item 6.      Exhibits

Exhibit Index

      Exhibit No.                     Description

         3.1 Restated Articles of Incorporation of the Company dated April 15, 1996

         3.2      Bylaws of the Company, amended as of April 15, 1996

         4.1*     Form of specimen certificate for Common Stock of the Company

         4.2* Form of Unit Purchase Option to be issued by the Company to the Underwriter

         4.3*     Impound Agreement

         4.4*     Lock-up Letter Agreement

         10.1* Stock Option Plan of 1992, as amended, authorizing 400,000 shares of Common Stock for issuance pursuant to the Plan

         10.2*    Form of Stock Option Agreement

         10.3*    Form of Common Stock Purchase Warrant

         10.4*    Form of Placement Agent Warrant

         10.5* Denver West Office Building Lease dated April 1, 1993, by and between Denver West Office Building No. 6 Venture and the Company, as amended

         10.6* Leases for United Kingdom facilities (First floor of Howard House) dated September 29, 1993 and April 17, 1995, between Garfunkel & Wanderer Limited and Reichwald Brothers Limited, Landlord, and ACT Teleconferencing Limited, Tenant

         10.7* Letter agreement dated May 31, 1995 with Worldcom regarding lease of Amsterdam facilities

         10.8* Sublease Agreement with Integraf Corporation dated August 1995 for ACT VideoConferencing, Inc. premises

         10.9* Term Loan Agreement dated August 11, 1994, between the Company and Norwest Bank, N.A., Boulder, Colorado

         10.10* Split Dollar Insurance Agreement dated March 1, 1990, between the Company and Gerald D. Van Eeckhout

         10.11* Service Agreement dated April 10, 1992 between David Holden and ACT Teleconferencing Limited

         10.12* Stock Purchase Agreement dated July 13, 1995, between the Company and Paul Clifford for acquisition of NBS, Inc.

         10.13* Employment Agreement dated July 14, 1995, between the Company and Paul Clifford

         10.14* Agreement between Company and Gerald D. Van Eeckhout limiting his compensation in 1996 and 1997

         10.15* Memorandum dated December 22, 1995 from director Seifert amending Mr. Van Eeckhout's compensation

         10.16* Terms of employment of Harry Walls, president-designate of ACT Teleconferencing Services, Inc. per Company's letter dated December 13, 1995

         10.17* Agreement to Exchange Stock between Apogee Robotics, Inc. and Company

         10.18* Agreement between Company and Ronald J. Bach to borrow proceeds from sale of Apogee Robotics common stock

         27       Financial Data Schedule


* Exhibit incorporated by reference to the Company's Registration Statement on Form SB-2, filed with the Securities and Exchange Commission on October 10, 1995, and amendments thereto. Exhibits incorporated by reference carry exhibit numbers identical to those in the Registration Statement.


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   ACT Teleconferencing, Inc.
Date: May 13, 1996                 by  /s/ Pamela S. Van Eeckhout
                                       Pamela S. Van Eeckhout, CFO


Date: May 13, 1996                 by  /s/ Gerald D. Van Eeckhout
                                       Gerald D. Van Eeckhout, CEO