Form 10QSB
period 1996-06-30
ACT TELECONFERENCING INC
filed 1996-08-14
CIK 918709

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 1996

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

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes __X__ No ____

As of August 13, 1996, 3,038,830 shares of the issuer's common stock were outstanding.

                         This report contains 13 pages.


                           ACT TELECONFERENCING, INC.

                                   FORM 10-QSB

                                Table of Contents


PART I.  Financial Information                                          Page No.

         Item 1.  Financial Statements
                  Consolidated Balance Sheets                               3
                  Consolidated Statements of Operations                     4
                  Consolidated Statement of Shareholders' Equity            5
                  Consolidated Statements of Cash Flow                      6
                  Notes to Consolidated Financial Statements                7

         Item 2.  Management Discussion and Analysis
                  of Financial Condition and Results of
                  Operations                                                8

PART II.

         Item 4.  Submission of Matters to a Vote of Security Holders      9

         Item 6.  Exhibit Index                                            10

Item 1.      ACT TELECONFERENCING, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                      June 30,      December 31,
                                                        1996            1995
                                                    -----------     ------------
ASSETS                                              (unaudited)        (note)
- - ------
CURRENT ASSETS:
Cash and Cash Equivalents                           $ 1,161,$35      $   288,345
Accounts Receivable, net allowance for doubtful
     accounts of $115,104 and $6,224                  1,308,137          658,722
Inventory                                               178,725          111,347
Prepaid Expenses and other                               99,973           29,968
                                                    -----------      -----------
Total Current Assets                                  2,748,370        1,088,382

Equipment:
Furniture and Equipment                               1,811,933        1,363,051
Less accumulated depreciation                          (578,130)        (447,886)
                                                    -----------      -----------
Total                                                 1,233,803          915,165

OTHER ASSETS:
Deferred Offering Costs                                    --            125,742
Excess of purchase price over fair value of
     tangible assets acquired                           513,401          533,515
Other                                                    50,000
                                                    -----------      -----------
Total                                                   563,401          659,257

TOTAL ASSETS                                        $ 4,545,57$      $ 2,662,804
                                                    ===========      ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Notes Payable                                       $    30,000      $    75,000
Accounts Payable                                        688,984          608,282
Accrued Liabilities                                     312,194          196,180
Deferred income and other liabilities                    23,197            3,950
Current portion of long term debt                        56,567           53,139
Income tax payable                                      186,502          127,628
                                                    -----------      -----------
Total Current Liabilities                             1,297,444        1,064,179

LONG-TERM DEBT                                          143,102          168,272
DEFERRED TAXES                                           18,551           18,551
MINORITY INTEREST                                       260,829          213,016
Common Stock Subject to Put                                --            125,000

SHAREHOLDERS'  EQUITY
Preferred stock, no par value, 1,000,000 shares
     authorized; none issued                               --               --
Common stock, no par value; 10,000,000 shares
     authorized; 3,038,830 and 2,318,000 shares
     issued and outstanding                           4,270,473        2,157,940
Accumulated deficit                                  (1,441,512)      (1,084,154)
Currency Translation                                     (3,313)            --
                                                    -----------      -----------
Shareholders' equity                                  2,825,648        1,073,786
                                                    -----------      -----------
TOTAL Liabilities & Shareholder's Equity            $ 4,545,57$      $ 2,662,804
                                                    ===========      ===========

Note: The Balance Sheet at December 31, 1995 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by General Accepted Accounting Principles for complete financial statements.


                           ACT TELECONFERENCING, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                            Three Months Ended June 30,     Six Months Ended June 30,
                                               1996            1995            1996            1995
                                           -----------     ------------    -----------     -----------
REVENUE:
    Conferencing Services                  $ 1,474,909     $   784,165     $ 2,725,698     $ 1,595,155
    Equipment Sales                             90,197          11,375         211,848          27,376
                                           -----------     -----------     -----------     -----------
TOTAL REVENUE                                1,565,106         795,540       2,937,546       1,622,531

COSTS AND EXPENSES:
  Cost of conferencing services                906,295         436,101       1,600,570         874,021
  Cost of equipment sales                       69,825           5,342         147,133          17,559
  Marketing, general and administration        760,413         350,440       1,440,179         661,757
                                           -----------     -----------     -----------     -----------
      Total costs and expenses               1,736,533         791,883       3,187,882       1,553,337
                                           -----------     -----------     -----------     -----------

(Loss) Income before income taxes and
    minority interest                         (171,427)          3,657        (250,336)         69,194

Taxes on income                                 17,149          17,052          59,050          47,863
                                           -----------     -----------     -----------     -----------

(Loss) Income before minority interest        (188,576)        (13,395)       (309,386)         21,331
Minority interest                               14,185          15,916          47,972          44,673
                                           -----------     -----------     -----------     -----------

NET LOSS                                   $  (202,761)    $   (29,311)    $  (357,358)    $   (23,342)
                                           ===========     ===========     ===========     ===========

NET LOSS PER SHARE                         $     (0.07)    $     (0.01)    $     (0.13)    $     (0.01)
                                           ===========     ===========     ===========     ===========

Weighted average shares outstanding          3,035,350       1,985,030       2,777,868       1,827,987
                                           -----------     -----------     -----------     -----------

                           ACT TELECONFERENCING, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (Unaudited)

                                                    Common Stock
                                      ------------------------------------
                                                                              Accumulated      Currency
                                           Shares             Amount            Deficit       Adjustment            Total
                                      ------------------  ----------------   --------------   ------------    -------------------
BALANCE, December 31, 1994                    1,729,050    $      952,747     $   (660,094)    $       --        $       292,653

Shares issued for cash                          388,950           830,193                                                830,193

Shares issued in connection with
   acquisition                                  200,000           375,000                                                375,000

Net loss                                                                          (424,060)                             (424,060)
                                      ------------------  ----------------   --------------   ------------    -------------------

BALANCE, December 31, 1995                    2,318,000         2,157,940       (1,084,154)            --              1,073,786

Shares issued for cash                          712,497         1,987,533                                              1,987,533

Shares issued in connection with
   acquisition                                       --           125,000                                                125,000

Shares issued in connection
with employee stock options                       8,333                --                                                     --

Currency Translation                                                                               (3,313)                (3,313)

Net loss                                                                          (357,358)                             (357,358)
                                      ------------------  ----------------   --------------   ------------    -------------------

BALANCE, June 30, 1996                        3,038,830        $4,270,473      ($1,441,512)       ($3,313)            $2,825,648
                                      ==================  ================   ==============   ============    ===================


                           ACT TELECONFERENCING, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (Unaudited)
                                                        Six Months Ended June 30,
                                                           1996          1995
                                                       ----------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                           $  (357,358)    $   (23,341)
  Adjustments to reconcile net loss to
     net cash used in operating activities:
     Depreciation and amortization                       150,358          73,739
     Provision for income taxes                           58,874         (15,076)
 Changes in assets and liabilities:
     Increase in accounts receivable                    (649,418)       (366,523)
     Decrease (increase) in other assets                 (61,641)        (17,503)
     (Decrease) increase in accounts payable              80,707         (54,939)
     Increase in other liabilities and
       deferred income                                   135,259          63,184
                                                     -----------     -----------

      Net cash used in operating activities             (643,219)       (340,459)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Property and equipment purchases                     (448,882)       (117,267)
                                                     -----------     -----------

     Net cash used in investing activities              (448,882)       (117,267)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from notes payable and capital leases         25,605          20,488
   Payments on notes payable and capital leases          (92,347)        (33,093)
   Net proceeds from issuance of common stock          1,987,533         678,293
   Increase in minority interests                         47,813          44,672
                                                     -----------     -----------

      Net cash provided by financing activities        1,968,604         710,360
                                                     -----------     -----------

Increase  in cash and cash equivalents                   876,503         252,634

Effect of exchange rates on cash                          (3,313)           --

Cash and cash equivalents, beginning of period           288,345         120,703
                                                     -----------     -----------

Cash and cash equivalents, end of period             $ 1,161,535     $   373,337
                                                     ===========     ===========


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE SIX MONTH PERIODS ENDED JUNE 30, 1996 AND 1995


NOTE 1 - BASIS OF PRESENTATION

Reference is made to Note 1 of the Consolidated Financial Statements included in the Special Financial Report for the year ended December 31, 1995, which describes the accounting policies of the Company for annual reporting purposes.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's financial position as of June 30, 1996 and the results of its operations and changes in its shareholders' equity, and its cash flows for the six-month periods ended June 30, 1996 and June 30, 1995.

NOTE 2 - INCOME (LOSS) PER SHARE

Loss per share is based on the weighted average number of common shares outstanding during each period. Shares issuable upon the exercise of outstanding warrants and options are not included in the calculation since their inclusion would be anti-dilutive.


Item 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net revenues for the second quarter of 1996 were $1,565,106, an increase of $769,566 or 97% from the comparable quarter of the prior year. Net revenues increased 81 percent to $2,937,546 for the six months ended June 30, 1996, compared to $1,622,531 for the same period in 1995. This increase is primarily due to higher sales of teleconferencing services, and additional revenue from the Company's two new business units, ACT VideoConferencing, Inc. and ACT Teleconferencing B.V. During the three months ended June 30, 1996, domestic operations accounted for 53 percent of net revenues, compared to 45 percent for the prior three month period. For the six months ending June 30, 1996, domestic operations comprised 52 percent of net revenue, and 45 percent for the same period in the prior year. Domestic net revenues continue to grow at a higher rate than foreign net revenues. The difference in revenue growth for domestic operations compared to foreign operations is primarily due to a new market segment being developed by the United States business.

Cost of sales for the three months ended June 30, 1996 were $976,120, up 121% from the cost of sales for the same period in 1995. Cost of sales increased 96 percent to $1,747,703 for the six months ended June 30, 1996, compared to $891,580 for the prior period, reflecting commensurate increases in sales of teleconferencing services and equipment. This increase can be attributed to development costs of a new market segment service, plus costs from the Company's two new business units.

Marketing, general, and administrative expenses increased 117% to $760,413 for the three months ending June 30, 1996 as compared to the same period in 1995. Marketing, general, and administrative expenses for the six months ended June 30, 1996 were $1,440,179, or 49 percent of revenue, compared to $661,757 or 41 percent of revenue, for the same period in 1995. This increase can be attributed to expansion of sales and marketing activities, plus start-up expenses of the Company's two new business units.

Loss before taxes and minority interest increased to $171,427 for the three months ended June 30, 1996, as compared to income before taxes and minority interest of $3,657 for the same period in the prior year. Loss before taxes and minority interest was $250,336 for the six months ended June 30, 1996, compared to income before taxes and minority interest of $69,194 for the same period in 1995. Loss before taxes and minority interest can be attributed to the start up of ACT VideoConferencing, Inc. and ACT Teleconferencing B.V. These start-up subsidiaries are expected to continue to incur losses during 1996.

Net (loss) income for the second quarter was $(202,761), or $(.07) per share, compared to $(29,311), or $(.01) per share for the second quarter of the prior year. For the six months ended June 30, 1996, net (loss) income was $(357,358), or $(.13) per share, as compared to $(23,342), or $(.01) for the same period on 1995.

LIQUIDITY AND CAPITAL RESOURCES
Working capital at June 30, 1996 was $1,450,926, which represents a current ratio of 2.1 to 1. This compares to working capital of $24,203 at December 31, 1995, a current ratio of 1.0 to 1. The Company believes that funds on hand are sufficient to support its existing and planned operations for at least the next twelve months. During the six months ended June 30, 1996, cash used in operating activities was primarily to support an increase in accounts receivable. Cash used from investing activities for this same period was primarily for additional fixed assets and expanded bridging capacity as a result of increased revenues.


PART II  Other Information

Item 4.  Submission of Matters to a Vote of Security Holders

The Company held its annual meeting of shareholders (the "Meeting") on June 6, 1996. Carolyn R. Van Eeckhout and Donald L. Sturtevant were nominated and elected to serve as directors of the Company for three-year terms. Results of the voting were as follows:

                                         For       Against       Abstain
Carolyn R. Van Eeckhout            1,958,083        25,000         4,500
Donald L. Sturtevant               1,983,083             0         4,500


Item 6.     Exhibits

Exhibit Index
Exhibit No.

            Description

3.1**       Restated Articles of Incorporation of the Company dated April 15,
            1996

3.2**       Bylaws of the Company, amended as of April 15, 1996

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

10.15* Memorandum dated December 22, 1995 from director Seifert amending Mr. Van Eeckhout's compensation

10.16* Terms of employment of Harry Walls, president-designate of ACT Teleconferencing Services, Inc. per Company's letter dated December 13, 1995

10.17*      Agreement to Exchange Stock between Apogee Robotics, Inc. and
            Company

10.18* Agreement between Company and Ronald J. Bach to borrow proceeds from sale of Apogee Robotics common stock

27.1        Financial Data Schedule

27.2        Amended Financial Data Schedule for the Quarter ended March 31, 1996

* Exhibit incorporated by reference to the Company's Registration Statement on Form SB-2, filed with the Securities and Exchange Commission on October 10, 1995, and amendments thereto. Exhibits incorporated by reference carry exhibit numbers identical to those in the Registration Statement.

** Incorporated by reference to the exhibit of the same number to the Comapny's Form 10-QSB for the Quarter ended March 31, 1996, File No. 0-27560.

The Company filed a report on Form 8-K, dated March 20, 1996, containing information regarding the successful conclusion of the Company's initial public offering.

The Company filed a report on Form 8-K, dated June 18, 1996, amended July 5, 1996, regarding the dismissal of Van Dorn & Bossi as the Company's independent accountants.

The Company filed a report on Form 8-K, dated July 5, 1996, regarding the appointment of Ernst & Young LLP as the Company's independent accountants.


                                    SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                ACT Teleconferencing, Inc.



Date:    August 13, 1996                        by /s/   Pamela S. Van Eeckhout
                                                -------------------------------
                                                Pamela S. Van Eeckhout, CFO


Date:    August 13, 1996                        by /s/   Gerald D. Van Eeckhout
                                                -------------------------------
                                                Gerald D. Van Eeckhout, CEO