Form 10QSB
period 1996-09-30
ACT TELECONFERENCING INC
filed 1996-11-13
CIK 918709

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 1996

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

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  __X__.   No ______.

As of November 13, 1996, 3,038,930 shares of the issuer's common stock were outstanding.

                         This report contains 12 pages.



                           ACT TELECONFERENCING, INC.

                                   FORM 10-QSB

                                Table of Contents


PART I.  Financial Information                                          Page No.
                                                                        --------

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


PART II.

         Item 6.  Exhibit Index 10


  Item 1.                                           ACT TELECONFERENCING, INC.
                                                    CONSOLIDATED BALANCE SHEETS
                                                    ----------------------------
                                                    September 30,    December 31,
                                                        1996             1995
                                                    -------------    ------------
ASSETS                                               (unaudited)        (note)
------
CURRENT ASSETS:
Cash and Cash Equivalents                           $ 1,071,999      $   288,345
Accounts Receivable, net allowance for doubtful
     accounts of $125,349 and $6,224                  1,357,815          658,722
Inventory                                               146,596          111,347
Prepaid Expenses and other                              151,135           29,968
                                                    -----------      -----------
Total Current Assets                                  2,727,545        1,088,382

Equipment:
Furniture and Equipment                               2,082,945        1,363,051
Less accumulated depreciation                          (656,052)        (447,886)
                                                    -----------      -----------
Total                                                 1,426,893          915,165

OTHER ASSETS:
Deferred Offering Costs                                    --            125,742
Excess of purchase price over fair value of
     tangible assets acquired                           503,491          533,515
Other                                                    50,000
                                                    -----------      -----------
Total                                                   553,491          659,257

TOTAL ASSETS                                        $ 4,707,929      $ 2,662,804
                                                    ===========      ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Notes Payable                                       $    74,784      $    75,000
Accounts Payable                                        930,507          608,282
Accrued Liabilities                                     427,453          196,180
Deferred income and other liabilities                    16,929            3,950
Current portion of long term debt                        56,833           53,139
Income tax payable                                       83,049          127,628
                                                    -----------      -----------
Total Current Liabilities                             1,589,555        1,064,179

LONG-TERM DEBT                                          373,698          168,272
DEFERRED TAXES                                           19,367           18,551
MINORITY INTEREST                                       299,720          213,016
COMMON STOCK SUBJECT TO PUT                                --            125,000

SHAREHOLDERS'  EQUITY
Preferred stock, no par value, 1,000,000 shares
     authorized; none issued                               --               --
Common stock, no par value; 10,000,000 shares
     authorized; 3,038,830 and 2,318,000 shares
     issued and outstanding                           4,270,473        2,157,940
Accumulated deficit                                  (1,837,522)      (1,084,154)
Currency Translation                                     (7,362)            --
                                                    -----------      -----------
Shareholders' equity                                  2,425,589        1,073,786
                                                    -----------      -----------
TOTAL Liabilities & Shareholder's Equity            $ 4,707,929      $ 2,662,804
                                                    ===========      ===========



                           ACT TELECONFERENCING, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                           Three Months Ended Sept. 30,    Nine months Ended Sept.30,

                                               1996            1995           1996            1995
                                           -----------     -----------     -----------     -----------
REVENUE:
    Conferencing Services                  $ 1,563,064     $   882,660     $ 4,288,762     $ 2,477,815
    Equipment Sales                             16,130          37,150         227,978          64,526
                                           -----------     -----------     -----------     -----------
TOTAL REVENUE                                1,579,194         919,810       4,516,740       2,542,341

COSTS AND EXPENSES:
  Cost of conferencing services              1,012,643         498,511       2,613,214       1,372,532
  Cost of equipment sales                       19,239          27,671         166,371          45,230
  Marketing, general and administration        921,803         442,869       2,361,982       1,104,626
                                           -----------     -----------     -----------     -----------
      Total costs and expenses               1,953,685         969,051       5,141,567       2,522,388
                                           -----------     -----------     -----------     -----------

(Loss) Income before income taxes and
    minority interest                         (374,491)        (49,241)       (624,827)         19,953

Taxes on income                                  5,788          35,498          64,838          83,361
                                           -----------     -----------     -----------     -----------

(Loss) Income before minority interest        (380,279)        (84,739)       (689,665)        (63,408)
Minority interest                               15,731          33,080          63,703          77,753
                                           -----------     -----------     -----------     -----------

NET LOSS                                   $  (396,010)    $  (117,819)    $  (753,368)    $  (141,161)
                                           ===========     ===========     ===========     ===========

NET LOSS PER SHARE                         $     (0.13)    $     (0.05)    $     (0.26)    $     (0.07)
                                           ===========     ===========     ===========     ===========

Weighted average shares outstanding          3,038,830       2,211,315       2,865,490       1,991,821
                                           -----------     -----------     -----------     -----------


                           ACT TELECONFERENCING, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (Unaudited)

                                             Common Stock
                                       --------------------------
                                                                        Accumulated     Currency
                                         Shares          Amount           Deficit      Adjustment        Total
                                       ----------     -----------       -----------    ----------     -----------
BALANCE, December 31, 1994              1,729,050     $   952,747       $ (660,094)     $       -     $   292,653

Shares issued for cash                    388,950         830,193                                         830,193

Shares issued in connection with
   acquisition                            200,000         375,000                                         375,000

Net loss                                                                  (424,060)                      (424,060)
                                       ----------     -----------       ----------      ---------     -----------

BALANCE, December 31, 1995              2,318,000       2,157,940       (1,084,154)             -       1,073,786

Shares issued for cash                    712,497       1,987,533                                       1,987,533

Shares issued in connection with
   acquisition                                -           125,000                                         125,000

Shares issued in connection
with employee stock options                 8,333               -                                               -

Currency Translation                                                                       (7,362)         (7,362)

Net loss                                                                  (753,368)                      (753,368)
                                       ----------     -----------    -------------     ----------     -----------

BALANCE, Sept. 30, 1996                 3,038,830     $ 4,270,473      ($1,837,522)       ($7,362)    $ 2,425,589
                                       ==========     ===========       ==========     ==========     ===========


                           ACT TELECONFERENCING, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (Unaudited)

                                                      Nine Months Ended Sept. 30,
                                                         1996            1995
                                                     ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                           $  (753,368)    $  (141,161)
  Adjustments to reconcile net loss to
     net cash used in operating activities:
     Depreciation and amortization                       238,190        (420,583)
     Provision for income taxes                          (44,579)         20,421
 Changes in assets and liabilities:
     Increase in accounts receivable                    (699,093)       (316,831)
     Increase in other assets                            (80,674)        (71,177)
     (Decrease) increase in accounts payable             322,225          43,202
     Increase in other liabilities and
       deferred income                                   245,066          74,101
                                                     -----------     -----------

      Net cash used in operating activities             (772,233)       (812,028)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Property and equipment purchases                     (719,892)       (454,901)
                                                     -----------     -----------

     Net cash used in investing activities              (719,892)       (454,901)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from notes payable and capital leases        279,089          95,919
   Payments on notes payable and capital leases          (70,185)         (2,333)
   Net proceeds from issuance of common stock          1,987,533       1,177,693
   Increase in minority interests                         86,704          77,753
                                                     -----------     -----------

      Net cash provided by financing activities        2,283,141       1,349,032
                                                     -----------     -----------

Increase  in cash and cash equivalents                   791,016          82,103

Effect of exchange rates on cash                          (7,362)           --

Cash and cash equivalents, beginning of period           288,345         120,703
                                                     -----------     -----------

Cash and cash equivalents, end of period             $ 1,071,999     $   202,806
                                                     ===========     ===========



                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 1996 AND 1995

NOTE 1 - BASIS OF PRESENTATION

Reference is made to Note 1 of the Consolidated Financial Statements included in the Special Financial Report for the year ended December 31, 1995, which describes the accounting policies of the Company for annual reporting purposes.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's financial position as of September 30, 1996 and the results of its operations and changes in its shareholders' equity, and its cash flows for the nine-month periods ended September 30, 1996 and September 30, 1995.

NOTE 2 - INCOME (LOSS) PER SHARE

Loss per share is based on the weighted average number of common shares outstanding during each period. Shares issuable upon the exercise of outstanding warrants and options are not included in the calculation since their inclusion would be anti-dilutive.



Item 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net revenues for the third quarter of 1996 were $1,579,194, an increase of $659,384 or 72% from the comparable quarter of the prior year. Net revenues increased 78 percent to $4,516,740 for the nine months ended September 30, 1996, compared to $2,542,341 for the same period in 1995. This increase is primarily due to higher sales of teleconferencing services, and additional revenue from the Company's two new business units, ACT VideoConferencing, Inc. and ACT Teleconferencing B.V. During the three months ended September 30, 1996, domestic operations accounted for 49 percent of net revenues, compared to 41 percent for the prior three month period. For the nine months ending September 30, 1996, domestic operations comprised 51 percent of net revenue, and 44 percent for the same period in the prior year. Domestic net revenues continue to grow at a higher rate than foreign net revenues. The difference in revenue growth for domestic operations compared to foreign operations is primarily due to a new market segment service being developed by the United States business (currently comprising of one customer), which represented 17% of consolidated revenues for the three months ended September 30, 1996 and 15% of consolidated revenues for the nine months ended September 30, 1996.

Cost of sales for the three months ended September 30, 1996 were $1,031,882 up 96% from the cost of sales for the same period in 1995. Cost of sales increased 96 percent to $2,779,585 for the nine months ended September 30, 1996, compared to $1,417,762 for the prior period, reflecting commensurate increases in sales of teleconferencing services and equipment. This increase can be attributed to one-time development costs of a new market segment service, plus costs from the Company's two new business units.

Marketing, general, and administrative expenses increased 108% to $921,803 for the three months ending September 30, 1996 as compared to the same period in 1995. Marketing, general, and administrative expenses for the nine months ended September 30, 1996 were $2,361,982, or 52 percent of revenue, compared to $1,104,626, or 43 percent of revenue, for the same period in 1995. This increase can be attributed to start-up expenses of the Company's two new business units, additional personnel as well as an increase in allowance for doubtful accounts. The company has accepted the resignation of Harry Walls, President of the U.S. audio conferencing services business, and Paul Clifford, General Manager of the U.S. video business, in connection with a management consolidation and move of the video business to Colorado.

Loss before taxes and minority interest increased to $374,491 for the three months ended September 30, 1996, as compared to loss before taxes and minority interest of $49,241 for the same period in the prior year. Loss before taxes and minority interest was $624,827 for the nine months ended September 30, 1996, compared to income before taxes and minority interest of $19,953 for the same period in 1995. Loss before taxes and minority interest can be attributed to the start up of ACT VideoConferencing, Inc. and ACT Teleconferencing B.V. These start-up subsidiaries are expected to continue to incur losses during 1996. ACT Teleconferencing Services, Inc. experienced a small loss for the three months ended September 30, 1996 due to the introduction of a new market segment service.

Net (loss) income for the third quarter was $(396,010), or $(.13) per share, compared to $(117,819), or $(.05) per share for the third quarter of the prior year. For the nine months ended September 30, 1996, net (loss) income was $(753,368), or $(.26) per share, as compared to $(141,161), or $(.07) for the same period on 1995.


LIQUIDITY AND CAPITAL RESOURCES

Working capital at September 30, 1996 was $1,137,990, which represents a current ratio of 1.7 to 1. This compares to working capital of $24,203 at December 31, 1995, a current ratio of 1.0 to 1. The Company believes that funds on hand are sufficient to support its existing and planned operations for at least the next six months. During the nine months ended September 30, 1996, cash used in operating activities was primarily to support an increase in accounts receivable and fund operating losses. Cash used from investing activities for this same period was primarily for additional fixed assets and expanded audio and video bridging capacity in response to increased demand. On August 16, 1996 the Board of Directors approved the creation of the Stock Option Plan of 1996, and tentatively reserved 300,000 shares, subject to approval by the shareholders at a forthcoming annual or special meeting.



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

** Incorporated by reference to the exhibit of the same number to the Company's Form 10-QSB for the Quarter ended March 31, 1996, File No. 0-27560.

On July 5, 1996, the Company amended it's report on Form 8-K, dated June 18,
   1996, regarding the dismissal of Van Dorn & Bossi as the Company's independent accountants.

The Company filed a report on Form 8-K, dated July 5, 1996, regarding the appointment of Ernst & Young LLP as the Company's independent accountants.



                                    SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             ACT Teleconferencing, Inc.
Date:    November 13, 1996                by /s/   Pamela S. Van Eeckhout
                                          Pamela S. Van Eeckhout, CFO


Date: November 13, 1996                   by /s/   Gerald D. Van Eeckhout
                                          Gerald D. Van Eeckhout, CEO