Form 10KSB
period 1996-12-31
ACT TELECONFERENCING INC
filed 1997-04-15
CIK 918709

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1996


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

          For the transition period from _____________ to _____________

                         Commission File Number 0-14731

                           ACT Teleconferencing, Inc.
-------------------------------------------------------------------------------
           (Name of small business issuer as specified in its charter)

Colorado                                                 84-1132665
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

Issuer's telephone number:  (303) 233-3500

Securities registered under Section 12(b) of the Exchange Act:

Title of each class                    Name of each exchange on which registered
None                                   None

Securities registered under Section 12(g) of the Exchange Act:

Common stock, no par value
-------------------------------------------------------------------------------
                                (Title of Class)
Redeemable Warrants to purchase Common Stock
-------------------------------------------------------------------------------
                                (Title of Class)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]    No [ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         State issuer's revenues for its most recent fiscal year.  $6,219,946

         State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. (See definition of affiliate Rule 12b-2 of the Exchange Act).
Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated. The aggregate market value of the voting stock held by non-affiliates of the Company as of March 27, 1997 was:
$8,706,653. Assumptions: All directors are affiliates, and the following officers are affiliates: Charles T. Stout and John W. Hill

                         (ISSUERS INVOLVED IN BANKRUPTCY
                     PROCEEDINGS DURING THE PAST FIVE YEARS)

         Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes [ ]             No [ ] n/a

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. Common Stock, no par value:
2,939,930 shares

                       DOCUMENTS INCORPORATED BY REFERENCE

         If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g. Part I, Part II, etc.) into which the document is incorporated (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g. annual report to security holder for fiscal year ended December 24, 1990).

                      Documents incorporated by reference:


                                    Document
Proxy Statement to be used in connection with the annual meeting of Stockholders to be held June 18, 1997 (the "Proxy Statement") to be filed with the Commission prior to April 30, 1997 is incorporated by reference herein.

                        Item(s) Into Which Incorporated
                     Part III, Items 9 through 12 inclusive


Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X] (ADDED BY SEC ACT REL NO 6996. EXCH ACT REL NO 32231, EFF 6/3/93.)


ITEM 1.  BUSINESS

         THIS BUSINESS SECTION OF THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS, WHICH ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES. CERTAIN SUCH STATEMENTS ARE REPEATED AT THE END OF THIS BUSINESS SECTION TOGETHER WITH SPECIFIC CAUTIONARY STATEMENTS IDENTIFYING FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM CURRENT EXPECTATIONS CONTAINED IN EACH SUCH STATEMENT. FORWARD-LOOKING STATEMENTS ALSO MAY BE IMPLICIT BUT NOT READILY IDENTIFIED WITHIN THE CONTEXT OF OTHER STATEMENTS. IN GENERAL, AMONG THE FACTORS THAT COULD AFFECT THE COMPANY'S ACTUAL RESULTS AND COULD CAUSE RESULTS TO DIFFER FROM THOSE CONTAINED IN THE FORWARD-LOOKING STATEMENTS ARE THE CONTINUED ABILITY OF THE COMPANY TO GENERATE HIGH-MARGIN REVENUE GROWTH IN AUDIO TELECONFERENCING, THE GENERAL RATE OF DEVELOPMENT OF THE MARKET FOR VIDEOCONFERENCING SERVICES, AND OPPORTUNITIES TO EXPLORE NEW FOREIGN MARKETS. OTHER FACTORS COULD ALSO CAUSE ACTUAL RESULTS TO VARY MATERIALLY FROM THE ANTICIPATED RESULTS COVERED IN SUCH FORWARD-LOOKING STATEMENTS.

GENERAL

         ACT Teleconferencing, Inc. (the "Company") provides and markets a broad range of high-quality audio, data, and video teleconferencing services and assembles and distributes related products to businesses and other organizations in the United States and Europe. The Company maintains operations centers in the United States, the United Kingdom, and the Netherlands, where it has installed and operates, computer-managed telephone equipment known as "bridges" for conducting multiparty teleconferences.

         The Company's audio teleconferencing services accommodate multiparty conferences with a number of participants at levels of audio volume and clarity that are not available on most office telephones. Audio teleconferencing facilitates routine meetings, training services, and information distribution where travel would make it impractical, inconvenient, or expensive to assemble a large group on short notice or with regular frequency. The Company offers a variety of services at different price levels depending on customer needs and business volume. The Company's customers include small businesses, Fortune 500 companies, law firms, accounting firms, banks, and a variety of other businesses and entities.

         The Company markets data teleconferencing services and software, as an adjunct to its audio teleconferencing services. The Company also distributes data teleconferencing software that permits clients to interconnect desktop computers by standard modem and simultaneously conduct audio and data teleconferences in which each participant may at once communicate verbally and view, modify, and retrieve data appearing on the computer screen.

         The Company also offers a video teleconferencing product line known as ActionViewTM. ActionView products are competitively priced, stand-alone systems that permit individuals or small groups to send and receive video and audio signals through use of a video camera, personal computer, and a compression/decompression ("Codec") device that allows video signals to be transmitted over digital telephone systems. ActionView systems comply with international standards and are connected primarily over an Integrated Services Digital Network ("ISDN") service, which is available in most major metropolitan markets. The Company's audio and data teleconferencing services can be provided over any telephone network.

         The Company markets its services and certain products through its domestic and European marketing operations and through commission-based sales representatives. The Company intends to market ActionView videoconferencing products initially in the United States by direct sales, direct mail and telemarketing. The Company is actively seeking opportunities for expansion through the establishment of additional American, European and Australasian sales offices and operations centers.

THE COMPANY

         The Company was incorporated under the laws of Colorado in 1989, and commenced operations on January 2, 1990. Through a reorganization in October 1992, the Company acquired all of the outstanding shares of certain related companies, which were owned by substantially the same shareholders who owned the Company's shares, transferred its operating assets to its subsidiaries, and began operations as a holding company for its subsidiaries, ACT Teleconferencing Services, Inc., and ACT Research, Inc.

         In 1992 the Company acquired 60 percent of ACT Teleconferencing Limited, a majority owned United Kingdom subsidiary to conduct operations in the United Kingdom. In July 1995 the Company acquired NBS, Inc., a Minnesota corporation, and changed its name to ACT VideoConferencing, Inc., to engage in video teleconferencing business. In September 1995 the Company commenced audio teleconferencing operations in continental Europe through a wholly owned subsidiary, ACT Teleconferencing B.V., a Netherlands corporation.

THE COMPANY'S PLAN OF BUSINESS

         Key elements of the Company's business strategy are: (i) to establish itself domestically and internationally as a recognized provider of reliable, high quality, competitively priced audio, data, and video teleconferencing services; (ii) to position itself as a single-source provider of customized solutions for customer teleconferencing needs; (iii) to maintain the technical expertise necessary to evaluate and to apply such technologies to serve its customers' requirements; and (iv) to expand operations commensurate with available capital and market opportunities through geographic expansion, internal development, and acquisitions.

         The Company intends to serve effectively as a technical outsource for its customers teleconferencing needs, thereby affording its customers the ability to utilize advanced teleconferencing technologies at competitive prices without having to make a substantial capital investment in teleconferencing equipment and without having to incur costs associated with the employment of technical personnel to operate, maintain, and repair that equipment or other personnel to conduct teleconference calls. The Company has installed equipment to provide video teleconferencing services in the United Kingdom and plans to provide this service in the United States during 1997.

         The Company intends to expand its domestic audio and data teleconferencing operations by establishing or acquiring additional bridges and sales offices in select cities in North America. It intends also to develop its European business by expanding its Amsterdam operations, and by installing bridges and sales offices elsewhere in Europe. These plans, as and when fulfilled, will permit the Company to improve services to existing customers, secure larger number of new customers, and reduce operation costs per call as the volume of calls handled by each bridge or sales office grows. The company is presently evaluating opportunities for further expansion in Australasia.

BACKGROUND

         The origins of the teleconferencing industry predate the communications revolution of the 1980s and 1990s. Early forms of telephone conference calls depended on the skills of a telephone company operator and manually operated equipment. In the 1980s, the availability of reliable teleconferencing equipment prompted the growth of independent teleconferencing providers. The U.S. federal court decision which resulted in the breakup of AT&T separated telephone carriers into interexchange carriers ("IECs"), such as AT&T, and local exchange carriers ("LECs"), such as US West, Bell Atlantic, and Pacific Telesis. The LECs were prohibited from providing audio teleconferencing, except in limited areas. This removed most teleconferencing from the local telephone companies and opened the door to competition by smaller enterprises such as the Company. Legislation recently passed by the United States Congress permits LECs to offer teleconferencing services. This represents additional competition if some or all of the LECs choose to enter or expand their activities in the teleconferencing market in the United States, but it also represents additional opportunity for the Company to provide outsourced teleconferencing services to these LECs. In the United Kingdom, the Company's competitors include British Telecom and two other small companies, one of which is owned by MCI.

         Since the early 1980s, awareness and acceptance of teleconferencing and innovations in audio, data, and video communications have resulted in a significant increase in the use of teleconferencing. Audio conferencing equipment now accommodates full-duplex transmission (simultaneous transmission and reception), eliminating "clipping" of words among participants during conversation. The equipment is also now able to clarify and equalize sound volume among participants. New equipment developments accommodate dial-in and dial-out connections so that participants may participate either by awaiting a call from the teleconference operator or by placing a call to the teleconference service center. Other newer equipment also permits digital recording, the ability to poll participants and substantially expanded capacity for larger conferences.

         Advances in office equipment technology and changes in organization structures have contributed to the increased use of audio teleconferencing. Decentralized and networked management information systems have also empowered managers at all levels with instant access to data. The result enables a much faster pace for business decisions.

         Audio teleconferencing provides a vehicle for bringing decision makers together more frequently, at lower cost, and with fewer scheduling conflicts than is possible for face-to-face meetings. While not replacing physical meetings, many organizations looking for increased productivity prefer audio teleconferencing as a convenient, cost-conscious alternative for sales, operations, financial review, training programs, marketing presentations, press conferences, workshops, seminars, and board or other meetings.

         In December 1990 the International Telecommunications Union ("ITU"), an agency of the United Nations, formally adopted a set compatibility standards known as "H.320" for video communications, to permit equipment made by different manufacturers to operate compatibly. This standard is similar in concept to the "CCITT" standard previously adopted by the ITU for compatibility of facsimile machines. In early 1995, the ITU also adopted compatibility standards for data teleconferencing known as "T.120."

         Increased competition among various telephone carriers has improved the quality and availability of basic telephone service. Similarly, a number of relatively small companies have created a market niche for teleconferencing services in the United States and the United Kingdom, notwithstanding the size and financial strength of the major telecommunications companies. In the United States, the United Kingdom, and the Netherlands, barriers to market entry are low. At present, no licensing is required by national or local government authorities. Access to long-distance lines is available from numerous providers. Technical expertise, although requiring customization for each company's operation, is nonetheless generally available. Teleconferencing is available in continental Europe, but, in the Company's view, it is presently not widely used and holds the potential for rapid growth.

         AUDIO TELECONFERENCING. Audio teleconferencing services involve the use of computer-controlled electronic equipment known as an audio teleconference bridge ("bridge"). A bridge is similar to a telephone exchange PBX switch in that many telephone lines may be connected to it to accommodate either incoming or outgoing calls. Unlike a PBX connection, a conference may be established through the bridge. The bridge permits simultaneous speaking by all participants, eliminates "clipping," filters out the "echo" of each participant's own speech, equalizes sound volume and clarity, and permits both dial-out and dial-in connections so that participants may join the conference either by a call from the teleconference operator or by dialing a prearranged number.

         DATA TELECONFERENCING. Data teleconferencing involves the connection by modem and standard telephone line of two or more remotely located personal computers using recently developed software to permit each participant simultaneously to view and annotate the same text or graphics. Data teleconferencing is often used as adjunct to audio teleconferencing.

         VIDEO TELECONFERENCING. In July 1995, the Company entered the video teleconferencing business through acquisition of a start-up company which now operates as a wholly owned subsidiary of the Company and which assembles, markets, and sells competitively priced video teleconferencing systems under the name ActionView. Certain ActionView systems combine the ability to conduct simultaneous video, audio, and data teleconferencing with the functionality of the personal computer. The Company successfully introduced its initial video bridging service (for multiparty videoconferencing) in the United Kingdom during 1996, and plans to launch a similar service in the United States during 1997.

PRODUCTS AND SERVICES

         AUDIO TELECONFERENCING. The Company offers a broad range of teleconferencing services and related products, primarily to corporate business clients and institutions. The Company's current customer base includes such diverse enterprises as regional telephone companies, manufacturers, transportation firms, trade associations, state government agencies, nonprofit organizations, accounting firms, law firms, venture capital companies, commercial banks, and investment banking firms. The Company's marketing focus is to provide all facets of planning, organizing, and coordinating large-scale business meetings via telephone conference calls. The Company has sought to differentiate itself by packaging high quality teleconferencing technology with enthusiastic, service-oriented teleconference coordinators. Revenues are earned by charging clients a fee per minute plus charges related to long-distance telephone costs.

         In addition to basic conference call services, the Company offers a range of added-value "enhanced" services that allow customers to specify a particular feature for a conference. For example, the Company will place reminder calls, transmit written materials by facsimile to participants, conduct electronic polling of participants' views, record the conference and make it available for dial-in access to persons who were unable to participate. The Company provides after-hours and short-notice teleconferences, training for customers in the effective use of teleconferencing, and customized billing formats to accommodate customer requirements.

         It is the Company's experience that managers of many small and large businesses generally prefer to outsource to third-party vendors the organization and management of teleconference calls as needed rather than to maintain equipment and personnel that are not utilized full time. For high-volume customers who prefer to own their own bridge equipment, the Company provides consulting services for the purchase, installation, and operation of the bridge and also contracts to operate the bridge for the customer, if desired. Such arrangements allow the Company to retain the customer relationship for the purpose of providing additional capacity when the customer's bridge capacity is exceeded or to provide enhanced services when needed.

         The Company has devised and implemented a total quality management program to track the results of internal operations, assess the quality of its services, and measure customer satisfaction. Among other quality control activities provided by that program, the Company routinely calls its customers after a conference to inquire whether they were satisfied with the conference, the attendant, or any ancillary services the Company provided in connection with the conference. The Company offers its services over fully digital bridges, and has gradually increased and upgraded its capacity commensurate with its ongoing business.

         The Company extends credit to substantially all its major customers. Infrequent users of audio teleconferencing bill their calls to a major credit card. Other customers are extended direct credit based upon creditworthiness.

         The Company obtains volume discounts on long-distance transmission from major vendors of long-distance services, and, essentially, re-markets that service to its customers as part of its conference call charges for long-distance conferences. The Company is an authorized distributor of desktop conference telephones that provide enhanced sound quality, and sells such conference telephones to its teleconference customers.

         DATA TELECONFERENCING. As an adjunct to audio and video teleconferencing, the Company also offers data teleconferencing services. Data teleconferencing is essentially a second conference call between computers occurring simultaneously with an audio or video teleconference. Through data teleconferencing, several participants in an audio or video teleconference can view, discuss, and modify designs, spreadsheets, written text, or other graphically presented materials simultaneously on their personal computers. As the participants discuss the graphics presented on their PC monitors, they can annotate changes (one participant at a time) to these graphics as if they were together in the same room examining and modifying the same document.

         The Company's data teleconferencing is accomplished by use of copyrighted software. Point-to-point data teleconferencing, i.e., one PC to one other PC, is available to participants without the use of a teleconferencing company; however, connecting more than two participants requires bridging equipment similar to the bridges used for audio or video teleconferencing.

         When the T.120 standards for data teleconferencing that were recently approved by the ITU are fully implemented and are available to the Company from the manufacturer of the Company's teleconferencing bridges, the Company expects to be able to provide standards-based multiparty data teleconferences. The absence of data transmission standards is a major reason for the current lack of widespread data teleconferencing, and the adoption of the T.120 standards is expected to foster rapid growth in this market segment.

         The Company believes teleconferencing enterprises providing only audio or video will be at a competitive disadvantage because of the need in many teleconferences to simultaneously examine and modify written materials in a manner more timely than fax or mail.

         VIDEO TELECONFERENCING. Video teleconferencing has evolved substantially since its first introduction in the 1980s. The earliest applications involved expensive ($100,000 plus) systems in dedicated locations used primarily for large group conferences. The market has evolved with the development of "roll about" systems for use by a small group of two to eight individuals. These systems typically have been priced at $20,000 to $30,000, and are used for video teleconferencing for meetings with multiple attendees. More recently available are relatively inexpensive ($3,500 to $10,000) desktop systems. Virtually all manufacturers of these systems use H.320 standard-based computer chips for compression/decompression of video signals in conjunction with standard personal computers.

         The principal components of the ActionView system are the video camera, microphone, color monitor, personal computer, and compression/decompression ("Codec") equipment. The Codec equipment used in the ActionView system is provided to the Company by two competing vendors. Other manufacturers of Codec equipment include PictureTel and V-Tel. ActionView Systems require a 486 or Pentium personal computer utilizing Windows software to control the Codec equipment. These components are assembled and delivered ready to use. The ActionView Systems comply with H.320 standards that allow for interoperability between equipment made by different manufacturers. ActionView Systems by ACT permit users to employ a single ISDN telephone line connection for simultaneous video and data teleconferencing.

         Transmission of video signals require a greater bandwidth than is provided by standard analog telephone service. ActionView Systems are designed for use with ISDN Basic Rate Interface Service ("ISDN BRI Service") utilizing two 64 Kbps "B-channels" for a total band width of 128 Kbps. ISDN BRI Service provides digital telephone service similar to that already in place for standard analog service; however, ISDN BRI Service is available only through telephone exchanges that have installed an ISDN switch. Access to ISDN BRI Service is available in United States metropolitan areas, but not always in the industrial suburbs and rarely in rural areas. Notwithstanding these limitations, approximately 75% of all United States telephones have access to ISDN BRI Service. ISDN service is generally available in major business centers in Europe.

         An alternative to ISDN service is available through the use of two switched 56 Kbps circuits ("Switched 56 Kbps Service") which provide acceptable but narrower bandwidths (56 Kbps instead of 64 Kbps). Local telephone companies began providing this service in approximately 1970. The Company believes it is currently available to nearly all domestic United States telephone customers and/or can be provided within a period of several weeks through arrangements with the customer's local telephone service provider. This service requires installation of an adapter known as a communication service unit (CSU) which converts digital signals from the customer's equipment into Switched 56 Kbps Service for transmission over analog telephone lines and converts them back into digital signals at the other end. Switched 56 Kbps Service has proven to be an acceptable alternative to ISDN BRI service in various applications.

         The Company offers a multipoint bridging service from its operations center in London, and plans to offer similar service in the United States and continental Europe in response to demand. In order to offer this service, the Company has installed a multipoint control unit (MCU) in London and plans to install similar MCUs (video bridges) in the United States and continental Europe.

MARKETING

         GENERAL TELECONFERENCING SERVICES. The Company has adopted a strategy of developing and providing reliable, high quality teleconferencing services in order to create and maintain strong relationships with its clients and to foster client loyalty that results in repeat usage. The Company markets its teleconferencing services directly through its own employees, through commissioned sales representatives, and through a commission-based referral arrangement with long-distance carriers.

         The Company's principal source of business is repeat business from its current customers, particularly from other departments within the customer's company. The Company integrates its call reservation services and quality control inquiries into its marketing efforts. Reservation personnel typically offer the Company's enhanced services when customizing the reservation; and, in their follow-up inquiries, quality control personnel seek referrals to others within the customer's organization who may have need of teleconferencing services.

         The Company employs sales personnel in its Denver, London, and Amsterdam offices, whose principal duties are to prospect for new customers. Prospective customers usually have need for periodic internal communications that may be served by teleconferencing and recognize teleconferencing as a tool for more efficient use of management time. The Company also attends teleconferencing trade shows and places a limited amount of advertising in trade publications.

         The Company supplements direct selling efforts through arrangements with several independent sales agencies that provide nonexclusive sales coverage in certain markets in the United States and overseas. The Company also employs a commission-based referral arrangement in the United States with a primary long-distance carrier.

         In order to facilitate entry into selected foreign markets and to expand marketing activities in those countries, the Company intends to seek cooperative arrangements for facilities and with vendors of related telecommunication services such as long-distance carriers or providers of fiber optic services.

MANUFACTURING

         The Company's ActionView system requires limited manufacturing operations consisting principally of the assembly and testing of the system's components and software and packing the system for shipment, all of which will be handled at its Wheat Ridge, Colorado location.

SUPPLIERS

         The Company is not dependent on any single long-distance carrier or supplier for any of the audio teleconferencing services or products the Company sells. The Company has negotiated volume discounts with its primary long-distance carriers, and believes it could negotiate similar arrangements at similarly competitive prices with one or more other carriers should its current carriers be unable to continue to provide service at competitive prices. The telephone bridges purchased by the Company for use in its operations are available from a variety of suppliers, some of which compete in the teleconferencing services business. The Company distributes a line of audio teleconferencing speaker phones which are also widely available.

COMPETITION

         The teleconferencing industry is competitive. In the United States, the United Kingdom, and the Netherlands, barriers to market entry are low. Barriers in other countries vary, depending on the government's role in telecommunications and its policy toward competition. Technical expertise, although requiring proprietary application for each teleconferencing company's operation, is generally available. Computer-based bridging systems similar to those employed by the Company are priced between $70,000 and $250,000, depending on capacity and features, and are readily available from several vendors.

         The Company believes the principal competitive factors in the teleconferencing market are brand recognition, service quality, reliability, and price. The location of the provider's equipment can also be a competitive factor; a local bridge can reduce long-distance charges for teleconference call participants, and a local sales office makes local marketing more personal and effective. The Company offers price-competitive services as well as enhanced services at higher pricing. The Company differentiates itself by reliability and attention to detail, and by the goodwill that develops through repeat business.

         To the extent that smaller, innovative teleconferencing services companies (such as the Company) are creating a new niche market, this industry can be viewed as significant and emerging. To the extent that long-distance companies, such as AT&T, British Telecom, MCI, and Sprint, provide these services the market can be viewed as part of the telecommunications industry. Competition, therefore, is on two levels: with the long-distance companies as part of a broad base of services and with relatively new and smaller enterprises catering specifically to the niche market of teleconferencing. Despite the size and name recognition of the long-distance companies, the Company believes its primary competition will come from smaller teleconferencing services companies similar to itself.

         The IECs and the LECs have had both positive and adverse effects on the Company's business. Through sizable advertising budgets and marketing resources, the telephone utilities have created a larger market for teleconferencing, thereby providing smaller companies with a large market. Although the IECs' large long-distance line capacity, in particular, enables the IECs to offer a teleconferencing price advantage to high-volume customers, higher prices are generally charged by the IECs to smaller and medium volume customers thus creating a pricing niche that enables the Company and others to compete for the teleconferencing business of medium- and smaller-volume customers on the basis of price and, within that price structure, to provide services not always offered by IECs or LECs.

         The degree of competition within the industry is evidenced by the variety of pricing techniques utilized by the Company and its competitors. Different rates apply for dial-out calls, meet-me calls, and toll-free meet-me calls. Certain competitors assess set-up charges for each call or make a separate charge for each line or location. Long-distance rates vary per minute from company to company. In each of the foregoing situations, variances between competitors are only a few cents per minute. The wide variation in pricing schemes reflects the fragmented nature of the industry.

         The Company believes that additional competition could, to a lesser extent, develop from more sophisticated telephone sets, PBX systems, or customer-owned bridges. Currently, most business desk telephones can conference three lines. PBX systems are able to conference several calls in addition to those connected on a handset, and technology is available to enhance PBX capability up to six calls. PBX-handled conference calls typically have poor sound quality, as the addition of each line weakens the overall sound volume. It is also the Company's experience that managers of businesses and other enterprises generally prefer to rely on third-party vendors to organize and conduct high quality calls as and when needed rather than maintain equipment and personnel that are not utilized full time. For high-volume customers who prefer to own their own bridge, the Company provides consulting services as to the purchase, installation, and operation of the bridge and contracts to operate the bridge for the customer, if desired. Such arrangements allow the Company to retain the customer relationship for the purpose of providing additional capacity where the bridge capacity is exceeded and to make enhanced services available when needed.

         The Company stresses "user-friendliness" to promote its quality and reliability, and provides services, flexibility, and responsiveness that typically are unavailable from major carriers. For example, the Company makes wider use of "1-800-meet me" calls, a service not provided by all major long-distance carriers, and will dial out to such callers if the quality of the "meet me" line is unacceptable. The Company permits flexibility in call arrangements by including last minute participants, adding participants in the middle of the call, and by allowing the call to exceed reservation length.

         The Company may also face competition in the acquisition of existing teleconference enterprises that the Company might consider necessary or appropriate for the expansion of its business. Such competition with respect to acquisitions may come from long-distance carriers that seek to acquire teleconferencing service companies in order to secure customers for the sale of their long-distance services.

INTELLECTUAL PROPERTY

         The Company seeks to protect its proprietary information and business practices as trade secrets. The Company's United Kingdom subsidiary has a British trademark for "CONFERCALL" and the Company owns British trademarks for "ACT" and "ACTIONCALL" which it licenses to said subsidiary. ACT Teleconferencing is trademarked in the Benelux countries. "ACT" is not trademarked in the United States since a wide variety of companies use "ACT" in their corporate name or advertising; however, the Company believes it is the only enterprise currently using "ACT" in the teleconferencing industry. Nevertheless, the use of "ACT" by a variety of other enterprises makes trademark protection or the defense thereof prohibitively expensive. The Company has developed customized software, which it considers proprietary, for service and quality control functions, and has also developed technical know-how with respect to the operation of telecommunications equipment. The Company requires each of its employees to execute a nondisclosure agreement for the protection of the Company's confidential information. There can however be no assurance that the Company will be able to protect its proprietary information, business practices, or trademarks from use by competitors, or that the Company would be successful in any litigation it might bring to protect its proprietary information, business practices, or trademarks. The Company holds no patents.

REGULATION

         Government regulation or licensing currently has no material impact on the delivery of teleconferencing services in the United States, the United Kingdom, or in the Netherlands where the Company now conducts its business, or in other countries of the Pacific rim where the Company may consider future expansion.

EMPLOYEES

         The Company has 80 employees: 38 in North American operations; 38 at its subsidiary in London, England; and 4 employees at its Netherlands subsidiary. Of the 80 total worldwide employees, 46 are in audio, data, and video teleconferencing operations, 24 are in sales and marketing, and 10 are in management.

FORWARD-LOOKING STATEMENTS

         Certain statements made above, which are summarized below, are forward-looking statements that involve risks and uncertainties, and actual results may be materially different. Factors that could cause actual results to differ materially from those in the forward-looking statement are as follows:

         THE COMPANY INTENDS TO EXPAND ITS DOMESTIC AUDIO AND DATA TELECONFERENCING OPERATIONS BY ESTABLISHING OR ACQUIRING ADDITIONAL BRIDGES AND SALES OFFICES IN SELECT CITIES IN NORTH AMERICA. General market conditions and competitive conditions within the United States, development and acceptance of new products offered by the Company, and the introduction of products by competitors in these markets.

         IT INTENDS ALSO TO DEVELOP ITS EUROPEAN BUSINESS BY EXPANDING ITS AMSTERDAM OPERATIONS, AND BY INSTALLING BRIDGES AND SALES OFFICES ELSEWHERE IN EUROPE. General market conditions and competitive conditions within Europe, development and acceptance of new products offered by the Company, and the introduction of products by competitors in these markets.

         TELECONFERENCING IS AVAILABLE IN CONTINENTAL EUROPE, BUT, IN THE COMPANY'S VIEW, IT IS PRESENTLY NOT WIDELY USED AND HOLDS THE POTENTIAL FOR RAPID GROWTH. Lack of acceptance or lack of growth of teleconferencing in Europe.

         THE ADOPTION OF THE T.120 STANDARDS IS EXPECTED TO FOSTER RAPID GROWTH IN THIS MARKET SEGMENT. The acceptance and willingness of users to move to teleconferencing as a productivity tool.

         THE COMPANY . . . PLANS TO OFFER SIMILAR [MULTIPOINT BRIDGING] SERVICE IN THE UNITED STATES AND CONTINENTAL EUROPE IN RESPONSE TO DEMAND. Lack of ideal market conditions for videoconferencing generally.

         IN ORDER TO FACILITATE ENTRY INTO SELECTED FOREIGN MARKETS AND TO EXPAND MARKETING ACTIVITIES IN THOSE COUNTRIES, THE COMPANY INTENDS TO SEEK COOPERATIVE ARRANGEMENTS FOR FACILITIES AND WITH VENDORS OF RELATED TELECOMMUNICATION SERVICES SUCH AS LONG-DISTANCE CARRIERS OR PROVIDERS OF FIBER OPTIC SERVICES. Lack of acceptable facilities and the inability to identify or negotiate cooperative arrangements with vendors or other partners.

         DESPITE THE SIZE AND NAME RECOGNITION OF THE LONG-DISTANCE COMPANIES, THE COMPANY BELIEVES ITS PRIMARY COMPETITION WILL COME FROM SMALLER TELECONFERENCING SERVICES COMPANIES SIMILAR TO ITSELF. The rate of growth and entry of smaller teleconferencing services companies similar to the company.


ITEM 2.  FACILITIES

         The Company currently leases approximately 6,000 square feet of office space in Golden, Colorado, at a monthly rental of $5,280, in which it houses the teleconferencing staff and equipment for its North American operations as well as its North American marketing staff and corporate management. The lease expires March 31, 1999. The Company also leases space for the use of teleconferencing bridges in Denver, Colorado for an annual rental of $844. The Company's subsidiary in London, England, leases approximately 2,500 square feet of office space for operations, sales, administration and management at a monthly rental of $3,800. The lease expires September 29, 1998. The Company also leases approximately 2,850 square feet of light manufacturing, storage, and office space in Wheat Ridge, Colorado, until March 31, 1999, at a monthly rental of $2,073, in which it houses its video teleconferencing operations. The Company's premises in Amsterdam occupy approximately 900 square feet for a rental of $1,850 per month. No significant leasehold improvements are necessary in any of the Company's premises.


ITEM 3.  LEGAL PROCEEDINGS

         The Company is not involved in any material legal proceedings.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the fourth quarter of its fiscal year ended December 31, 1996, the Company did not submit any matter to a vote of security holders.


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's common shares have been traded on the Nasdaq SmallCap Market under the symbol ACTT since March 11, 1996. For the period from March 1996 through December 31, 1996 the high and low closing sales prices for the Company's Common Stock for each quarter as reported by NASDAQ were:


--------------------------------------------------------------------------------------------
                         Common Stock (ACTT)                           Warrants (ACTTW)
--------------------------------------------------------------------------------------------
                       High                Low                      High               Low
--------------------------------------------------------------------------------------------
First Quarter(1)         -                  -                        -                  -
Second Quarter         $3.63              $2.63                    $0.88              $0.38
Third Quarter          $3.63              $2.75                    $0.88              $0.50
Fourth Quarter         $3.75              $2.13                    $0.55              $0.25
--------------------------------------------------------------------------------------------


         (1)Common stock and warrants traded as a unit (ACTTU) during the period commencing on March 11, 1996 until April 17, 1996. During this period the unit traded at a high of $4.25 and a low of $3.13.

STOCKHOLDERS. As of December 31, 1996 the Company had 130 stockholders of record and an estimated 450 additional beneficial holders whose stock was held in street name by brokerage houses for a total of 580 stockholders.

DIVIDENDS. The Company has never paid any dividends on its common Stock and expects for the foreseeable future to retain all of its earnings from operations for use in expanding and developing its business. Any future decision as to the payment of dividends will be at the discretion of the Company's Board of Directors and will depend upon the company's earnings, financial position, capital requirements, plans for expansion and such other factors as the Board of Directors deems relevant.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         THE MANAGEMENT'S DISCUSSION AND ANALYSIS SECTION OF THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS, WHICH ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES. CERTAIN SUCH STATEMENTS ARE REPEATED AT THE END OF THIS MANAGEMENT'S DISCUSSION AND ANALYSIS SECTION TOGETHER WITH SPECIFIC CAUTIONARY STATEMENTS IDENTIFYING FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM CURRENT EXPECTATIONS CONTAINED IN EACH SUCH STATEMENT. FORWARD-LOOKING STATEMENTS ALSO MAY BE IMPLICIT BUT NOT READILY IDENTIFIED WITHIN THE CONTEXT OF OTHER STATEMENTS. IN GENERAL, AMONG THE FACTORS THAT COULD AFFECT THE COMPANY'S ACTUAL RESULTS AND COULD CAUSE RESULTS TO DIFFER FROM THOSE CONTAINED IN THE FORWARD-LOOKING STATEMENTS ARE THE CONTINUED ABILITY OF THE COMPANY TO GENERATE HIGH-MARGIN REVENUE GROWTH IN AUDIO TELECONFERENCING, THE GENERAL RATE OF DEVELOPMENT OF THE MARKET FOR VIDEOCONFERENCING SERVICES, AND OPPORTUNITIES TO EXPLORE NEW FOREIGN MARKETS. OTHER FACTORS COULD ALSO CAUSE ACTUAL RESULTS TO VARY MATERIALLY FROM THE ANTICIPATED RESULTS COVERED IN SUCH FORWARD-LOOKING STATEMENTS.

OVERVIEW

         The Company completed a strong year in terms of both revenue growth and geographic market expansion. Revenues grew by 80% reflecting strong growth in the market for teleconferencing services as well as additional market share gains made by the Company.

         Revenues grew by over 105% in the United States and this operation achieved break-even results at the end of 1996. A significant improvement in profitability is further anticipated during 1997 for the U.S. operation as revenues continue to grow rapidly above the break-even level.

         The Company's United Kingdom subsidiary also had a strong year, generating a pre-tax operating return of 15% with revenue growth of over 55%. Profits from this subsidiary are expected to continue at a stable level in 1997.

         Expenses incurred in the entry into the Amsterdam, Netherlands operation exceeded revenues by approximately $400,000 with significant corporate resources being devoted to the development of this new operating unit. The Amsterdam operation is expected to achieve break-even monthly operating results during the last half of 1997.

         The global videoconferencing market continues to achieve substantial real growth annually. The development cost during 1996 of the Company's entry into videoconferencing totaled approximately $500,000. The Company's ActionView Videobridging services were successfully introduced in the United Kingdom for the first time in November 1996 with encouraging initial results.

         In March 1997, an agreement was reached in the United States with AT&T to co-market the Company's ActionView product range of videoconferencing systems. Implementation of this agreement is in the preliminary stages, and it is too early to detemine the extent to which it may impact the Company's revenues.

         The Company anticipates that substantial growth in audio teleconferencing revenues will also continue in the United States, United Kingdom, and continental Europe. In addition, the Company is planning to expand into the Australian and Asian markets.

COMPONENTS OF REVENUE AND EXPENSE

         The Company derives revenues principally from fees charged to clients for teleconference "bridging" services which interconnect multiple parties to a conference call, from fees for enhanced services which supplement conference calls, and from re-billing long-distance charges at a margin in excess of the rate paid by the Company for its volume purchases of long-distance service.

         The costs of teleconferencing services consist of local and long-distance telephone services, depreciation on equipment, and salaries, benefits and office expenses of reservationists and conference coordinators, who plan, organize, and manage teleconferences.

         Selling, marketing, general, and administrative expenses consist of salaries, benefits, and office expenses of the Company's administrative, marketing, and sales organizations.

RESULTS OF OPERATIONS

FISCAL YEAR ENDED DECEMBER 31, 1996, COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 1995

         NET REVENUES. Net revenues increased 80 percent to $6.2 million for the year ended December 31, 1996, compared to $3.5 million for 1995, primarily due to increased sales of teleconferencing services. Revenue growth during the year ended December 31, 1996, resulted from repeat sales to established customers and increased sales of higher priced enhanced services as well as from sales to new customers. During the year ended December 31, 1996, domestic operations accounted for 49 percent of net revenues, compared to 42 percent for the prior year. Domestic net revenues for the year ended December 31, 1996, increased by 108 percent over net revenues for the prior year. Foreign net revenues for the year ended December 31, 1996, increased by 59 percent over foreign net revenues for the comparable prior period in 1995.

         COST OF TELECONFERENCING SERVICES. Cost of teleconferencing services increased 84 percent to $3.6 million for the year ended December 31, 1996, compared to $2.0 million for the prior year, reflecting mainly volume increases in sales of teleconferencing services. Cost of teleconferencing services represented 58 percent of net revenues for the year ended December 31, 1996, compared to 57 percent of net revenues for 1995. Gross margin (net revenues less costs of conferencing services divided by net revenues) for the year ended December 31, 1996, was 42 percent, versus 43 percent during the prior year. Future increases in gross margin can be expected as the Company adds new locations, increases capacity and improves recovery over its semi-fixed costs.

         MARKETING, GENERAL AND ADMINISTRATIVE. Marketing, general, and administrative expenses for the year ended December 31, 1996 were $3.5 million, or 57 percent of revenue, compared to $1.7 million or 49 percent of revenue for 1995. The increase in such expenses as a percentage of revenues reflects the additional investment in sales efforts in 1996 in connection with the start up of the Company's new business unit in Amsterdam, Netherlands and the entry into videoconferencing.

         INCOME (LOSS) BEFORE TAXES AND MINORITY INTEREST. Loss before taxes and minority interest increased to $923,649 for the year ended December 31, 1996, compared to a loss before taxes and minority interest of $187,006 for 1995. Loss before taxes and minority interest for the year ended December 31, 1996 includes a cost of approximately $900,000 from the ongoing investment in and development of ACT VideoConferencing, Inc. and ACT Teleconferencing B.V., based in Amsterdam, Netherlands.

         TAXES ON INCOME. Taxes on income increased to $164,591 for the year ended December 31, 1996, compared to $133,364 for 1995, primarily due to increased income earned by the Company's 60% majority-owned United Kingdom subsidiary. The Company paid no United States income tax due to losses incurred in its United States operations.

         MINORITY INTEREST. Deduction for minority interest increased to $119,867 for the year ended December 31, 1996, compared to $103,690 for the comparable prior period in 1995, due to increased income earned by the Company's majority-owned United Kingdom subsidiary.

LIQUIDITY AND CAPITAL RESOURCES

         The Company had, until 1996, financed its operations primarily through private placements of equity securities and raised approximately $2.1 million through December 31, 1995.

         In March 1996 the Company undertook a successful initial public offering issuing 712,497 shares and raising proceeds (net of expenses) in an amount of $1,987,531. The purpose of the offering was to enable the Company to further expend and develop its operations, particularly in Europe, continue its entry into the videoconferencing market, upgrade equipment, repay indebtedness, and increase working capital.

         During the year ended December 31, 1996, net cash used in operating activities increased to $1,116,706 compared to $26,419 in 1995. This increase was due primarily to an increase in accounts receivable due to sales growth as well as an increase in the net loss before tax.

         During 1996, the Company invested $759,337 in additional telecommunications equipment, principally in bridging systems that provided new technology in the United States, the United Kingdom and the Netherlands. In 1995, the Company invested an additional $633,436 in similar equipment. At December 31, 1996, the Company had cash and cash equivalents of $621,742 compared to cash and cash equivalents on hand in 1995 of $288,345.

         The Company believes that given the present rate of sales and profit growth in its core audio teleconferencing business that it has sufficient cash resources to meet its working capital needs for the coming year. The Company has further plans to expand new capacity, open new operations in new locations, and further develop the videoconferencing business. These expansion plans will be financed using a mix of lease financing for capital equipment and the expected conversion of certain warrants expiring in August 1997. This conversion, if completed, is expected to raise net proceeds of an additional $1.5 million. If the warrant conversion is not completed, the Company will defer certain of its expansion plans until alternative forms of debt or equity financing are in place.

FORWARD-LOOKING STATEMENTS

         Certain statements made above, some of which are summarized below, are forward-looking statements that involve risks and uncertainties, and actual results may be materially different. Factors that could cause actual results to differ materially from those in the forward-looking statement are as follows:

         A SIGNIFICANT IMPROVEMENT IN PROFITABILITY IS FURTHER ANTICIPATED DURING 1997 FOR THE U.S. OPERATION AS REVENUES CONTINUE TO GROW RAPIDLY ABOVE THE BREAK-EVEN LEVEL. Lack of improvement in profitability should the Company be unable to continue growing new accounts or unable to continue offering value-added new products.

         PROFITS FROM [THE UNITED KINGDOM] SUBSIDIARY ARE EXPECTED TO CONTINUE AT A STABLE LEVEL IN 1997. Lack of profits should the Company be unable to maintain its rate of current and new account development in the United Kingdom subsidiary.

         THE AMSTERDAM OPERATION IS EXPECTED TO ACHIEVE BREAK-EVEN MONTHLY OPERATING RESULTS DURING THE LAST HALF OF 1997. Inability to achieve break-even should there be a lack of a consistent rate of growth of the Netherlands market or the achievement of targeted market share.

         THE GLOBAL VIDEOCONFERENCING MARKET CONTINUES TO ACHIEVE SUBSTANTIAL REAL GROWTH ANNUALLY. Lack of development of the market due to slow rate of acceptance of videoconferencing as a productivity tool in business worldwide.

         THE COMPANY ANTICIPATES THAT SUBSTANTIAL GROWTH IN AUDIO
TELECONFERENCING REVENUES WILL ALSO CONTINUE IN THE UNITED STATES, UNITED KINGDOM, AND CONTINENTAL EUROPE. A significant downturn in economic conditions generally or the development of alternative technologies rendering teleconferencing less effective.

         THE COMPANY IS PLANNING TO EXPAND INTO THE AUSTRALIAN AND ASIAN MARKETS. Lack of management capacity or alternative growth opportunities in North America and Europe.

         THE COMPANY BELIEVES THAT GIVEN THE PRESENT RATE OF SALES AND PROFIT GROWTH IN ITS CORE AUDIO TELECONFERENCING BUSINESS THAT IT HAS SUFFICIENT CASH RESOURCES TO MEET ITS WORKING CAPITAL NEEDS FOR THE COMING YEAR. Failure to maintain ongoing profit margins, resulting in a higher level of cash utilization short term and the requirement for the Company to defer other expansion plans or seek additional financing in future capital markets.


ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                    CONTENTS

Report of Independent Auditors, Ernst & Young LLP............................
Independent Auditors' Report, Van Dorn & Bossi ..............................
Consolidated Balance Sheets..................................................
Consolidated Statements of Operations........................................
Consolidated Statements of Shareholders' Equity..............................
Consolidated Statements of Cash Flows........................................
Notes to Consolidated Financial Statements...................................




                         Report of Independent Auditors



The Board of Directors and Shareholders
ACT Teleconferencing, Inc.

We have audited the accompanying consolidated balance sheet of ACT Teleconferencing, Inc. as of December 31, 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ACT
Teleconferencing, Inc. at December 31, 1996, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.



                                          ERNST & YOUNG LLP

Denver, Colorado
March 18, 1997




                          INDEPENDENT AUDITOR'S REPORT

Board of Directors
ACT Teleconferencing, Inc. and Subsidiaries
Golden, Colorado


We have audited the consolidated balance sheets of ACT Teleconferencing, Inc. and subsidiaries as of December 31, 1995 and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ACT Teleconferencing, Inc. and subsidiaries as of December 31, 1995 and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.



Van Dorn & Bossi
Certified Public Accountants

April 5, 1996



                           ACT Teleconferencing, Inc.

                           Consolidated Balance Sheets


                                                                  DECEMBER 31,
                                                             1996              1995
                                                          ----------------------------
ASSETS
Current assets:
   Cash and cash equivalents                              $   621,742      $   288,345
   Accounts receivable (net of allowance for doubtful
   accounts of $255,494 and $6,224 in 1996 and 1995,
   respectively)                                            1,356,471          658,722
   Prepaid expenses and other                                  55,994           29,968
   Inventory                                                  125,850          111,347
  Available for sale marketable securities                     50,000             --
                                                          ----------------------------
Total current assets                                        2,210,057        1,088,382


Equipment:
   Telecommunications equipment                             1,664,697        1,010,413
   Office equipment                                           702,019          352,638
   Less: accumulated depreciation                            (736,556)        (447,886)
                                                          ----------------------------
Total equipment-net                                         1,630,160          915,165

Other assets:
   Deferred offering costs                                       --            125,742
   Goodwill                                                   245,052          533,515

                                                          ----------------------------
Total assets                                              $ 4,085,269      $ 2,662,804
                                                          ============================

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.



                           ACT Teleconferencing, Inc.

                     Consolidated Balance Sheets (continued)


                                                                   DECEMBER 31,
                                                               1996             1995
                                                            ----------------------------
LIABILITIES
Current liabilities:
   Notes payable                                            $    74,784      $    75,000
   Accounts payable                                             764,520          608,282
   Accrued liabilities                                          339,299          200,130
   Current portion of long term debt                            177,312           53,139
   Income taxes payable                                         156,991          127,628
                                                            ----------------------------
Total current liabilities                                     1,512,906        1,064,179

Long-term debt                                                  395,960          168,272

Deferred income taxes                                            41,042           18,551

Minority interest                                               367,404          213,016

Common stock subject to put                                        --            125,000

Shareholders' equity:
   Preferred stock, no par value, 1,000,000 shares
      authorized; none issued                                      --               --
   Common stock, no par value; 10,000,000 shares
      authorized; 2,939,930 and 2,318,000 shares issued
      and outstanding in 1996 and 1995, respectively          4,022,671        2,157,940
   Accumulated deficit                                       (2,292,261)      (1,084,154)
   Currency translation adjustment                               37,547             --
                                                            ----------------------------
      Total shareholders' equity                              1,767,957        1,073,786
                                                            ----------------------------

Total liabilities and shareholders' equity                  $ 4,085,269      $ 2,662,804
                                                            ============================

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.



                           ACT Teleconferencing, Inc.

                      Consolidated Statements of Operations


                                                                YEAR ENDED DECEMBER 31,
                                                                 1996             1995
                                                             ----------------------------
Net revenues                                                 $ 6,219,946      $ 3,461,204

Costs and expenses:
   Cost of sales                                               3,604,729        1,961,434
   Marketing, general and administration costs                 3,538,866        1,686,776
                                                             ----------------------------
Total costs and expenses                                       7,143,595        3,648,210

Loss before income taxes and minority interest                  (923,649)        (187,006)

Provision for income taxes                                      (164,591)        (133,364)
                                                             ----------------------------

Loss before minority interest                                 (1,088,240)        (320,370)
Minority interest in earnings of consolidated subsidiary        (119,867)        (103,690)
                                                             ----------------------------

Net loss                                                     $(1,208,107)     $  (424,060)
                                                             ============================

Net loss per share                                           $     (0.41)     $     (0.21)
                                                             ============================

Weighted average shares outstanding                            2,911,187        2,056,940
                                                             ============================

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.



                           ACT Teleconferencing, Inc.

                 Consolidated Statements of Shareholders' Equity


                                               Common Stock
                                       ------------------------
                                                                                       Currency
                                                                      Accumulated     Translation
                                        Shares          Amount          Deficit        Adjustment          Total
                                      ----------------------------------------------------------------------------
Balance at December 31, 1994          1,729,050      $   952,747      $  (660,094)     $      --       $   292,653

Shares issued for cash                  388,950          830,193             --               --           830,193

Shares issued in connection
   with acquisition                     200,000          375,000             --               --           375,000

Net loss for the year                      --               --           (424,060)            --          (424,060)
                                     -----------------------------------------------------------------------------
Balance at December 31, 1995          2,318,000        2,157,940       (1,084,154)            --         1,073,786

Shares issued for cash                  712,497        1,987,531             --               --         1,987,531

Expiration of put issued in
connection with prior year
acquisition                                --            125,000             --               --           125,000

 Reduction of purchase price
 related to VideoConferencing
 acquisition                           (100,000)        (250,000)            --               --          (250,000)

Cashless exercise of employee
stock options                             8,333             --               --               --              --

Exercise of employee stock
options                                   1,100            2,200             --               --             2,200

Currency translation adjustment            --               --               --             37,547          37,547

Net Loss for the year                      --               --         (1,208,107)            --        (1,208,107)
                                     -----------------------------------------------------------------------------
Balance December 31, 1996             2,939,930      $ 4,022,671      $(2,292,261)     $    37,547     $ 1,767,957
                                     =============================================================================

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.



                           ACT Teleconferencing, Inc.

                      Consolidated Statements of Cash Flows


                                                         YEAR ENDED DECEMBER 31
                                                          1996            1995
                                                      ----------------------------
OPERATING ACTIVITIES
Net (loss)                                            $(1,208,107)     $  (424,060)
Adjustments to reconcile net income to
   net cash used for operating activities:
     Depreciation                                         288,670          213,676
     Amortization                                          38,463           71,009
      Deferred income tax                                  22,491             --
     Minority interest                                    119,867          103,690
     Changes in operating assets and liabilities:
       Accounts receivable                               (676,021)        (187,545)
       Inventory                                          (14,376)        (106,155)
       Other assets                                       (25,774)         (15,818)
       Accounts payable                                   162,867          249,425
       Accrued liabilities                                175,214           69,359
                                                      ----------------------------
Net cash used for operating activities                 (1,116,706)         (26,419)

INVESTING ACTIVITIES
Acquisition of ACT VideoConferencing, Inc.                   --            (45,000)
Property and equipment purchases                         (759,337)        (633,436)
Investment in marketable Security                         (50,000)            --
                                                      ----------------------------
Net cash used for investing activities                   (809,337)        (678,436)

FINANCING ACTIVITIES
Net proceeds from issuance of debt                        142,840          163,427
Net proceeds from issuance of common stock              2,115,473          830,193
Deferred offering costs                                      --           (121,123)
                                                      ----------------------------
Net cash provided by financing activities               2,258,313          872,497

Effect of exchange rate changes on cash                     1,127             --

                                                      ----------------------------
Net increase in cash and cash equivalents             $   333,397      $   167,642
                                                      ============================

Cash and cash equivalents, beginning of year          $   288,345      $   120,703
Cash and cash equivalents, end of year                    621,742          288,345

                                                      ----------------------------
Net increase in cash                                  $   333,397      $   167,642
                                                      ============================

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.



                           Act Teleconferencing, Inc.

                   Notes to Consolidated Financial Statements

                           December 31, 1996 and 1995


1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

BUSINESS
ACT Teleconferencing, Inc. (the Company) is engaged in the business of providing high quality audio, data, and video conferencing products and services to business clients. The Company operates in the United States, the United Kingdom, the Netherlands, and Belgium.

PRINCIPLES OF CONSOLIDATION
The consolidated financial statements include the accounts of ACT
Teleconferencing, Inc., its wholly-owned domestic subsidiaries ACT Teleconferencing Services, Inc., ACT VideoConferencing, Inc., ACT Research, Inc., its 60% owned United Kingdom subsidiary, ACT Teleconferencing Limited, and its 100% owned Dutch subsidiary, ACT Teleconferencing, B.V. All material intercompany transactions and balances have been eliminated.

USE OF ESTIMATES
The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

INVENTORIES
Inventories are stated at the lower of cost or market, on a first-in, first-out ("FIFO") basis. Finished goods are priced using specific unit costs consisting of materials, labor and related manufacturing overhead, but exclusive of research and development, selling and general and administrative expenses, which are charged to operations as incurred. Inventories consist primarily of raw materials and finished goods.

AVAILABLE FOR SALE MARKETABLE SECURITIES
The fair value of the Company's marketable securities at December 31, 1996 approximates the carrying value. The fair value was determined using market quotes.

EQUIPMENT AND DEPRECIATION
Equipment is stated at cost. Depreciation is calculated on a straight-line basis over the estimated useful lives of five years for furniture and five or ten years for equipment. Depreciation expense includes capital lease amortization charges.

Goodwill represents the excess of purchase price over tangible assets acquired less liabilities assumed arising from acquisitions and is being amortized on a straight-line basis over an estimated useful life of 15 years.

Goodwill is reviewed for impairment whenever events indicate that their carrying amount may not be recoverable. If such events are noted, the Company estimates the future cash flows to be generated by the business associated with those assets. In the event that the sum of the cash flows is less than the carrying amount of those assets, the assets would be written down to their fair value, which is normally measured by discounting estimated future cash flows.

FOREIGN CURRENCY CONVERSION
The financial statements of the Company's foreign subsidiaries have been translated into United States dollars at the average exchange rate during the year for the statement of operations and year-end rate for the balance sheet.

CASH AND CASH EQUIVALENTS
The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.

NET EARNINGS (LOSS) PER SHARE
Net earnings (loss) per share is computed based upon the weighted average number of shares of common stock outstanding during the period. Options and warrants are not included in the computations since their effect is presently either anti-dilutive or not material.

ADVERTISING COSTS
The company expenses advertising costs as incurred. Total advertising expenses were $185,519 and $41,466 for the years ended December 31, 1996 and 1995, respectively.

RECLASSIFICATIONS
Certain reclassifications of the 1995 balances have been made in order to conform to the 1996 presentation.

2. NOTES PAYABLE

The Company has a note payable to a bank for $74,784, bearing interest at 2.0% over prime (8.25% at December 31, 1996). The note is collateralized by the assets of ACT VideoConferencing, Inc. and also by a corporate guarantee of ACT Teleconferencing, Inc. in favor of ACT VideoConferencing Inc. The note matures May 16, 1997 and requires monthly interest and principal payments until that date.

3. LONG-TERM DEBT

Long term debt is summarized as follows:

                                                               DECEMBER 31,
                                                            1996          1995
                                                         -------------------------
Related parties:
   Note payable to shareholder of ACT Limited, non-
   interest bearing, due December 31, 1996                 $     -        $3,750
                                                         -------------------------
Total related parties                                            -         3,750

  Bank note payable, 1.5% over prime, (9.75% at
  December 31, 1996) due in monthly principal
  amounts of $834 plus interest, due August 31, 1999.
  The loan agreement contains certain covenants, the
  most restrictive of which includes maintenance of
  certain financial ratios and a defined borrowing
  base;
  additionally, the agreement limits payment of
  dividends and repurchase or retirement of the
  Company's stock.                                          25,814        36,656

  Bank note payable, 6% (3.5% over bank's base rate
  at December 31, 1996) due in monthly installments
  of $1,254 plus interest, due December 31, 1998.           28,037        35,936

  Bank note payable, 14.205%, due in monthly
  installments of 7,921 plus interest, due
  August 31, 1999.                                         228,867        -

  Capitalized leases, due at various periods through
  2000, at various interest rates from 6% to 26%.          290,554       145,069
                                                         -------------------------
Subtotal                                                   573,272       217,661
Less, current portion of long term debt                   (177,312)      (53,139)
                                                         -------------------------

Long term debt                                            $395,960      $168,272
                                                         =========================

Interest paid on notes and capitalized leases for the year ended December 31, 1996 and 1995 amounted to $36,253 and $18,930 respectively.

4. LEASE COMMITMENTS

Operating leases:
The company leases office space in the United States, United Kingdom, and the Netherlands. These leases expire March, 1999, September, 1998, and October 1997 respectively. With the exception of Amsterdam, there are no renewal options. Total rent expense charged to operations under the leases was $229,141 and $126,578 for the years ended December 31, 1996 and 1995, respectively.

Capitalized leases:
The following property is held under capital leases:

                                                               DECEMBER 31,
                                                         1996                1995
                                                 ----------------------------------------
Equipment                                               $385,368           $176,563
Less accumulated depreciation                            (55,497)           (21,204)
                                                 ----------------------------------------
                                                        $329,871           $155,359
                                                 ========================================

The aggregate minimum annual rental commitments as of December 31, 1996 are as follows:

                                                         OPERATING              CAPITAL
                                                           LEASES                LEASES
                                                 ----------------------------------------
         1997                                             $219,312              $116,509
         1998                                              176,908               108,639
         1999                                               28,842                88,228
         2000                                                  --                 41,874
         2001 and thereafter                                   --                 22,300
                                                 ----------------------------------------
         Total minimum lease payments                     $425,062              $377,550
                                                 ==================
         Less amounts representing interest                                     (86,996)
                                                                    ---------------------
         Present value of net minimum capital
            leases payments                                                     $290,554
                                                                    =====================

During 1996, the Company incurred capital lease obligations of $208,805 in connection with lease agreements to acquire equipment.

5. SHAREHOLDERS' EQUITY

INITIAL PUBLIC OFFERING
On March 5, 1996, the Company issued 712,497 units in an initial public offering raising cash proceeds (net of expenses) of $1,987,531.

On March 5, 1996, as part of the units issued in its initial public offering, the Company issued warrants for the purchase of 712,497 shares of the Company's stock. Each of these warrants entitles the holder to purchase one share of common stock during a three-year period commencing February 2, 1996 at an exercise price of $5.00 per share, subject to adjustment in certain events. The Company may at any time redeem the warrants at $.10 per warrant on 30 days written notice, provided that the average closing bid price per share of common stock has been at least 120% of the exercise price of the warrant (e.g., an average closing bid price of $6.00, assuming an exercise price of $5.00), for ten consecutive trading days prior to the notice of redemption. Holders of these warrants will forfeit all other rights upon such redemption except the right to receive the $.10 redemption price per warrant and the right to exercise the warrants during the 30 days following written notice.

Also in connection with the initial public offering, the Company granted a Unit Purchase Option to Tuschner & Co., the underwriter of the offering. The Unit Purchase Option grants the holder the right to purchase 71,250 units (each consisting of one share of common stock and one warrant to purchase common stock) for a nominal total price of $100, and must be exercised on or before February 2, 2001. Each of the warrants underlying the Unit Purchase Option allows the holder to purchase one share of common stock for $5.00, and may be exercised at any time up to three years from the date the Unit Purchase Option is exercised.

Holders of the above warrants are not entitled to vote, receive dividends, or exercise any of the rights of shareholders of Common Stock for any purpose until the warrants have been duly exercised.

PRIVATE OFFERING
During 1995, the Company sold 312,700 units for net proceeds of $678,293. Each unit consisted of one share of common stock and one warrant exercisable at $3.50 per share. These warrants are included in warrants outstanding (below). In connection with these sales, the Company incurred costs of $103,457 which were offset against the related proceeds.

WARRANTS OUTSTANDING
In connection with shares issued to private investors during 1993, the Company had issued warrants for investors to purchase 103,750 shares of the Company's common stock at $2.00 per share, of which 76,250 were exercised and 27,500 expired December 31, 1995.

In connection with loans obtained from private investors, during 1994, the Company issued warrants to purchase 8,750 shares of the Company stock at $4.00 per share expiring December 31, 1998.

In connection with the 1995 private offering, the Company also has warrants outstanding for 435,700 shares of the Company's stock exercisable at $3.50 per share until August 31, 1997, and 42,570 shares of the Company's stock exercisable at $3.25 per share expiring August 31, 1997.

6. STOCK OPTION PLAN

The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation," requires the use of complex option valuation models which were not developed for use in valuing the Company's employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is required to be recognized.

The Company's 1991 Stock Option Plan has authorized the grant of options to officers, key employees, and consultants for up to 400,000 shares of the Company's common stock. The Company has also granted options under the Stock Option Plan of 1996. The 1996 Stock Option Plan will be tabled for approval at the forthcoming annual General Meeting. The 1996 Plan, as presently contemplated and if approved by the shareholders, will authorize the grant of 300,000 options to officers, key employees, and consultants of the Company. Options granted under both Plans have 10 year terms and generally vest 25% each year following the date of grant.

Pro forma information regarding net income and earnings per share is required by Statement 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1995 and 1996, respectively: risk-free interest rates of 6.9% and 6.5%; a dividend yield of 0%; volatility factors of the expected market price of the Company's common stock of .60; and a weighted-average expected life of the option of 7 years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

If Statement 123 had been adopted, for purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows:

                                            1996                1995
                                            ----                ----
Pro forma net (loss)                     $(1,279,660)          $(437,788)
Pro forma (loss) per share effect         $(.44)               $(.21)

Because Statement 123 is applicable only to options granted subsequent to December 31, 1994, its pro forma effect will not be fully reflected until 1999.

A summary of the Company's stock option activity, and related information for the years ended December 31 follows:

                                                       1996                                 1995
                                                       ----                                 ----
                                                       Weighted-Average                     Weighted-Average
                                        Options         Exercise Price        Options        Exercise Price
                                        -------         --------------        -------        --------------
Outstanding-beginning of year           221,000               $1.75             152,000           $1.64
Granted                                 410,800                2.98              69,000            2.00
Exercised                               (26,100)               2.00                -                -
Forfeited                              (151,400)               2.71                -                -
                                      -----------                             ----------

Outstanding-end of year                 454,300               $2.53             221,000           $1.75
                                        =======                                 =======

Exercisable at end of year              109,500               $1.50             108,500           $1.57

Weighted-average fair value of
options granted during the year                               $1.93                               $1.35


Exercise prices for options outstanding as of December 31, 1996 ranged from $1 to $3.03.

7. INCOME TAXES

The Company accounts for income taxes in conformity with FASB Statement No. 109, Accounting for Income Taxes ("Statement 109"). Under the provisions of Statement 109, a deferred tax liability or asset (net of valuation allowance) is provided in the financial statements by applying the provisions of applicable tax laws to measure the deferred tax consequences of temporary differences that will result in net taxable or deductible amounts in future years as a result of events recognized in the financial statements in the current or preceding years.

Income tax expense and the related current and deferred tax liabilities for all periods presented relate solely to the Company's U.K. operations and therefore have no relation to the U.S. Statutory rates.

The provision for income taxes for the years ended December 31, is comprised of the following:

                                                1996             1995
                                          -----------------------------------
                 Current                    $  142,100          $  127,035
                 Deferred                       22,491               6,329
                                          -----------------------------------
                                            $  164,591          $  133,364
                                          ===================================

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of December 31, are as follows:

                                                            1996              1995
                                                      ------------------------------------
Deferred Tax Liabilities--Domestic
 Tax depreciation in excess of book depreciation       $    (20,697)     $          -

Deferred Tax Assets--Domestic
  Net operating loss carryforward                           716,081           244,000
  Reserves for doubtful accounts                             94,230                 -
  Other                                                       9,951             4,100
                                                      ----------------------------------
                                                            820,262           248,100

Valuation allowance for deferred tax assets                (799,565)         (248,100)
                                                      ----------------------------------

Net deferred tax--Domestic                             $          0      $          0
                                                      ==================================

Deferred Tax Liabilities--International
  Other deferred tax liabilities                       $    (41,042)     $    (18,551)

Deferred Tax Assets--International
  Net operating loss carryforward                           177,724                 -
  Other                                                       1,069                 -

Valuation allowance for deferred tax assets                (178,793)                -
                                                      ----------------------------------
Net deferred tax liability--International               $   (41,042)     $    (18,551)
                                                      ==================================

Taxes of $132,126 and $2,300  were paid during 1996 and 1995, respectively.

During 1996, the Company increased the valuation allowance related to certain domestic and foreign deferred tax assets due to uncertainties over realization. The domestic net operating loss carryforwards of approximately $1,920,000 will begin to expire in the year 2005.

The Company has not provided for taxes on undistributed foreign earnings of approximately $525,000 at December 31, 1996 as the Company intends to permanently reinvest these earnings in the future growth of the business.

8. BUSINESS SEGMENT ANALYSIS

The Company owns a 60% interest in ACT Teleconferencing, Limited which operates in the United Kingdom, and ACT Teleconferencing, B.V., a wholly owned subsidiary which operates in the Netherlands and Belgium.

Presented below is certain segment information regarding the Company's United States and international operations:


For the year ended December 31, 1996:

                                INTERNATIONAL    UNITED STATES    CORPORATE
                                 OPERATIONS       OPERATIONS        OFFICES          TOTAL
                                --------------------------------------------------------------
Net revenues                    $ 3,157,515      $ 3,062,431      $       --       $ 6,219,946
                                ==============================================================

Income (loss) before income
taxes and minority interest     $   113,128      $  (703,644)     $   (333,133)    $  (923,649)
                                ==============================================================

Net loss                        $   (51,463)     $  (703,644)     $   (453,000)    $(1,208,107)
                                ==============================================================
Total assets                    $ 2,027,236      $ 1,658,682      $    399,351     $ 4,085,269
                                ==============================================================

For the year ended December 31, 1995:

                                INTERNATIONAL    UNITED STATES    CORPORATE
                                 OPERATIONS       OPERATIONS        OFFICES          TOTAL
                                --------------------------------------------------------------
Net revenues                    $ 1,991,343      $ 1,469,861      $       --       $ 3,461,204
                                ==============================================================

Income (loss) before income
taxes and minority interest     $   234,131      $  (235,225)     $   (185,912)    $  (187,006)
                                ==============================================================

Net income                      $   100,766      $  (235,225)     $   (289,601)    $  (424,060)
                                ==============================================================
Total assets                    $ 1,134,906      $ 1,315,560      $    212,338     $ 2,662,804
                                ==============================================================

One customer accounted for approximately 11% of consolidated revenues for the year ended December 31, 1996.

9. ACT VIDEOCONFERENCING, INC. ACQUISITION

In July, 1995 the Company acquired all of the outstanding shares of NBS, Inc. a Minnesota corporation, and changed the name of the corporation to ACT VideoConferencing, Inc.

The consideration paid for the acquisition was 200,000 shares of the Company's Common Stock at a price of $2.50 per share, and $45,000 cash for a total consideration of $545,000. The acquisition shares were issued in two certificates of 100,000 shares each, one of which was retained by the Company to be delivered to the seller if the subsidiary attained certain specified revenues and profits.

The acquisition was accounted for as a purchase as follows:
Consideration paid:
   Cash                                                           $   45,000
   200,000 shares of common stock                                    500,000
                                                                ===============
Total value                                                         $545,000
                                                                ===============
Value of assets acquired:
   Fair value of equipment and other tangible assets              $    6,500
   Excess of purchase price over fair value of
     tangible assets acquired                                        538,500
                                                                ---------------
Total value                                                         $545,000
                                                                ===============

During 1996, the VideoConferencing subsidiary did not attain the revenues and profits specified in the acquisition agreement. Accordingly, the 100,000 share certificate retained by the Company will be canceled during 1997. The goodwill and shareholder equity associated with the certificate to be canceled were each reduced by $250,000.

10. FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments consist primarily of cash, temporary investments, medium term investments, long term investments, accounts receivable, accounts payable, long-term debt and capitalized lease obligations.

Because accounts receivable and accounts payable are short-term instruments that are settled at face value, the Company considers the carrying amounts to be equal to the fair values.

Long-term debt consists of notes and capitalized lease obligations that bear interest at adjustable rates. The Company also considers the carrying amount (face value) of all instruments to be equal to the fair value.

11.  DEFINED CONTRIBUTION PLAN

The Company has a defined contribution savings plan which allows eligible employees to contribute a percentage of their compensation and provides for certain employer matching contributions.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

PREVIOUS INDEPENDENT ACCOUNTANTS

         On June 11, 1996, the Management of the Company decided to change independent accountants for the fiscal year beginning January 1, 1996 and therefore dismissed Van Dorn & Bossi. This dismissal was earlier reported in the Company's Form 8-K filed with the Securities and Exchange Commission on June 18, 1996. The dismissal became effective upon completion of the audit for the fiscal year ended December 31, 1995.

         The reports of Van Dorn & Bossi on the Company's financial statements for the Company's fiscal years ended December 31, 1995 and December 31, 1994 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principle.

         The Company's Audit Committee participated in and recommended to the Board of Directors of the Company the decision to change independent accountants.

         During the two most recent fiscal years, there have been no disagreements with Van Dorn & Bossi on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Van Dorn & Bossi, would have caused them to make reference thereto in their report on the financial statements for such years.

         The Company believes that during the two most recent fiscal years, there have been no reportable events (as defined in Regulation S-B Item 304
(a)(1)(iv)(B)).

NEW INDEPENDENT ACCOUNTANTS

         On June 25, 1996, the Board of Directors of the Company approved the engagement of Ernst & Young LLP as its new independent accountants for the fiscal year ending December 31, 1996. This approval was earlier reported in the Company's Form 8-K filed with the Securities and Exchange Commission on July 6, 1996. During the two most recent fiscal years the Company has not consulted with Ernst & Young LLP on items which concerned the subject matter of a disagreement or reportable event with the former auditor.

         The Company delivered a copy of its Form 8-K report to Van Dorn & Bossi on June 17, 1996. Van Dorn & Bossi subsequently furnished the Company with a letter addressed to the Securities and Exchange Commission stating that it agreed with the above statements. This letter was filed as Exhibit 16 to the Form 8-K.


ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Incorporated by reference to the Company's Proxy Statement for Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 1996.


ITEM 10. EXECUTIVE COMPENSATION

         Incorporated by reference to the Company's Proxy Statement for Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 1996.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Incorporated by reference to the Company's Proxy Statement for Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 1996.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Incorporated by reference to the Company's Proxy Statement for Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 1996.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

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

10.8* Sublease Agreement with Integraf Corporation dated August 1995 for ACT VideoConferencing, Inc. premises

10.9* Term Loan Agreement dated August 11, 1994, between the Company and Norwest Bank, N.A., Boulder Colorado

10.10* Split Dollar Insurance Agreement dated march 1, 1990, between the Company and Gerald D. Van Eeckhout

10.11* Service Agreement dated April 10, 1992 between David Holden and ACT Teleconferencing Limited

10.12* Stock Purchase Agreement dated July 13, 1995, between the company and Paul Clifford for acquisition of NBS, Inc.

10.13* Employment Agreement dated July 14, 1995 between the Company and Paul Clifford

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

10.15* Memorandum dated December 22, 1995 from director Seifert amending Mr. Van Eeckhout's compensation

10.16* Terms of employment of Harry Walls, president-designate of ACT Teleconferencing Services, Inc. per Company's letter dated December 13, 1995

10.17*            Agreement to Exchange Stock between Apogee Robotics, Inc. and
                  Company

10.18* Agreement between Company and Ronald J. Bach to borrow proceeds from sale of Apogee Robotics common stock

16.1***           Letter from Van Dorn & Bossi to the SEC dated June 14, 1996.

16.2***           Letter from Van Dorn & Bossi to the SEC dated June 18, 1996.

21*               Subsidiaries of the Company

23.1              Consent of Ernst & Young LLP

24.1              Power of Attorney of Ronald J. Bach

24.2              Power of Attorney of James F. Seifert

24.3              Power of Attorney of Donald Sturtevant

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

*** Incorporated by reference to the exhibits to the Company's Form 8-K filed with the Securities and Exchange Commission on June 18, 1996, File
    No. 0-27560.


REPORTS ON FORM 8-K

    The Company filed no reports on Form 8-K during the last quarter of its fiscal year ended December 31, 1996.


                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         ACT TELECONFERENCING, INC.

Date:  April 15, 1997                 By    /s/ Gerald D. Van Eeckhout
                                            ------------------------------------
                                            Gerald D. Van Eeckhout
                                            Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant, and in the capacities indicated on April 15, 1997.

Signature                                          Title
---------                                          -----

     /s/ Gerald D. Van Eeckhout            Chief Executive Officer
-----------------------------------        and Director
Gerald D. Van Eeckhout                     (Principal Executive Officer)

     /s/ Gavin Thomson                     Chief Financial Officer
-----------------------------------        (Principal Financial & Accounting
Gavin Thomson                              Officer)

         *                                 Director
-----------------------------------
Ronald J. Bach

         *                                 Director
-----------------------------------
James F. Seifert

    /s/ Carolyn R. Van Eeckhout            Director
-----------------------------------
Carolyn R. Van Eeckhout

         *                                 Director
-----------------------------------
Donald Sturtevant

* Gavin Thomson by signing his name hereto, does hereby sign this document on behalf of each of the above named directors of the Registrant pursuant to power of attorney duly executed by such persons.

                                            /s/ Gavin Thomson
                                            -----------------------------------
                                            Gavin Thomson, Attorney in fact



                                INDEX TO EXHIBITS
Exhibit No.        Description                                                                      Page
-----------        -----------                                                                      ----
3.1**              Restated Articles of Incorporation of the Company dated April 15, 1996           All exhibits
                                                                                                    filed
                                                                                                    electronically or
                                                                                                    incorporated by
                                                                                                    reference
3.2**              Bylaws of the Company, amended as of April 15, 1996
4.1*               Form of specimen certificate for Common Stock of the Company
4.2*               Form of Unit Purchase Option to be issued by the Company to the Underwriter
4.3*               Impound Agreement
4.4*               Lock-up Letter Agreement
10.1*              Stock Option Plan of 1992, as amended, authorizing 400,000 shares of Common
                   Stock for issuance pursuant to the Plan
10.2*              Form of Stock Option Agreement
10.3*              Form of Common Stock Purchase Warrant
10.4*              Form of Placement Agent Warrant
10.5*              Denver West Office Building Lease dated April 1, 1993, by and between Denver
                   West Office Building No. 6 Venture and the Company, as amended
10.6*              Leases for United Kingdom facilities (First floor of Howard House) dated
                   September 29, 1993 and April 17, 1995, between Garfunkel & Wanderer Limited and Reichwald Brothers Limited, Landlord, and ACT Teleconferencing Limited,
                   Tenant
10.7*              Letter agreement dated May 31, 1995 with Worldcom regarding lease of
                   Amsterdam facilities
10.8*              Sublease Agreement with Integraf Corporation dated August 1995 for ACT
                   VideoConferencing, Inc. premises
10.9*              Term Loan Agreement dated August 11, 1994, between the Company and Norwest
                   Bank, N.A., Boulder, Colorado
10.10*             Split Dollar Insurance Agreement dated March 1, 1990, between the Company and
                   Gerald D. Van Eeckhout
10.11*             Service Agreement dated April 10, 1992 between David Holden and ACT
                   Teleconferencing Limited
10.12*             Stock Purchase Agreement dated July 13, 1995, between the Company and Paul
                   Clifford for acquisition of NBS, Inc.
10.13*             Employment Agreement dated July 14, 1995, between the Company and Paul Clifford
10.14*             Agreement between Company and Gerald D. Van Eeckhout limiting his compensation in 1996 and 1997
10.15*             Memorandum dated December 22, 1995 from director Seifert amending Mr. Van
                   Eeckhout's compensation
10.16*             Terms of employment of Harry Walls, president-designate of ACT
                   Teleconferencing Services, Inc. per Company's letter dated December  13, 1995
10.17*             Agreement to Exchange Stock between Apogee Robotics, Inc. and Company
10.18*             Agreement between Company and Ronald J. Bach to borrow proceeds from sale of
                   Apogee Robotics common stock
16.1***            Letter from Van Dorn & Bossi to the SEC dated June 14, 1996.
16.2***            Letter from Van Dorn & Bossi to the SEC dated June 18, 1996.
21*                Subsidiaries of the Company
23.1               Consent of Ernst & Young LLP
24.1               Power of Attorney of Ronald J. Bach
24.2               Power of Attorney of James F. Seifert
24.3               Power of Attorney of Donald Sturtevant
27.1               Financial Data Schedule


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

*** Incorporated by reference to the exhibits to the Company's Form 8-K filed with the Securities and Exchange Commission on June 18, 1996, File
    No. 0-27560.