Form 10QSB
period 1997-03-31
ACT TELECONFERENCING INC
filed 1997-05-15
CIK 918709

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      For the Quarterly Period Ended March 31, 1997
                                       or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      For the Transition Period From ___________ to ___________.

Commission file number  0-27560

                           ACT Teleconferencing, Inc.
           (Name of small business issuer as specified in its charter)



Colorado                                       84-1132665
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

1658 Cole Blvd., Suite 130, Golden, Colorado   80401
(Address of principle executive offices)       (Zip Code)

(303) 233-3500                                 (303) 238-0096
(Issuer's telephone number,                    (Issuer's facsimile number,
including area code)                           including area code)


         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

As of May 12, 1997, 2,952,430 shares of the issuer's common stock were outstanding.


                           ACT TELECONFERENCING, INC.

                                   FORM 10-QSB

                                Table of Contents

PART I.          Financial Information                                  Page No.

         Item 1.           Financial Statements                               3
                           Consolidated Balance Sheets                        3
                           Consolidated Statements of Operations              4
                           Consolidated Statements of Shareholders' Equity    5
                           Consolidated Statements of Cash Flow               6
                           Notes to Consolidated Financial Statements         7

         Item 2.           Management Discussion and Analysis
                           of Financial Condition and Results of
                           Operations                                         8

PART II.         Other Information

         Item 6.           Exhibit Index                                     11
                           Reports on Form 8-K                               11

SIGNATURES                                                                   12


                         PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           ACT Teleconferencing, Inc.
                           Consolidated Balance Sheets
                                   (Unaudited)

                                                            MARCH 31, 1997   DECEMBER 31, 1996
                                                            --------------   -----------------
ASSETS
Current assets:
   Cash and cash equivalents                                 $   322,400       $   621,742
   Accounts receivable (net of allowances)                     1,801,213         1,356,471
   Prepaid expenses                                              113,650            55,994
   Inventory                                                     124,444           125,850
  Available for sale marketable securities                        50,000            50,000
                                                             -----------       -----------
Total current assets                                           2,411,707         2,210,057

Equipment:
   Telecommunications equipment                                1,907,728         1,664,697
   Office equipment                                              760,906           702,019
   Less: accumulated depreciation                               (796,171)         (736,556)
                                                             -----------       -----------
Total equipment - net                                          1,872,463         1,630,160

   Goodwill                                                      240,542           245,052
                                                             -----------       -----------
Total assets                                                 $ 4,254,712       $ 4,085,269
                                                             ===========       ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Notes payable                                             $    58,792       $    74,784
   Accounts payable                                            1,105,290           764,520
   Accrued liabilities                                           339,125           339,299
   Current portion of long term debt                             166,530           177,312
   Income taxes payable                                          182,348           156,991
                                                             -----------       -----------
Total current liabilities                                      1,852,085         1,512,906
Long-term debt                                                   425,763           395,960
Deferred income taxes                                             40,022            41,042
Minority interest                                                435,221           367,404
Shareholders' equity:
   Preferred stock, no par value, 1,000,000 shares
      authorized; none issued                                       --                --
   Common stock, no par value; 10,000,000 shares
      authorized; 2,952,430 and 2,939,930 shares issued
      and outstanding in 1997 and 1996, respectively           4,037,671         4,022,671
   Accumulated deficit                                        (2,279,101)       (2,292,261)
   Currency translation adjustment                                13,051            37,547
                                                             -----------       -----------
      Total shareholders' equity                               1,771,621         1,767,957
                                                             -----------       -----------
Total liabilities and shareholders' equity                   $ 4,254,712       $ 4,085,269
                                                             ===========       ===========



                           ACT Teleconferencing, Inc.
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                               THREE MONTHS ENDED MARCH 31,
                                                                  1997              1996
                                                              -----------       -----------
Net revenues                                                  $ 2,117,654       $ 1,372,440
                                                              ===========       ===========

Costs and expenses:
   Cost of sales                                                 (869,586)         (771,583)
   Marketing, general and administration costs                 (1,137,103)         (679,766)
                                                              -----------       -----------
Total costs and expenses                                       (2,006,689)       (1,451,349)

Income (loss) before taxes and minority interest                  110,965           (78,909)

Provision for income taxes                                        (29,988)          (41,901)
                                                              -----------       -----------

Income (loss) before minority interest                             80,977          (120,810)
Minority interest in earnings of consolidated subsidiary          (67,817)          (33,787)
                                                              -----------       -----------

Net income (loss) for the quarter                             $    13,160       $  (154,597)
                                                              ===========       ===========

Net income (loss) per share                                   $     0.005       $     (0.06)
                                                              ===========       ===========

Weighted average number of shares outstanding                   2,952,430         2,520,385
                                                              ===========       ===========



                           ACT Teleconferencing, Inc.
                 Consolidated Statements of Shareholders' Equity
                                   (Unaudited)

                                                Common Stock
                                       ------------------------------
                                                                                                    Currency
                                                                               Accumulated         Translation
                                          Shares              Amount             Deficit            Adjustment         Total
                                       -----------         -----------         -----------         -----------        -----------
Balance at December 31, 1995             2,318,000         $ 2,157,940         $(1,084,154)                -          $ 1,073,786

Shares issued for cash                     712,497           1,987,531                 -                   -            1,987,531

Expiration of put issued in
connection with prior year
acquisition                                    -               125,000                 -                   -              125,000

Reduction of purchase price
related to VideoConferencing
acquisition                               (100,000)           (250,000)                -                   -             (250,000)

Cash-less exercise of employee
stock options                                8,333                 -                   -                   -                  -

Exercise of employee stock
options                                      1,100               2,200                 -                   -                2,200

Currency translation adjustment                -                   -                   -                37,547             37,547

Net Loss for the year                          -                   -            (1,208,107)                -           (1,208,107)
                                       -----------         -----------         -----------         -----------        -----------
Balance December 31, 1996                2,939,930         $ 4,022,671         $(2,292,261)        $    37,547        $ 1,767,957

Exercise of employee stock
Options                                     12,500              15,000                                                     15,000

Net income                                                                          13,160                                 13,160

Currency translation adjustment                                                                        (24,496)           (24,496)
                                       -----------         -----------         -----------         -----------        -----------
Balance at March 31, 1997               2,952,430         $ 4,037,671         $(2,279,101)        $    13,051        $ 1,771,621
                                       ===========         ===========         ===========         ===========        ===========



                           ACT Teleconferencing, Inc.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                              THREE MONTHS ENDED MARCH 31
                                                                1997               1996
                                                            -----------         -----------
OPERATING ACTIVITIES
Net income (loss)                                           $    13,160         $  (154,597)
Adjustments to reconcile net income to
   net cash used for operating activities:
     Depreciation                                                59,615              64,232
     Amortization of goodwill                                     4,510              10,166
     Deferred income tax                                         (1,020)                -
     Minority interest                                           67,817              33,787
                                                            -----------         -----------
Cash flow before changes in operating
  assets and liabilities:                                       144,082             (46,412)
       Accounts receivable                                     (444,742)           (431,691)
       Inventory                                                  1,406              (7,869)
       Prepaid expenses and other assets                        (57,656)           (111,396)
       Accounts payable and accrued liabilities                 340,597             103,907
       Income taxes payable                                      25,357              41,901
                                                            -----------         -----------
Net cash provided by (used for) operating activities              9,044            (228,768)

INVESTING ACTIVITIES
Property and equipment purchases                               (301,918)           (197,165)
                                                            -----------         -----------
Net cash flow before financing activity                        (292,874)           (425,933)

FINANCING ACTIVITIES
Net proceeds from issuance (repayment) of debt                    3,028             (69,740)
Net proceeds from issuance of common stock                       15,000           1,990,790
                                                            -----------         -----------
Net cash after financing activities                            (274,846)          1,495,117

Effect of change in exchange rate on cash                       (24,496)                -

                                                            -----------         -----------
Net (decrease) increase in cash and cash equivalents        $  (299,342)        $ 1,495,117
                                                            ===========         ===========

Cash and cash equivalents, beginning of year                $   621,742         $   288,345
Cash and cash equivalents, end of year                          322,400           1,783,462

                                                            -----------         -----------
Net (decrease) increase in cash                             $  (299,342)        $ 1,495,117
                                                            ===========         ===========


                           Act Teleconferencing, Inc.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)



BASIS OF PRESENTATION
The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management all adjustments (consisting of normal recurring accruals) considered necessary of a fair presentation have been included. Operating results for the three-month period ending March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1996.

BUSINESS
ACT Teleconferencing, Inc. (the Company) is engaged in the business of providing high-quality audio, data, and video conferencing products and services to business clients. The Company operates in the United States, the United Kingdom, the Netherlands, and Belgium.

PRINCIPLES OF CONSOLIDATION
The consolidated financial statements include the accounts of ACT
Teleconferencing, Inc., its wholly owned domestic subsidiaries ACT Teleconferencing Services, Inc., ACT VideoConferencing, Inc., ACT Research, Inc., its 60% owned United Kingdom subsidiary, ACT Teleconferencing Limited, and its 100% owned Dutch subsidiary, ACT Teleconferencing, B.V. All material intercompany transactions and balances have been eliminated.

EQUIPMENT AND DEPRECIATION
Equipment is stated at cost. Depreciation is calculated on a straight-line basis over the estimated useful lives of five years for furniture and five or ten years for equipment. Depreciation expense includes capital lease amortization charges.

NET EARNINGS (LOSS) PER SHARE
Net earnings (loss) per share is computed based upon the weighted average number of shares of common stock outstanding during the period. Options and warrants are not included in the computations since their effect is presently either anti-dilutive or not material. In February 1997, the Financial Accounting Standards Board issued Statement No. 128, EARNINGS PER SHARE, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The expected impact of Statement No. 128 on these quarters is not expected to be material.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         THE MANAGEMENT'S DISCUSSION AND ANALYSIS SECTION OF THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS, WHICH ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES. CERTAIN SUCH STATEMENTS ARE REPEATED AT THE END OF THIS MANAGEMENT'S DISCUSSION AND ANALYSIS SECTION TOGETHER WITH SPECIFIC CAUTIONARY STATEMENTS IDENTIFYING FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM CURRENT EXPECTATIONS CONTAINED IN EACH SUCH STATEMENT. FORWARD-LOOKING STATEMENTS ALSO MAY BE IMPLICIT BUT NOT READILY IDENTIFIED WITHIN THE CONTEXT OF OTHER STATEMENTS. IN GENERAL, AMONG THE FACTORS THAT COULD AFFECT THE COMPANY'S ACTUAL RESULTS AND COULD CAUSE RESULTS TO DIFFER FROM THOSE CONTAINED IN THE FORWARD-LOOKING STATEMENTS ARE THE CONTINUED ABILITY OF THE COMPANY TO GENERATE REVENUE GROWTH IN AUDIO TELECONFERENCING, THE GENERAL RATE OF DEVELOPMENT OF THE MARKET FOR VIDEOCONFERENCING SERVICES, AND THE AVAILABLE OPPORTUNITIES TO EXPLORE NEW FOREIGN MARKETS. OTHER FACTORS COULD ALSO CAUSE ACTUAL RESULTS TO VARY MATERIALLY FROM THE ANTICIPATED RESULTS COVERED IN SUCH FORWARD-LOOKING STATEMENTS.

OVERVIEW

         The Company completed a satisfactory first quarter in terms of both maintaining revenue growth and achieving profitability. Revenues grew by 54% reflecting continued growth in the market for audio teleconferencing services as well as additional market share gains made by the Company.

         Net income before taxes and minority interest improved by $189,874 over the corresponding previous quarter last year, due mainly to improved efficiencies in the Company's North American operations where revenues grew by over 70%. The Company's European subsidiaries also continued to perform at satisfactory revenue and profit levels.

         In March 1997, an agreement was reached in the United States with AT&T to co-market the Company's ActionView product range of videoconferencing systems. Implementation of this agreement is in the preliminary stages, and although it is somewhat early to determine the extent to which it may impact the Company's revenues, videoconferencing sales are expected to increase during the remainder of 1997. During this first quarter the Company successfully implemented videobridging in Europe. Videobridging services are scheduled to commence in the United States during the second quarter of 1997.

         The Company anticipates that meaningful growth in audio teleconferencing revenues will also continue in its operations in North America and Europe. In addition, the Company is planning to expand into the Australian teleconferencing market during the latter half of 1997.

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

         The costs of teleconferencing services consist of local and long-distance telephone services, depreciation on equipment, and salaries, benefits, and office expenses of reservationists and conference coordinators, who plan, organize, and manage teleconferences.

         Selling, marketing, administrative and development expenses consist of salaries, benefits, and office expenses of the Company's administrative, market development, and sales organizations.

RESULTS OF OPERATIONS

QUARTER ENDED MARCH 31, 1997, COMPARED TO QUARTER ENDED MARCH 31, 1996

         NET REVENUES. Net revenues increased 54 percent to $2.1 million for the quarter ended March 31, 1997, compared to $1.4 million for the same period in 1996, primarily due to increased sales of audio teleconferencing services. Revenue growth resulted from repeat sales to established customers and increased sales of higher priced enhanced services as well as from sales to new customers. During the quarter, domestic (North American) operations accounted for 52 percent of net revenues, compared to 52 percent for the prior quarter. Net domestic revenues for the quarter increased by 70 percent over net revenues for the prior quarter. Net international revenues increased by 35 percent over net international revenues for the comparable prior quarter.

         COST OF TELECONFERENCING SERVICES. Cost of teleconferencing services increased 13 percent to $865,586 for the quarter, compared to $771,583 for the prior quarter, reflecting increased teleconferencing activity. Gross margin (net revenues less costs of conferencing services divided by net revenues) for the quarter ended March 31, 1997 increased to 59 percent, compared to 44 percent during the prior quarter. The increase in gross margin was achieved by the increased sales of value-added products as well as from increased productivity.

         MARKET DEVELOPMENT, GENERAL, AND ADMINISTRATIVE. Market development, general, and administrative expenses for the quarter were $1.1 million, or 54 percent of revenue, compared to $679,766 or 50 percent of revenue for 1995. The increase in such expenses as a percentage of revenues reflects growth in audio teleconferencing sales, as well as the start up of the Company's new business units in Europe, the entry into videoconferencing, and new international market development costs.

         INCOME (LOSS) BEFORE TAXES AND MINORITY INTEREST. Income before taxes and minority interest amounted to $110,965, compared to a loss before taxes and minority interest of $78,909 for the previous corresponding quarter. This improvement was caused by the combination of increased revenues, better margins and improved productivity described above.

         TAXES ON INCOME AND MINORITY INTEREST. Taxes on income declined to $29,988 for the quarter ended March 31, 1997, compared to $41,901 for 1996, primarily due to increased market development costs offset against income earned by the Company's 60% majority-owned United Kingdom subsidiary which pays full tax. The Company paid no United States income tax due to net operating losses incurred in its United States operations in previous years.


LIQUIDITY AND CAPITAL RESOURCES

         During the quarter ended March 31, 1997, net cash used amounted to $299,342. At March 31, 1997, the Company had cash and cash equivalents of $322,400 compared to cash and cash equivalents on hand in 1996 of $671,742. Cash was used primarily to finance the purchase of telecommunications equipment and the growth in accounts receivable due to sales growth.

         During the quarter, the Company invested $301,918 in additional equipment, principally in telecommunication bridging systems to provide ongoing new technology and capacity to the United States and European operations.

         The Company believes that, given the present rate of sales and profit growth in its core audio teleconferencing business, it will have sufficient cash resources to meet its working capital needs for the coming year. The Company has further plans to expand its capacity and open new operations in new geographic locations, and to rapidly develop its videoconferencing business. These expansion plans will be financed using a mix of lease financing for capital equipment and the expected conversion of certain share warrants during June, July, and August of 1997. If the warrant conversion is not completed, the Company will defer certain of its expansion plans until alternative forms of debt or equity financing are in place.


FORWARD-LOOKING STATEMENTS

         CERTAIN STATEMENTS MADE ABOVE, SOME OF WHICH ARE SUMMARIZED BELOW, ARE FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES, AND ACTUAL RESULTS MAY BE MATERIALLY DIFFERENT. FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENT INCLUDE (BUT ARE NOT LIMITED TO) THE FOLLOWING:

         VIDEOCONFERENCING SALES ARE EXPECTED TO INCREASE DURING THE REMAINDER OF 1997. Slower-than-expected implementation of the AT&T agreement or slower-than-expected development of the videoconferencing market could slow the rate of sales growth of videoconferencing hardware and services.

         VIDEOBRIDGING SERVICES ARE SCHEDULED TO COMMENCE IN THE UNITED STATES DURING THE SECOND QUARTER OF 1997. Slower-than-expected implementation of the AT&T agreement or slower-than-expected development of the videoconferencing market could delay the implementation of bridging services.

         THE COMPANY ANTICIPATES THAT MEANINGFUL GROWTH IN AUDIO
TELECONFERENCING REVENUES WILL CONTINUE IN ITS OPERATIONS IN NORTH AMERICA AND EUROPE. A significant downturn in economic conditions generally or the development of alternative technologies rendering teleconferencing less effective could affect the rate of growth of audio teleconferencing revenues.

         THE COMPANY IS PLANNING TO EXPAND INTO THE AUSTRALIAN TELECONFERENCING MARKET. Lack of management capacity to oversee this expansion or alternative growth opportunities in North America and Europe could delay these expansion plans.

         THE COMPANY BELIEVES THAT, GIVEN THE PRESENT RATE OF SALES AND PROFIT GROWTH IN ITS CORE AUDIO TELECONFERENCING BUSINESS, IT HAS SUFFICIENT CASH RESOURCES TO MEET ITS WORKING CAPITAL NEEDS FOR THE COMING YEAR. Failure to maintain ongoing profit margins, resulting in a higher level of cash utilization, could result in the Company deferring other expansion plans or could cause it to seek additional financing in the capital markets for its future growth plans.

         THE COMPANY HAS FURTHER PLANS TO EXPAND ITS CAPACITY AND OPEN NEW OPERATIONS IN NEW GEOGRAPHIC LOCATIONS, AND TO DEVELOP ITS VIDEOCONFERENCING BUSINESS. THESE EXPANSION PLANS WILL BE FINANCED USING A MIX OF LEASE FINANCING FOR CAPITAL EQUIPMENT AND THE EXPECTED CONVERSION OF CERTAIN SHARE WARRANTS DURING JUNE, JULY, AND AUGUST OF 1997. Lack of borrowing or leasing capacity or the failure to convert certain share warrants could delay the Company's forward growth plans.


                          PART II -- OTHER INFORMATION

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

EXHIBIT INDEX
Exhibit No.       Description

3.1**    Restated Articles of Incorporation of the Company dated April 15, 1996

3.2**    Bylaws of the Company, amended as of April 15, 1996

4.1*     Form of specimen certificate for Common Stock of the Company

4.2* Form of Unit Purchase Option to be issued by the Company to the Underwriter

4.3*     Impound Agreement

4.4*     Lock-up Letter Agreement

10.1* Stock Option Plan of 1991, as amended, authorizing 400,000 shares of Common Stock for issuance pursuant to the Plan

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


REPORTS ON FORM 8-K

         The Company filed no reports on Form 8-K during the quarter ended March 31, 1997.


                                   SIGNATURES

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        ACT TELECONFERENCING, INC.


DATE:  May 14, 1997                     By: /s/ Gavin J. Thomson
                                            ------------------------------------
                                            Gavin J. Thomson,
                                            Chief Financial Officer
                                            (Duly authorized officer and
                                            Principal Financial Officer)


                                INDEX TO EXHIBITS
Exhibit No.        Description                                                              Page
-----------        -----------                                                              ----
3.1                Restated Articles of Incorporation of the Company dated April 15, 1996   Incorporated by reference

3.2                Bylaws of the Company, amended as of April 15, 1996                      Incorporated by reference

4.1                Form of specimen certificate for Common Stock of the Company             Incorporated by reference

4.2                Form of Unit Purchase Option to be issued by the Company to the
                   Underwriter                                                              Incorporated by reference

4.3                Impound Agreement                                                        Incorporated by reference

4.4                Lock-up Letter Agreement                                                 Incorporated by reference

10.1               Stock Option Plan of 1991, as amended, authorizing 400,000 shares of
                   Common Stock for issuance pursuant to the Plan                           Incorporated by reference

10.2               Form of Stock Option Agreement                                           Incorporated by reference

10.3               Form of Common Stock Purchase Warrant                                    Incorporated by reference

10.4               Form of Placement Agent Warrant                                          Incorporated by reference

10.5               Denver West Office Building Lease dated April 1, 1993, by and between
                   Denver West Office Building No. 6 Venture and the Company, as amended
                                                                                            Incorporated by reference
10.6               Leases for United Kingdom facilities (First floor of Howard
                   House) dated September 29, 1993 and April 17, 1995, between
                   Garfunkel & Wanderer Limited and Reichwald Brothers Limited,
                   Landlord, and ACT Teleconferencing Limited, Tenant                       Incorporated by reference

10.7               Letter agreement dated May 31, 1995 with Worldcom regarding lease of
                   Amsterdam facilities                                                     Incorporated by reference

10.8               Sublease Agreement with Integraf Corporation dated August 1995 for ACT
                   VideoConferencing, Inc. premises                                         Incorporated by reference

10.9               Term Loan Agreement dated August 11, 1994, between the Company and
                   Norwest Bank, N.A., Boulder, Colorado                                    Incorporated by reference

10.10              Split Dollar Insurance Agreement dated March 1, 1990, between the
                   Company and Gerald D. Van Eeckhout                                       Incorporated by reference

10.11              Service Agreement dated April 10, 1992 between David Holden and ACT
                   Teleconferencing Limited                                                 Incorporated by reference

10.12              Stock Purchase Agreement dated July 13, 1995, between the Company and
                   Paul Clifford for acquisition of NBS, Inc.                               Incorporated by reference

10.13              Employment Agreement dated July 14, 1995, between the Company and Paul
                   Clifford                                                                 Incorporated by reference

10.14              Agreement between Company and Gerald D. Van Eeckhout limiting his
                   compensation in 1996 and 1997                                            Incorporated by reference

10.15              Memorandum dated December 22, 1995 from director Seifert amending Mr.
                   Van Eeckhout's compensation                                              Incorporated by reference

10.16              Terms of employment of Harry Walls, president-designate of ACT
                   Teleconferencing Services, Inc. per Company's letter dated December
                   13, 1995                                                                 Incorporated by reference

10.17              Agreement to Exchange Stock between Apogee Robotics, Inc. and Company    Incorporated by reference

10.18              Agreement between Company and Ronald J. Bach to borrow proceeds from
                   sale of Apogee Robotics common stock                                     Incorporated by reference

27.1               Financial Data Schedule                                                  Filed electronically
