Form 10QSB/A
period 1997-03-31
ACT TELECONFERENCING INC
filed 1997-05-19
CIK 918709

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-QSB/A

                                 Amendment No. 1

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


                         PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           ACT Teleconferencing, Inc.
                           Consolidated Balance Sheets
                                   (Unaudited)

                                                            MARCH 31, 1997   DECEMBER 31, 1996
                                                            --------------   -----------------
ASSETS
Current assets:
   Cash and cash equivalents                                 $   322,400       $   621,742
   Accounts receivable (net of allowances)                     1,801,213         1,356,471
   Prepaid expenses                                              113,650            55,994
   Inventory                                                     124,444           125,850
  Available for sale marketable securities                        50,000            50,000
                                                             -----------       -----------
Total current assets                                           2,411,707         2,210,057

Equipment:
   Telecommunications equipment                                1,907,728         1,664,697
   Office equipment                                              760,906           702,019
   Less: accumulated depreciation                               (796,171)         (736,556)
                                                             -----------       -----------
Total equipment - net                                          1,872,463         1,630,160

   Goodwill                                                      240,542           245,052
                                                             -----------       -----------
Total assets                                                 $ 4,524,712       $ 4,085,269
                                                             ===========       ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Notes payable                                             $    58,792       $    74,784
   Accounts payable                                            1,105,290           764,520
   Accrued liabilities                                           339,125           339,299
   Current portion of long term debt                             166,530           177,312
   Income taxes payable                                          182,348           156,991
                                                             -----------       -----------
Total current liabilities                                      1,852,085         1,512,906
Long-term debt                                                   425,763           395,960
Deferred income taxes                                             40,022            41,042
Minority interest                                                435,221           367,404
Shareholders' equity:
   Preferred stock, no par value, 1,000,000 shares
      authorized; none issued                                       --                --
   Common stock, no par value; 10,000,000 shares
      authorized; 2,952,430 and 2,939,930 shares issued
      and outstanding in 1997 and 1996, respectively           4,037,671         4,022,671
   Accumulated deficit                                        (2,279,101)       (2,292,261)
   Currency translation adjustment                                13,051            37,547
                                                             -----------       -----------
      Total shareholders' equity                               1,771,621         1,767,957
                                                             -----------       -----------
Total liabilities and shareholders' equity                   $ 4,524,712       $ 4,085,269
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
                                       ===========         ===========         ===========         ===========        ===========



                           ACT Teleconferencing, Inc.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                              THREE MONTHS ENDED MARCH 31
                                                                1997               1996
                                                            -----------         -----------
OPERATING ACTIVITIES
Net income (loss)                                           $    13,160         $  (154,597)
Adjustments to reconcile net income to
   net cash used for operating activities:
     Depreciation                                                59,615              64,232
     Amortization of goodwill                                     4,510              10,166
     Deferred income tax                                         (1,020)                -
     Minority interest                                           67,817              33,787
                                                            -----------         -----------
Cash flow before changes in operating
  assets and liabilities:                                       144,082             (46,412)
       Accounts receivable                                     (444,742)           (431,691)
       Inventory                                                  1,406              (7,869)
       Prepaid expenses and other assets                        (57,656)            111,396
       Accounts payable and accrued liabilities                 340,597             103,907
       Income taxes payable                                      25,357              41,901
                                                            -----------         -----------
Net cash provided by (used for) operating activities              9,044            (228,768)

INVESTING ACTIVITIES
Property and equipment purchases                               (301,918)           (197,165)
                                                            -----------         -----------
Net cash flow before financing activity                        (292,874)           (425,933)

FINANCING ACTIVITIES
Net proceeds from issuance (repayment) of debt                    3,028             (69,740)
Net proceeds from issuance of common stock                       15,000           1,990,790
                                                            -----------         -----------
Net cash after financing activities                            (274,846)          1,495,117

Effect of change in exchange rate on cash                       (24,496)                -

                                                            -----------         -----------
Net (decrease) increase in cash and cash equivalents        $  (299,342)        $ 1,495,117
                                                            ===========         ===========

Cash and cash equivalents, beginning of year                $   621,742         $   288,345
Cash and cash equivalents, end of year                          322,400           1,783,462

                                                            -----------         -----------
Net (decrease) increase in cash                             $  (299,342)        $ 1,495,117
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



                                        ACT TELECONFERENCING, INC.


DATE:  May 16, 1997                     By: /s/ Gavin J. Thomson
                                            ------------------------------------
                                            Gavin J. Thomson,
                                            Chief Financial Officer
                                            (Duly authorized officer and
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
