Form 10QSB
period 1997-06-30
ACT TELECONFERENCING INC
filed 1997-08-14
CIK 918709

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

 (Mark One)

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended June 30, 1997 or

|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      For the Transition Period From _______________ to ________________.

Commission file number  0-27560

                           ACT Teleconferencing, Inc.
           (Name of small business issuer as specified in its charter)

Colorado                                       84-1132665
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

1658 Cole Blvd., Suite 130, Golden, Colorado   80401
(Address of principal executive offices)       (Zip Code)

(303) 233-3500                                 (303) 238-0096
(Issuer's telephone number,                    (Issuer's facsimile number,
including area code)                           including area code)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ X ]    No [  ]

As of August 12, 1997, 3,290,100 shares of the issuer's common stock were outstanding.

                           ACT TELECONFERENCING, INC.

                                   FORM 10-QSB

                                Table of Contents



PART I.           Financial Information                                            Page No.

         Item 1.           Financial Statements                                           3
                           Consolidated Balance Sheets                                    3
                           Consolidated Statements of Operations                          4
                           Consolidated Statements of Shareholders' Equity                5
                           Consolidated Statements of Cash Flows                          6
                           Notes to Consolidated Financial Statements                     7

         Item 2.           Management Discussion and Analysis
                           of Financial Condition and Results of
                           Operations                                                     8

PART II. Other Information

         Item 4.           Submission of Matters to a vote of Security Holders           11

         Item 5.           Other Information
                           Schedule 13D                                                  11

         Item 6.           Exhibit Index                                                 12
                           Reports on Form 8-K                                           12

SIGNATURES                                                                               13

                         PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           ACT Teleconferencing, Inc.
                           Consolidated Balance Sheets

                                                                         JUNE 30,          DECEMBER 31,
                                                                           1997                1996

                                                                    ------------------- --------------------
                                                                       (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                                            $   836,788         $   621,742
   Accounts receivable (net of allowances)                                2,444,692           1,356,471
   Prepaid expenses                                                         230,318              55,994
   Inventory                                                                121,769             125,850
  Available for sale marketable securities                                   50,000              50,000
                                                                    ------------------- --------------------
Total current assets                                                      3,683,567           2,210,057

Equipment:

   Telecommunications equipment                                           1,944,768           1,664,697
   Office equipment                                                         866,012             702,019
   Less: accumulated depreciation                                          (878,097)           (736,556)
                                                                    ------------------- --------------------
Total equipment - net                                                     1,932,683           1,630,160

   Goodwill                                                                 236,032             245,052
                                                                    ------------------- --------------------
Total assets                                                             $5,852,282          $4,085,269
                                                                    =================== ====================

LIABILITIES AND SHAREHOLDERS' EQUITY Current liabilities:
   Notes payable                                                         $  228,628       $      74,784
   Accounts payable                                                         886,007             764,520
   Accrued liabilities                                                      540,346             339,299
   Current portion of long term debt                                        175,009             177,312
   Income taxes payable                                                     270,140             156,991
                                                                   ------------------- --------------------
Total current liabilities                                                 2,100,130           1,512,906
Long-term debt                                                              366,667             395,960
Deferred income taxes                                                        40,632              41,042
Minority interest                                                           464,801             367,404
Shareholders' equity:
   Preferred stock, no par value, 1,000,000 shares
      authorized; none issued                                                  -                   -
   Common stock, no par value; 10,000,000 shares
      authorized; 3,290,100 and 2,939,930 shares issued
      and outstanding in 1997 and 1996, respectively                      5,133,485           4,022,671
   Accumulated deficit                                                   (2,253,807)         (2,292,261)
   Currency translation adjustment                                              374              37,547
                                                                   ------------------- --------------------
      Total shareholders' equity                                          2,880,052           1,767,957
                                                                   ------------------- --------------------
Total liabilities and shareholders' equity                            $   5,852,282        $  4,085,269
                                                                   =================== ====================

                           ACT Teleconferencing, Inc.
                      Consolidated Statements of Operations

                                                                         THREE MONTHS ENDED JUNE 30,
                                                                         1997                 1996

                                                                   ------------------ ---------------------
                                                                      (Unaudited)
Net revenues                                                          $ 2,504,574         $ 1,565,106

Costs and expenses:

   Cost of teleconferencing services                                     (967,437)           (976,120)
   Marketing, general and administration costs                         (1,398,376)           (760,413)
                                                                   ------------------ ---------------------
Total costs and expenses                                               (2,365,813)         (1,736,533)

Income (loss) before taxes and minority interest                          138,761            (171,427)

Provision for income taxes                                                (83,887)            (17,149)
                                                                   ------------------ ---------------------

Income (loss) before minority interest                                     54,874            (188,576)
Minority interest in earnings of consolidated subsidiary                  (29,580)            (14,185)
                                                                   ------------------ ---------------------

Net income (loss) for the period                                      $    25,294          $ (202,761)
                                                                   ================== =====================

Net income (loss) per share                                           $      0.01          $    (0.07)
                                                                   ================== =====================

Weighted average number of shares outstanding                           2,956,122          3,035,350
                                                                   ================== =====================


                                                                          SIX MONTHS ENDED JUNE 30,
                                                                         1997                 1996

                                                                   ------------------ ---------------------
                                                                      (Unaudited)

Net revenues                                                          $ 4,622,228         $ 2,937,546

Costs and expenses:

   Cost of teleconferencing services                                   (1,837,023)         (1,747,703)
   Marketing, general and administration costs                         (2,535,479)         (1,440,179)
                                                                   ------------------ ---------------------
Total costs and expenses                                                4,372,502          (3,187,882)

Income (loss) before taxes and minority interest                          249,726            (250,336)

Provision for income taxes                                                113,875             (59,050)
                                                                   ------------------ ---------------------

Income (loss) before minority interest                                    135,851            (309,386)
Minority interest in earnings of consolidated subsidiaries                 97,397             (47,972)
                                                                   ------------------ ---------------------

Net income (loss) for the period                                      $    38,454         $  (357,358)
                                                                   ================== =====================

Net income (loss) per share                                           $      0.01         $     (0.13)
                                                                   ================== =====================

Weighted average number of shares outstanding                           2,948,071           2,777,868
                                                                   ================== =====================


                           ACT Teleconferencing, Inc.
                 Consolidated Statements of Shareholders' Equity

                                               Common Stock
                                       -------------------------------
                                                                                          Currency
                                                                        Accumulated     Translation
                                          Shares          Amount          Deficit        Adjustment         Total
                                       --------------------------------------------------------------------------------

Balance at December 31, 1995              2,318,000      $2,157,940       $(1,084,154)          -         $1,073,786

Shares issued for cash                      712,497       1,987,531            -                -          1,987,531

Expiration of put issued in
connection with prior year acquisition          -           125,000            -                -            125,000

Reduction of purchase price
related to videoconferencing acquisition   (100,000)       (250,000)           -                -           (250,000)

Cash-less exercise of employee
stock options                                 8,333            -               -                -               -

Exercise of employee stock options            1,100           2,200            -                -              2,200

Currency translation adjustment                 -              -               -           37,547             37,547

Net Loss for the year                           -              -           (1,208,107)          -         (1,208,107)
                                       --------------------------------------------------------------------------------
Balance December 31, 1996                 2,939,930      $4,022,671       $(2,292,261)   $ 37,547         $1,767,957

Exercise of employee stock options           20,500          23,000                                           23,000

Shares issued in connection with            329,670       1,087,814                                        1,087,814
exercise of 1994 and 1995 privately
placed warrants
(net of expenses)

Net income                                                                     38,454                         38,454

Currency translation adjustment                                                           (37,173)           (37,173)
                                       --------------------------------------------------------------------------------
Balance at June 30, 1997 (Unaudited)      $3,290,100      $5,133,485       ($2,253,807)      $374         $2,880,052
                                       ================================================================================



                           ACT Teleconferencing, Inc.
                      Consolidated Statements of Cash Flows

                                   (Unaudited)

                                                                           SIX MONTHS ENDED JUNE 30,
                                                                           1997                 1996
                                                                    -------------------- -------------------
OPERATING ACTIVITIES
Net income (loss)                                                       $     38,454        $   (357,358)
Adjustments to reconcile net income to
   net cash used for operating activities:

     Depreciation                                                            141,541             130,244
     Amortization of goodwill                                                  9,020              20,114
     Deferred income tax                                                        (410)             -
     Minority interest                                                        97,397              47,813
                                                                    -------------------- -------------------
Cash flow before changes in operating assets and liabilities:                286,002            (159,187)
     Accounts receivable                                                  (1,088,221)           (649,418)
     Inventory                                                                 4,081
     Prepaid expenses and other assets                                      (174,324)            (61,641)
     Accounts payable and accrued liabilities                                322,536             215,966
     Income taxes payable                                                    113,149              58,874
                                                                    -------------------- -------------------
Net cash used for operating activities                                      (536,777)           (595,406)

INVESTING ACTIVITIES
Property and equipment purchases                                            (444,064)           (448,882)
                                                                    -------------------- -------------------
Net cash flow before financing activity                                     (980,841)         (1,044,288)

FINANCING ACTIVITIES
Net proceeds from issuance (repayment) of debt                               122,248             (66,742)
Net proceeds from issuance of common stock                                 1,110,812           1,987,533
                                                                    -------------------- -------------------
Net cash after financing activities                                         (252,219)            876,503

Effect of change in exchange rate on cash                                    (37,173)               (3,313)

                                                                    -------------------- -------------------
Net increase in cash and cash equivalents                                $   215,046        $    873,190
                                                                    ==================== ===================

Cash and cash equivalents, beginning of year                             $   621,742        $    288,345
Cash and cash equivalents, end of year                                       836,788           1,161,535

                                                                    -------------------- -------------------=
Net increase in cash                                                      $  215,046         $   873,190
                                                                    ==================== ===================

                           ACT Teleconferencing, Inc.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary of a fair presentation have been included. Operating results for the six-month period ending June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1996.

BUSINESS

ACT Teleconferencing, Inc. (the Company) is engaged in the business of providing high-quality audio, data, and video conferencing products and services to business clients. The Company operates in the United States, the United Kingdom, the Netherlands, Belgium and Australia.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of ACT Teleconferencing, Inc., its wholly owned domestic subsidiaries ACT Teleconferencing Services, Inc., ACT VideoConferencing, Inc., ACT Research, Inc., its 60% owned United Kingdom subsidiary, ACT Teleconferencing Limited, its 80% owned Australian subsidiary, ACT Teleconferencing (Proprietary) Limited, and its 100% owned Netherlands subsidiary, ACT Teleconferencing, B.V. All material intercompany transactions and balances have been eliminated.

EQUIPMENT AND DEPRECIATION

Equipment is stated at cost. Depreciation is calculated on a straight-line basis over the estimated useful lives of five years for furniture and five or ten years for equipment. Depreciation expense includes capital lease amortization charges.

NET EARNINGS (LOSS) PER SHARE

Net earnings (loss) per share are computed based upon the weighted average number of shares of common stock outstanding during the period. Options and warrants are not included in the computations since their effect is presently either anti-dilutive or not material. In February 1997, the Financial Accounting Standards Board issued Statement No. 128, EARNINGS PER SHARE, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The expected impact of Statement No. 128 on these quarters is not expected to be material.

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

OVERVIEW

The Company completed a satisfactory second quarter in terms of both maintaining revenue growth and achieving profitability. Second quarter revenues grew by 60% over the second quarter 1996, reflecting continued growth in the market for audio teleconferencing services as well as additional market share gains made by the Company. Revenue growth for the first six months of the year amounted to 57% compared to same period in the previous year.

Net income after taxes and minority interest amounted to $25,294, an improvement of $179,891 over the corresponding previous quarter last year, due mainly to continued growth in the Company's North American and European operations. Net income after taxes and minority interest for the six-month period amounted to $38,454 reflecting an improvement of $395,812 over the same period in 1996.

The Company anticipates continued growth in audio teleconferencing revenues in its operations in North America and Europe. On May 15, 1997, the Company announced the opening of its Australian teleconferencing operation as a first step towards developing its market for teleconferencing on the Pacific Rim and accelerating the company's global expansion plan.

In March 1997, an agreement was reached in the United States with AT&T to co-market the Company's ActionView product range of videoconferencing systems. Implementation of this agreement remains in the early stages, and it is not possible to determine the extent to which it may impact the Company's revenues. The market for videoconferencing continues to grow in terms of both the quality of transmission and diversity of application. The Company is presently engaged in both the equipment and videobridging market sectors.

COMPONENTS OF REVENUE AND EXPENSE

The Company derives revenues principally from fees charged to clients for audio teleconference "bridging" services which interconnect multiple parties to a conference call, from fees for enhanced services which supplement conference calls, and from re-billing long-distance charges at a margin in excess of the rate paid by the Company for its volume purchases of long-distance service.

The costs of teleconferencing services consist of local and long-distance telephone services, depreciation on equipment, salaries, benefits, and office expenses of conference reservationists and coordinators, who plan, organize, and manage teleconferences.

Marketing, general and administrative costs consist of salaries, benefits, and office expenses of the Company's administrative, market development, and sales organizations.

RESULTS OF OPERATIONS

QUARTER ENDED JUNE 30, 1997, COMPARED TO QUARTER ENDED JUNE 30, 1996

NET REVENUES. Net revenues increased by 60% to $2.5 million for the quarter ended June 30, 1997, compared to $1.6 million for the same period in 1996, primarily due to increased sales of audio teleconferencing services. Revenue growth resulted from repeat sales to established customers and increased sales of enhanced services as well as from sales to new customers. During the period, domestic (North American) operations accounted for 49% of net revenues, compared to 51% for the prior period.

COST OF TELECONFERENCING SERVICES. Cost of teleconferencing services decreased to $967,437 for the second quarter, compared to $976,120 for the previous comparative quarter, reflecting the impact of productivity improvements achieved during 1997. Gross margin (net revenues less costs of conferencing services divided by net revenues) for the second quarter ended June 30, 1997 increased to 61.4% percent, compared to 37.6% achieved during the prior comparative quarter. The increase in gross margin was achieved by the increased sales of value-added products as well as from increased productivity.

MARKETING, GENERAL AND ADMINISTRATIVE COSTS. Marketing, General, and Administrative expenses for the second quarter were $1,398,376, or 56% of revenue, compared to $760,413 or 49% of revenue for 1996. The 84% increase in such expenses reflects an aggressive increase in audio teleconferencing sales efforts, as well as development costs for the Company's new business units in Europe and Australia, the entry into videoconferencing, and new international market development costs.

INCOME (LOSS) BEFORE TAXES AND MINORITY INTEREST. Income before taxes and minority interest amounted to $138,761, compared to a loss before taxes and minority interest of $171,427 for the previous corresponding quarter. This improvement was caused by the combination of increased revenues, better margins and improved productivity as described above.

TAXES ON INCOME AND MINORITY INTEREST. Taxes on income and minority interest amounted to $113,467 for the quarter ended June 30, 1997, compared to $31,334 for 1996, primarily due to taxes paid on and minority interest in earnings achieved by the Company's 60% majority-owned United Kingdom subsidiary which pays full tax. The Company paid no United States income tax due to net operating losses incurred in its United States operations in previous years.

NET INCOME. Net income amounted to $25,294 or an improvement of $228,055 for the quarter.

SIX MONTH PERIOD ENDED JUNE 30, 1997, COMPARED TO SIX MONTH PERIOD ENDED JUNE 30, 1996

NET REVENUES. Net revenues increased by 57% to $4.6 million for the six months ended June 30, 1997, compared to $2.9 million for the same period in 1996, primarily due to increased sales of audio teleconferencing services as described above. During this period, domestic operations accounted for 49% of net revenues, compared to 51% for the prior period. International revenues accounted for 51% of revenues compared to 49% for the prior period.

COST OF TELECONFERENCING SERVICES. Cost of teleconferencing services amounted to $1,837,023 compared to $1,747,703 or an increase of 5% for the six-month period. Gross margin (net revenues less costs of conferencing services divided by net revenues) increased to 60.2%, compared to 40.5% achieved during the previous comparable period.

MARKETING, GENERAL AND ADMINISTRATIVE COSTS. Marketing, General and Administrative expenses were $2,535,479 or 55% of revenue, compared to $1,440,179 or 49% of revenue for 1996. The reasons for growth of 76% in such expenses are due to increased selling and development efforts as described above.

INCOME (LOSS) BEFORE TAXES AND MINORITY INTEREST. Income before taxes and minority interest amounted to $249,726, compared to a loss before taxes and minority interest of $250,336 incurred for the previous period in 1996 corresponding period. The improvement of $500,062 was caused by the combination of increased revenues, better margins and improved productivity as described above.

TAXES ON INCOME AND MINORITY INTEREST. Taxes on income and Minority interest amounted to $211,272 for the six months ended June 30, 1997, compared to $107,022 for 1996, primarily due to taxes paid on and minority interest in earnings achieved by the Company's 60% majority-owned United Kingdom subsidiary which pays full tax.

NET INCOME. Net income amounted to $38,454 or an improvement of $395,912 for the six month period.

LIQUIDITY AND CAPITAL RESOURCES (SIX MONTHS ENDED JUNE 30, 1997)

During the six months ended June 30, 1997, net cash increased by $215,046. At June 30, 1997, the Company had cash and cash equivalents of $836,788 compared to cash and cash equivalents on hand in 1996 of $671,742.

The Company generated net proceeds of $1,110,814 pursuant to the conversion of certain warrants, arising from private placement of stock issued in 1994 and which were exercised into common stock during the second quarter. Capital thus raised was used primarily to finance the purchase of equipment and the growth in working capital due to sales growth.

Cash from operating activities before funding operating assets such as accounts receivable amounted to $286,002 compared to a cash outflow recorded for 1996 of $159,187 or an improvement in cash from operating activities as defined above of $445,189. Cash after financing operating assets and liabilities amounted to a net outflow of $536,777 reflecting mainly the significant growth in accounts receivable of $1,088,221.

During the six-month period, the Company invested $444,064 in additional equipment, to provide ongoing new technology and capacity to the United States and European operations. The gross cash outflow (after capital investment and before financing arrangement of $980,841) was funded by a combination of debt and equity finance amounting to $1,233,060 and resulting in a net cash inflow (before effect of exchange rate changes) amounting to $252,219.

The Company believes that, given the present rate of sales and profit growth in its core audio teleconferencing business, it will have sufficient cash resources to meet its working capital needs for the next 12 months. The Company has further plans to expand capacity and open new operations in new geographic locations, and to develop its videoconferencing business. These expansion plans will be financed using a mix of lease financing for capital equipment and the anticipated conversion of certain remaining share warrants during August of 1997.

During the period the company completed a post-effective amendment registration statement concerning 712,497 publicly traded warrants, which are exercisable until March 2, 1999 at $5.00 per share. The gross proceeds from the above warrants, should they be fully converted, would amount to approximately $3.5 million.

FORWARD-LOOKING STATEMENTS

         CERTAIN STATEMENTS MADE ABOVE, SOME OF WHICH ARE SUMMARIZED BELOW, ARE FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES, AND ACTUAL RESULTS MAY BE MATERIALLY DIFFERENT. FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENT INCLUDE (BUT ARE NOT LIMITED TO) THE FOLLOWING:

VIDEOCONFERENCING CONTINUES TO GROW IN TERMS OF BOTH THE QUALITY OF TRANSMISSION AND DIVERSITY OF APPLICATION. THE COMPANY IS ENGAGED IN BOTH THE EQUIPMENT AND VIDEOBRIDGING SECTORS OF THE MARKET. Slower-than-expected implementation of the AT&T agreement or slower-than-expected development of the videoconferencing market generally could slow the rate of sales growth of videoconferencing hardware and services for the Company.

THE COMPANY ANTICIPATES CONTINUED GROWTH IN AUDIO TELECONFERENCING REVENUES WILL CONTINUE IN ITS OPERATIONS IN NORTH AMERICA AND EUROPE. A significant downturn in economic conditions generally or the development of alternative technologies could render teleconferencing less effective and could affect the rate of growth of audio teleconferencing revenues.

THE COMPANY BELIEVES THAT, GIVEN THE PRESENT RATE OF SALES AND PROFIT GROWTH IN ITS CORE AUDIO TELECONFERENCING BUSINESS, IT HAS SUFFICIENT CASH RESOURCES TO MEET ITS WORKING CAPITAL NEEDS FOR THE COMING YEAR. Failure to maintain ongoing profit margins, resulting in a higher level of cash utilization, could result in the Company deferring other expansion plans or could cause it to seek additional financing in the capital markets for its future growth plans and working capital needs.

THE COMPANY HAS FURTHER PLANS TO EXPAND ITS CAPACITY AND OPEN NEW OPERATIONS IN NEW GEOGRAPHIC LOCATIONS, AND TO DEVELOP ITS VIDEOCONFERENCING BUSINESS. Lack of borrowing or leasing capacity or the failure to generate high margin earnings could delay the Company's forward growth plans.

THESE EXPANSION PLANS WILL BE FINANCED USING A MIX OF LEASE FINANCING FOR CAPITAL EQUIPMENT AND THE ANTICIPATED CONVERSION OF CERTAIN REMAINING SHARE WARRANTS DURING AUGUST OF 1997. THE GROSS PROCEEDS FROM THE ABOVE WARRANTS, SHOULD THEY BE FULLY CONVERTED, WOULD AMOUNT TO APPROXIMATELY $3.5 MILLION. If the Company's common stock declines substantially or some other event discourages warrant-holders from exercising all or a substantial part of these warrants, the Company would need to seek other financing for its growth.


                          PART II -- OTHER INFORMATION

ITEM 4.           Submission of Matters to a Vote of Security Holders

                  At the annual shareholders meeting on June 18, 1997, shareholders approved the adoption of the Stock Option Plan of 1996 and re-elected an incumbent director. Voting results were as follows:

                                                    For           Against      Withheld or       Broker
                                                                                 Abstain        Non-Votes
                   Stock Option Plan of 1996     1,308,879         8,500          9,600          909,222
                   Percent                         58.5%           0.3%            0.4%           40.8%
                   James L. Seifert              2,308,201           0              0               0
                   Percent                          100%             0%             0%              0%

                  Shares represented in person or by proxy were 2,308,201 out of 2,952,430 shares outstanding.

ITEM 5.           Other Information

                  Schedule 13D dated July 23, 1997 was filed with the Securities and Exchange Commission by Anchor Investments, Inc. reporting a holding of 1,244,710 shares (37.9%) of the Company's common stock.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

EXHIBIT INDEX

Exhibit No.       Description


 3.1(2)           Restated Articles of Incorporation of the Company dated April
                  15, 1996
 3.2(2)           Bylaws of the Company, amended as of April 15, 1996
 4.1(1)           Form of specimen certificate for Common Stock of the Company
 4.2(1)           Form of Unit Purchase Option to be issued by the Company to the Underwriter
 4.3(1)           Impound Agreement
 4.4(1)           Lock-up Letter Agreement
10.1(1)           Stock Option Plan of 1991, as amended, authorizing 400,000 shares of Common Stock for issuance pursuant to the Plan
10.2(1)           Form of Stock Option Agreement
10.3(1)           Form of Common Stock Purchase Warrant
10.4(1)           Form of Placement Agent Warrant
10.5(1)           Denver West Office Building Lease dated April 1, 1993, by and between Denver West Office Building No. 6 Venture and the
                  Company, as amended
10.6(1)           Leases for United Kingdom facilities (First floor of Howard
                  House) dated September 29, 1993 and April 17, 1995, between
                  Garfunkel & Wanderer Limited and Reichwald Brothers
10.7(1)           Letter agreement dated May 31, 1995 with Worldcom regarding lease of Amsterdam facilities
10.8(1)           Sublease Agreement with Integraf Corporation dated August
                  1995 for ACT Videoconferencing, Inc. premises
10.9(1)           Term Loan Agreement dated August 11, 1994, between the Company and Norwest Bank, N.A., Boulder Colorado
10.10(1)          Split Dollar Insurance Agreement dated March 1, 1990, between the Company and Gerald D. Van Eeckhout
10.11(1)          Service Agreement dated April 10, 1992 between David Holden and ACT Teleconferencing Limited
10.12(1)          Stock Purchase Agreement dated July 13, 1995, between the
                  company and Paul Clifford for acquisition of NBS, Inc.
10.13(1)          Employment Agreement dated July 14, 1995 between the Company and Paul Clifford
10.14(1)          Agreement between Company and Gerald D. Van Eeckhout limiting his compensation in 1996 and 1997
10.15(1)          Memorandum dated December 22, 1995 from director Seifert
                  amending Mr. Van Eeckhout's compensation
10.16(1)          Terms of employment of Harry Walls, president-designate of ACT
                  Teleconferencing Services, Inc. per Company's letter dated
                  December 13, 1995
10.17(1)          Agreement to Exchange Stock between Apogee Robotics, Inc. and
                  Company
10.18(1)          Agreement between Company and Ronald J. Bach to borrow
                  proceeds from sale of Apogee Robotics common stock
10.19(3)          Form of Stock Option Plan of 1996
27.1              Financial Data Schedule

(1) Exhibit incorporated by reference to the Company's Registration Statement on Form SB-2, filed with the Securities and Exchange Commission on October 10, 1995, and amendments thereto. Exhibits incorporated by reference carry exhibit numbers identical to those in the Registration Statement.

(2) Incorporated by reference to the exhibit of the same number to the Company's Form 10-QSB for the Quarter ended June 30, 1996, File No. 0-27560.

(3) Incorporated by reference to the Company's Proxy Statement filed with the Securities and Exchange Commission on April 30, 1997, File No. 0-27560.

REPORTS ON FORM 8-K

    The Company filed no reports on Form 8-K during the quarter ended June 30, 1997.

                                   SIGNATURES

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               ACT TELECONFERENCING, INC.

DATE:  August 12, 1997                         By: /s/ Gavin J. Thomson
                                                   Gavin J. Thomson,
                                                   Chief Financial Officer
                                                   (Duly authorized officer and
                                                   Principal Financial Officer)

                                INDEX TO EXHIBITS

Exhibit No.        Description                                                              Page

3.1                Restated Articles of Incorporation of the Company dated April 15, 1996   Incorporated by reference
3.2                Bylaws of the Company, amended as of April 15, 1996                      Incorporated by reference
4.1                Form of specimen certificate for Common Stock of the Company             Incorporated by reference
4.2                Form of Unit Purchase Option to be issued by the Company to the
                   Underwriter                                                              Incorporated by reference
4.3                Impound Agreement                                                        Incorporated by reference
4.4                Lock-up Letter Agreement                                                 Incorporated by reference
10.1               Stock Option Plan of 1991, as amended, authorizing 400,000 shares of
                   Common Stock for issuance pursuant to the Plan                           Incorporated by reference
10.2               Form of Stock Option Agreement                                           Incorporated by reference
10.3               Form of Common Stock Purchase Warrant                                    Incorporated by reference
10.4               Form of Placement Agent Warrant                                          Incorporated by reference
10.5               Denver West Office Building Lease dated April 1, 1993, by and between
                   Denver West Office Building No. 6 Venture and the Company, as amended    Incorporated by reference
10.6               Leases for United Kingdom facilities (First floor of Howard
                   House) dated September 29, 1993 and April 17, 1995, between
                   Garfunkel & Wanderer Limited and Reichwald Brothers Limited,
                   Landlord, and ACT Teleconferencing Limited, Tenant                       Incorporated by reference
10.7               Letter agreement dated May 31, 1995 with Worldcom regarding lease of
                   Amsterdam facilities                                                     Incorporated by reference
10.8               Sublease Agreement with Integraf Corporation dated August 1995 for ACT
                   videoconferencing, Inc. premises                                         Incorporated by reference
10.9               Term Loan Agreement dated August 11, 1994, between the Company and
                   Norwest Bank, N.A., Boulder, Colorado                                    Incorporated by reference
10.10              Split Dollar Insurance Agreement dated March 1, 1990, between the
                   Company and Gerald D. Van Eeckhout                                       Incorporated by reference
10.11              Service Agreement dated April 10, 1992 between David Holden and ACT
                   Teleconferencing Limited                                                 Incorporated by reference
10.12              Stock Purchase Agreement dated July 13, 1995, between the Company and
                   Paul Clifford for acquisition of NBS, Inc.                               Incorporated by reference
10.13              Employment Agreement dated July 14, 1995, between the Company and Paul
                   Clifford                                                                 Incorporated by reference
10.14              Agreement between Company and Gerald D. Van Eeckhout limiting his
                   compensation in 1996 and 1997                                            Incorporated by reference
10.15              Memorandum dated December 22, 1995 from director Seifert amending Mr.
                   Van Eeckhout's compensation                                              Incorporated by reference
10.16              Terms of employment of Harry Walls, president-designate of ACT
                   Teleconferencing Services, Inc. per Company's letter dated December
                   13, 1995                                                                 Incorporated by reference
10.17              Agreement to Exchange Stock between Apogee Robotics, Inc. and Company    Incorporated by reference
10.18              Agreement between Company and Ronald J. Bach to borrow proceeds from
                   sale of Apogee Robotics common stock                                     Incorporated by reference
10.19              Form of Stock Option Plan of 1996                                        Incorporated by reference
27.1               Financial Data Schedule                                                  Filed electronically
