Form 10QSB
period 1997-09-30
ACT TELECONFERENCING INC
filed 1997-11-17
CIK 918709

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

 (Mark One)

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended September 30, 1997

                                       or

|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period From _______________ to
      ________________.

Commission file number  0-27560

                           ACT Teleconferencing, Inc.
--------------------------------------------------------------------------------
           (Name of small business issuer as specified in its charter)


Colorado                                         84-1132665
--------------------------------------------------------------------------------
(State or other jurisdiction of incorporation    (IRS Employer Identification
 or organization)                                No.)


1658 Cole Blvd., Suite 130, Golden, Colorado     80401
--------------------------------------------------------------------------------
(Address of principal executive offices)         (Zip Code)


(303) 233-3500                                   (303) 238-0096
--------------------------------------------------------------------------------
(Issuer's telephone number, including            (Issuer's facsimile number,
area code)                                       including area code)


         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]      No [ ]

As of November 14, 1997, 3,121,840 shares of the issuer's common stock were outstanding.

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

                         PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           ACT TELECONFERENCING, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                            SEPTEMBER 30,   DECEMBER 31,
                                                               1997             1996
                                                            -----------     -----------
                                                            (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                                $   796,971     $   621,742
   Accounts receivable (net of allowances)                    2,449,142       1,356,471
   Prepaid expenses                                             242,856          55,994
   Inventory                                                    133,365         125,850
  Available for sale marketable securities                       50,000          50,000
                                                            -----------     -----------
Total current assets                                          3,672,334       2,210,057

Equipment:
   Telecommunications equipment                               2,141,670       1,664,697
   Office equipment                                           1,154,142         702,019
   Less: accumulated depreciation                              (966,095)       (736,556)
                                                            -----------     -----------
Total equipment - net                                         2,329,717       1,630,160

   Goodwill                                                     231,522         245,052
                                                            -----------     -----------
Total assets                                                $ 6,233,573     $ 4,085,269
                                                            ===========     ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Notes payable                                            $   160,978     $    74,784
   Accounts payable                                             937,612         764,520
   Accrued liabilities                                          499,005         339,299
   Current portion of long term debt                            184,711         177,312
   Income taxes payable                                         252,819         156,991
                                                            -----------     -----------
Total current liabilities                                     2,035,125       1,512,906
Long-term debt                                                  526,250         395,960
Deferred income taxes                                            39,385          41,042
Minority interest                                               510,973         367,404
Shareholders' equity:
   Preferred stock, no par value, 1,000,000 shares
      authorized; none issued                                      --              --
   Common stock, no par value; 10,000,000 shares
      authorized; 3,513,080 and 2,939,930 shares issued
      and outstanding in 1997 and 1996, respectively          5,651,385       4,022,671
   Accumulated deficit                                       (2,417,815)     (2,292,261)
   Currency translation adjustment                             (111,730)         37,547
                                                            -----------     -----------
      Total shareholders' equity                              3,121,840       1,767,957
                                                            -----------     -----------
Total liabilities and shareholders' equity                  $ 6,233,573     $ 4,085,269
                                                            ===========     ===========

                           ACT TELECONFERENCING, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                            THREE MONTHS ENDED SEPTEMBER 30,
                                                                  1997            1996
                                                              ---------------------------
                                                              *(Unaudited)
Net revenues                                                  $ 2,612,841     $ 1,579,194
Costs and expenses:
   Cost of teleconferencing services                           (1,407,336)     (1,031,882)
   Marketing, general and administration costs                 (1,208,878)       (921,803)
                                                              -----------     -----------
Total costs and expenses                                       (2,616,214)     (1,953,685)

Income (loss) before taxes and minority interest                   (3,373)       (374,491)

Provision for income taxes                                       (105,560)         (5,788)
                                                              -----------     -----------

Income (loss) before minority interest                           (108,933)       (380,279)
Minority interest in earnings of consolidated subsidiary          (55,076)        (15,731)
                                                              -----------     -----------

Net income (loss) for the period                              $  (164,009)    $  (396,010)
                                                              ===========     ===========

Net income (loss) per share                                   $     (0.05)    $     (0.13)
                                                              ===========     ===========

Weighted average number of shares outstanding                   3,393,001       3,038,830
                                                              ===========     ===========



                                                               NINE MONTHS ENDED SEPT 30,
                                                                  1997           1996
                                                              ---------------------------
                                                              (Unaudited)

Net revenues                                                  $ 7,235,069     $ 4,516,740

Costs and expenses:
   Cost of teleconferencing services                           (3,244,360)     (2,779,585)
   Marketing, general and administration costs                 (3,744,355)     (2,361,982)
                                                              -----------     -----------
Total costs and expenses                                       (6,988,715)     (5,141,567)

Income (loss) before taxes and minority interest                  246,354        (624,827)

Provision for income taxes                                       (219,435)        (64,838)
                                                              -----------     -----------

Income (loss) before minority interest                             26,919        (689,665)
Minority interest in earnings of consolidated subsidiaries       (152,473)        (63,703)
                                                              -----------     -----------

Net income (loss) for the period                              $  (125,554)    $  (753,368)
                                                              ===========     ===========

Net income (loss) per share                                   $     (0.04)    $     (0.26)
                                                              ===========     ===========

Weighted average number of shares outstanding                   3,099,087       2,865,490
                                                              ===========     ===========


                           ACT TELECONFERENCING, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                   Common Stock
                                         -----------------------------
                                                                                              Currency
                                                                             Accumulated     Translation
                                            Shares            Amount           Deficit        Adjustment          Total
                                         --------------------------------------------------------------------------------
Balance at December 31, 1995               2,318,000       $ 2,157,940       $(1,084,154)           --         $ 1,073,786

Shares issued for cash                       712,497         1,987,531              --              --           1,987,531

Expiration of put issued in
connection with prior year
acquisition                                     --             125,000              --              --             125,000

Reduction of purchase price
related to videoconferencing
acquisition                                 (100,000)         (250,000)             --              --            (250,000)

Cash-less exercise of employee
stock options                                  8,333              --                --              --                --

Exercise of employee stock
options                                        1,100             2,200              --              --               2,200

Currency translation adjustment                 --                --                --            37,547            37,547

Net Loss for the year                           --                --          (1,208,107)           --          (1,208,107)
                                         -----------       -----------       -----------       ---------       -----------
Balance December 31, 1996                  2,939,930       $ 4,022,671       $(2,292,261)      $  37,547       $ 1,767,957

Exercise of employee stock
options                                       38,500            42,000                                              42,000

Shares issued in connection with             534,650         1,586,714                                           1,586,714
exercise of 1994 and 1995 privately
placed warrants
(net of expenses)

Net income                                                                      (125,554)                         (125,554)

Currency translation adjustment                                                                 (149,277)         (149,277)
                                         -----------       -----------       -----------       ---------       -----------
Balance at September 30, 1997
(Unaudited)                              $ 3,513,080       $ 5,651,385       ($2,417,815)      ($111,730)      $ 3,121,840
                                         ===========       ===========       ===========       =========       ===========

                           ACT TELECONFERENCING, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                  NINE MONTHS ENDED SEPT 30,
                                                                     1997            1996
                                                                 -----------     -----------
OPERATING ACTIVITIES
Net income (loss)                                                $  (125,554)    $  (753,368)
Adjustments to reconcile net income to
   net cash used for operating activities:
     Depreciation                                                    229,539         208,166
     Amortization of goodwill                                         13,530          30,024
     Deferred income tax                                              (1,656)           --
     Minority interest                                               143,569          86,704
                                                                 -----------     -----------
Cash flow before changes in operating assets and liabilities:        259,428        (428,474)
     Accounts receivable                                          (1,066,671)       (699,093)
     Inventory                                                        (7,515)
     Prepaid expenses and other assets                              (186,862)        (80,674)
     Accounts payable and accrued liabilities                        332,800         567,291
     Income taxes payable                                             95,828         (44,579)
                                                                 -----------     -----------
Net cash used for operating activities                              (572,992)       (685,529)

INVESTING ACTIVITIES
Property and equipment purchases                                    (929,097)       (719,892)
                                                                 -----------     -----------
Net cash flow before financing activity                           (1,502,089)     (1,405,421)

FINANCING ACTIVITIES
Net proceeds from issuance (repayment) of debt                       197,883         208,904
Net proceeds from issuance of common stock                         1,628,712       1,987,533
                                                                 -----------     -----------
Net cash after financing activities                                  324,506         791,016

Effect of change in exchange rate on cash                           (149,277)         (7,362)

                                                                 -----------     -----------
Net increase in cash and cash equivalents                        $   175,229     $   783,654
                                                                 ===========     ===========

Cash and cash equivalents, beginning of year                     $   621,742     $   288,345
Cash and cash equivalents, end of year                               796,971       1,071,999

                                                                 -----------     -----------

Net increase in cash                                             $   175,229     $   783,654
                                                                 ===========     ===========

                           ACT TELECONFERENCING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary of a fair presentation have been included. Operating results for the nine-month period ending September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1996.

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

OVERVIEW

The Company completed the third quarter with continued growth. Third quarter revenues grew by 65% over the third quarter 1996, reflecting continued growth in the market for audio teleconferencing services as well as additional market share gains made by the Company. Revenue growth for the first nine months of the year amounted to 60% compared to same period in the previous year.

Net income after taxes and minority interest amounted to a loss of $164,009; an improvement of $232,001 over the corresponding previous quarter last year, due mainly to continued growth in the Company's North American and European operations. Net income after taxes and minority interest for the nine-month period amounted to a loss of $125,553 reflecting an improvement of $627,815 over the same period in 1996.

The Company anticipates continued growth in audio teleconferencing revenues in its operations in North America and Europe. On May 15, 1997, the Company announced the opening of its Australian teleconferencing operation as a first step towards developing its market for teleconferencing on the Pacific Rim and accelerating the company's global expansion plan.

In March 1997, an agreement was reached in the United States with AT&T to co-market the Company's range of videoconferencing systems. Implementation of this agreement remains in the early stages, and it is not possible to determine the extent to which it may impact the Company's revenues. The market for videoconferencing continues to grow in terms of both the quality of transmission and diversity of application. The Company is presently engaged in both the equipment and videobridging market sectors.

In July 1997 the company announced an acceleration of its global expansion program in line with better than expected revenue growth achieved in North America. In September 1997 the company announced a further major expansion and relocation of its North American hub to a 12,000 square foot location in Denver, Colorado - which is anticipated to provide for operations growth until the year 2000.

In November 1997 the company announced an agreement to acquire 80 percent of the issued common shares of MultiMedia and TeleConferencing Solutions, Limited (M.a.T.S.), a United Kingdom company and leading provider of video conferencing solutions for Europe, Africa and the Middle East. The transaction is expected to close before the end of 1997, subject to the fulfillment of certain conditions including authority to be received from the U.K. Inland Revenue.

COMPONENTS OF REVENUE AND EXPENSE

The Company derives revenues principally from fees charged to clients for audio, video and data teleconferencing "bridging" services which interconnect multiple parties to a conference call, from fees for enhanced services which supplement conference calls, and from re-billing long-distance charges at a margin in excess of the rate paid by the Company for its volume purchases of long-distance service.

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

RESULTS OF OPERATIONS

QUARTER ENDED SEPTEMBER 30, 1997, COMPARED TO QUARTER ENDED SEPTEMBER 30, 1996

NET REVENUES. Net revenues increased by 65% to $2.6 million for the quarter ended September 30, 1997, compared to $1.6 million for the same period in 1996, primarily due to increased sales of audio teleconferencing services. Revenue growth resulted from repeat sales to established customers and increased sales of enhanced services as well as from sales to new customers. During the period, domestic (North American) operations accounted for 51% of net revenues, compared to 50% for the prior period.

COST OF TELECONFERENCING SERVICES. Cost of teleconferencing services increased to $1,407,336 for the third quarter, compared to $1,031,882 for the previous comparative quarter. Gross margin (net revenues less costs of conferencing services divided by net revenues) for the third quarter ended September 30, 1997 increased to 46.1% percent, compared to 34.7% achieved during the prior period. The increase in gross margin was achieved by the increased sales of value-added products as well as from increased productivity.

MARKETING, GENERAL AND ADMINISTRATIVE COSTS. Marketing, General, and Administrative expenses for the third quarter were $1,208,878, or 46% of revenue, compared to $921,803 or 58% of revenue for third quarter 1996. The 31% increase in such expenses reflects the increase in audio teleconferencing sales efforts, as well as development costs for the Company's new business units in Europe and Australia, the entry into videoconferencing, and new international market development costs.

INCOME (LOSS) BEFORE TAXES AND MINORITY INTEREST. Loss before taxes and minority interest amounted to $3,373, compared to a loss before taxes and minority interest of $374,491 for the previous corresponding quarter. This improvement was caused by the combination of increased revenues, better margins and improved productivity as described above.

TAXES ON INCOME AND MINORITY INTEREST. Taxes on income and minority interest amounted to $160,636 for the quarter ended September 30, 1997, compared to $21,519 for 1996, primarily due to taxes paid on and minority interest in earnings achieved by the Company's 60% majority-owned United Kingdom subsidiary which pays full tax. The Company paid no United States income tax due to net operating losses incurred in its United States operations in previous years.

NET INCOME (LOSS). Net income amounted to a loss of $164,009 or an improvement of $232,001 for the quarter. The reasons for the improvement are revenue growth, better margins and improved productivity as described above.

NINE MONTH PERIOD ENDED SEPTEMBER 30, 1997, COMPARED TO NINE MONTH PERIOD ENDED SEPTEMBER 30, 1996

NET REVENUES. Net revenues increased by 60% to $7.2 million for the nine months ended September 30, 1997, compared to $4.5 million for the same period in 1996, primarily due to increased sales of audio teleconferencing services. During this period, domestic operations accounted for 49% of net revenues, compared to 51% for the prior period. International revenues accounted for 51% of revenues compared to 49% for the prior period.

COST OF TELECONFERENCING SERVICES. Cost of teleconferencing services amounted to $3,244,359 compared to $2,779,585 or an increase of 17% for the nine-month period. Gross margin (net revenues less costs of conferencing services divided by net revenues) increased to 55.2%, compared to 38.5% achieved during the previous comparable period.

MARKETING, GENERAL AND ADMINISTRATIVE COSTS. Marketing, General and Administrative expenses were $3,744,355 or 52% of revenue, compared to $2,361,982 or 52% of revenue for 1996. The reasons for growth of 58% in such expenses are due to increased selling and market development efforts.

INCOME (LOSS) BEFORE TAXES AND MINORITY INTEREST. Income before taxes and minority interest amounted to $246,355, compared to a loss before taxes and minority interest of $624,827 in 1996. The improvement of $871,182 was caused by the combination of increased revenues, better margins and improved productivity in core operations.

TAXES ON INCOME AND MINORITY INTEREST. Taxes on income and Minority interest amounted to $371,908 for the nine months ended September 30, 1997, compared to $128,541 for 1996, primarily due to taxes paid on and minority interest in earnings achieved by the Company's 60% majority-owned United Kingdom subsidiary which pays full tax.

NET INCOME (LOSS). Net income amounted to a loss of $125,553 or an improvement of $627,815 for the nine-month period.

LIQUIDITY AND CAPITAL RESOURCES (NINE MONTHS ENDED SEPTEMBER 30, 1997)

During the nine months ended September 30, 1997, net cash increased by $175,229. At September 30, 1997, the Company had cash and cash equivalents of $796,971 compared to cash and cash equivalents on hand in 1996 of $621,742.

The Company generated net proceeds of $1,628,712 after the conversion of certain common stock warrants, arising from a private placement of 1994, which were exercised during the year. Capital thus raised was used primarily to finance the purchase of equipment and the additional working capital required because of sales growth.

Cash from operating activities before funding operating assets such as accounts receivable amounted to $259,428 compared to a cash outflow recorded for 1996 of $428,474 or an improvement in cash from operating activities as defined above of $687,902. Cash after financing operating assets and liabilities amounted to a net outflow of $572,992 reflecting mainly the significant growth in accounts receivable of $1,066,671.

During the nine-month period, the Company invested $929,097 in additional equipment, to provide ongoing new bridging technology and capacity to the United States and European operations. The gross cash outflow (after capital investment and before financing arrangements of $1,502,089) was funded by a combination of debt and equity finance amounting to $1,826,595 and resulted in a net cash inflow (before the effect of exchange rate changes) amounting to $324,506.

The Company believes that, given the present rate of sales and profit growth in its core audio teleconferencing business, it will have sufficient cash resources to meet its working capital needs for the next twelve months. The Company has further plans to expand capacity and open new operations in new geographic locations, and to develop its videoconferencing business. These expansion plans will be financed using a mix of lease financing for capital equipment and equity financing as considered appropriate.

During the period the company completed a post-effective amendment registration statement concerning 712,497 publicly traded warrants, which are exercisable until February 2, 1999 at $5.00 per share. The gross proceeds from the above warrants, should they be fully converted, would amount to approximately $3.5 million.

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

THESE EXPANSION PLANS WILL BE FINANCED USING A MIX OF LEASE FINANCING FOR CAPITAL EQUIPMENT AND EQUITY FINANCING AS APPROPRIATE. If the Company's common stock declines substantially, the Company would need to seek other financing such as a bank line of credit for its growth.

THE [M.a.T.S] TRANSACTION IS EXPECTED TO CLOSE BEFORE THE END OF 1997. The transaction is subject to the fulfillment of certain conditions including authority to be received from the U.K. Inland Revenue.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K
EXHIBIT INDEX
Exhibit No.       Description
3.1(2)            Restated Articles of Incorporation of the Company dated April
                  15, 1996
3.2(2)            Bylaws of the Company, amended as of April 15, 1996
4.1(1)            Form of specimen certificate for Common Stock of the Company
4.2(1)            Form of Unit Purchase Option to be issued by the Company to the Underwriter
4.3(1)            Impound Agreement
4.4(1)            Lock-up Letter Agreement
10.1(1)           Stock Option Plan of 1991, as amended, authorizing 400,000 shares of Common Stock for issuance pursuant to the Plan
10.2(1)           Form of Stock Option Agreement
10.3(1)           Form of Common Stock Purchase Warrant
10.4(1)           Form of Placement Agent Warrant
10.5(1)           Denver West Office Building Lease dated April 1, 1993, by and between Denver West Office Building No. 6 Venture and the
                  Company, as amended
10.6(1)           Leases for United Kingdom facilities (First floor of Howard
                  House) dated September 29, 1993 and April 17, 1995, between
                  Garfunkel & Wanderer Limited and Reichwald Brothers
10.7(1)           Letter agreement dated May 31, 1995 with Worldcom regarding lease of Amsterdam facilities
10.8(1)           Sublease Agreement with Integraf Corporation dated August 1995 for ACT Videoconferencing, Inc. premises
10.9(1)           Term Loan Agreement dated August 11, 1994, between the Company and Norwest Bank, N.A., Boulder Colorado
10.10(1)          Split Dollar Insurance Agreement dated March 1, 1990, between the Company and Gerald D. Van Eeckhout
10.11(1)          Service Agreement dated April 10, 1992 between David Holden and ACT Teleconferencing Limited
10.12(1)          Stock Purchase Agreement dated July 13, 1995, between the
                  company and Paul Clifford for acquisition of NBS, Inc.
10.13(1)          Employment Agreement dated July 14, 1995 between the Company and Paul Clifford
10.14(1)          Agreement between Company and Gerald D. Van Eeckhout limiting his compensation in 1996 and 1997
10.15(1)          Memorandum dated December 22, 1995 from director Seifert
                  amending Mr. Van Eeckhout's compensation
10.16(1)          Terms of employment of Harry Walls, president-designate of ACT
                  Teleconferencing Services, Inc. per Company's letter dated
                  December 13, 1995
10.17(1)          Agreement to Exchange Stock between Apogee Robotics, Inc. and
                  Company
10.18(2)          Agreement between Company and Ronald J. Bach to borrow
                  proceeds from sale of Apogee Robotics common stock
10.19(3)          Form of Stock Option Plan of 1996
27.1              Financial Data Schedule

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

(3) Incorporated by reference to the Company's Proxy Statement filed with the Securities and Exchange Commission on April 30, 1997, File No. 0-27560.

REPORTS ON FORM 8-K

    The Company filed no reports on Form 8-K during the quarter ended September 30, 1997.

                                   SIGNATURES

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       ACT TELECONFERENCING, INC.


DATE:  November 17, 1997               By: /s/ Gavin J. Thomson
                                           -------------------------------------
                                           Gavin J. Thomson,
                                           Chief Financial Officer
                                           (Duly authorized officer and
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
