Form 10KSB
period 1997-12-31
ACT TELECONFERENCING INC
filed 1998-03-24
CIK 918709

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-KSB

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the fiscal year ended   December 31, 1997
                                           ---------------------

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)
                 For the transition period from ___________ to ___________

                        Commission File Number 0-14731
                                               -------

                          ACT Teleconferencing, Inc.
--------------------------------------------------------------------------------
          (Name of small business issuer as specified in its charter)

Colorado                                       84-1132665
-------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

Issuer's telephone number:  (303) 235-9000
                            ----------------------------------------------------

Securities registered under Section 12(b) of the Exchange Act:

Title of each class                    Name of each exchange on which registered
None                                   None
--------------------                   -----------------------------------------

Securities registered under Section 12(g) of the Exchange Act:
Common stock, no par value
--------------------------------------------------------------------------------
                                (Title of Class)

Redeemable Warrants to purchase Common Stock
--------------------------------------------------------------------------------
                                (Title of Class)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]
No [_]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

     State issuer's revenues for its most recent fiscal year. $10,234,403
                                                              -----------

                        This report contains 43 pages.

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. (See definition of affiliate Rule 12b-2 of the Exchange Act). Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated. The aggregate market value of the voting stock held by non-affiliates of the Company as of February 19, 1998 was: $20,073,150.
                                                           -----------
Assumptions: All directors are affiliates, and the following officers are affiliates: David Holden, Charles T. Stout, Gene Warren and Gavin Thomson.

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

Yes [    ]    No [     ] n/a

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. Common Stock, no par value:
                                                   ---------------------------
3,612,758 shares as of March 13, 1998.
--------------------------------------

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

                      Documents incorporated by reference:

            Document                    Item(s) Into Which Incorporated
            --------                    --------------------------------------
Proxy Statement to be used for the      Part III, Items 9 through 12 inclusive
Annual Meeting of Stockholders to be
held May 13, 1998 (the "Proxy
Statement") to be filed with the
Commission prior to April 10, 1998
is incorporated by reference herein.

Transitional Small Business Disclosure Format (Check one):  Yes [    ]  No [ X ]

                           ACT TELECONFERENCING, INC.

                                  FORM 10-KSB

                               TABLE OF CONTENTS
                               -----------------

PART I.                                                               Page No.
                                                                      --------

     Item 1.     Business                                                    6
     Item 2.     Facilities                                                 11
     Item 3.     Legal proceedings                                          11
     Item 4.     Submission of matters to a vote of security holders        12

PART II.

     Item 5.     Market for registrants' common equity and related          12
                 stockholder matters
     Item 6.     Management's discussion and analysis of financial          13
                 condition and results of operations
     Item 7.     Financial statements and supplementary data                19
                 (see Table of contents, page 19)
     Item 8.     Changes in and disagreements with accountants              35

PART III.

     Item 9.     Directors and executive officers of the registrant         36
     Item 10.    Executive compensation                                     36
     Item 11     Security ownership of certain beneficial owners and        36
                 management
     Item 12.    Certain relationships and related transactions             36
     Item 13.    Exhibits and reports on Form 8-K                           37

                             INTRODUCTORY STATEMENT

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE
                   SECURITIES LITIGATION REFORM ACT OF 1995.

The foregoing section of this report contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 as amended and Section 21E of the Securities Exchange Act of 1934 as amended, which are subject to certain risks and uncertainties. Certain such statements are discussed in this section together with specific cautionary statements identifying factors that could cause the actual results to differ materially from expectations contained in each such statement. Forward-looking statements also may be implicit but not readily identified within the context of other statements. In general, among the factors that could affect the Company's actual results and could cause results to differ from those contained in the forward-looking statements are the ability of the Company to generate growth in audio teleconferencing, the general rate of development of the market for videoconferencing services, and opportunities to explore new foreign markets. Other factors could also cause actual results to vary materially from the anticipated results covered in such forward-looking statements. In addition, statements containing expressions such as "believes," "anticipates," "plans," or "expects" used in the Company's periodic reports on Forms 10-K and 10-Q filed with the SEC are intended to identify forward-looking statements. The Company cautions that these and similar statements included in this report and in previously filed periodic reports including reports filed on Forms 10-K and 10-Q, are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements which include but are not limited to:

 . Statements in regard to the availability of Integrated Services Digital Network ("ISDN") service in most major metropolitan markets. The speed of introduction of ISDN may differ greatly in various markets.

 . Statements in regard to the Company actively seeking opportunities for expansion through the establishment of additional American, European and Asia-Pacific sales offices and teleconferencing service operations centers. The Company may be limited in its growth plans by the availability or otherwise of appropriate management, capital or other resources.

 . Statements in regard to the Company's intention to serve as a technical outsource for certain customers teleconferencing needs. Certain large customers will not require this resource and will incorporate these resources "in-house."

 . Statements in regard to the Company's intention to expand its domestic audio, video and data teleconferencing operations by establishing or acquiring additional bridges and sales offices in selected cities in North America, Europe and Asia.

 . Statements that these plans, as and when fulfilled, will permit the Company to improve services to existing multinational customers, secure larger number of new customers, and reduce operation costs per call as the volume of calls handled by each bridge or sales office grows. The Company may be limited in its growth plans by the availability or otherwise of appropriate management, capital or other resources.

 . Statements that teleconferencing is available in Europe and Asia, but, in the Company's view, it is not yet widely used and may hold the potential for rapid growth. This will depend on future economic growth, liberalization of telecommunications, the adoption of teleconferencing into different work cultures and a variety of other non-quantifiable factors.

 . Statements that the market for videoconferencing is expected to continue to grow. This will depend on the price, cost and availability of different products and technologies.

 . Statements that to the extent that smaller, more innovative service companies are creating a new niche market, this industry can be viewed as significant and emerging. This will depend mainly on the ability of smaller companies to provide competitive service differentiation.

 . Statements that despite the size and name recognition of the long-distance companies, the Company believes its primary competition will come from smaller teleconferencing services companies similar to itself. This will depend mainly on the ability of smaller companies to provide competitive service differentiation.

 . Statements that additional competition will also develop from more sophisticated telephone sets, PBX systems, or customer-owned bridges. This appears inevitable, but may develop at different rates in different countries at different times.

 . Statements that government regulation or licensing currently has no material impact on the delivery of teleconferencing services in the United States, the United Kingdom, or in Europe, where the Company now conducts its business, or in other countries of the Pacific rim where the Company may consider future expansion. Government regulations may change at any time in any particular country.

 . Statements that the Company's policy with regard to international expansion is to enter countries with developed infrastructures where there is an expectation for rapid and high demand for teleconferencing services (video, audio and data).

 . Statements that implementation of this AT&T agreement, although modified by the arrangement with Tandberg, is expected to take effect in 1998. Implementation will depend upon product suitability, customer preferences, pricing and general market conditions and implementation cannot be assured.

 . Statements that the Company anticipates that substantial real growth in audio, video and data teleconferencing revenues will continue in the United States, United Kingdom, Europe, Australia and Asia Pacific. The existence of competing or alternate conferencing technologies cannot be ruled out and growth cannot therefore be assured.

The following additional factors may cause actual results to vary materially from expected results: a decline in demand for teleconferencing products and services, reduction in the growth rate of new and existing markets; delays of scheduled openings of new operations; the effect of economic conditions; a decline in the market acceptability of teleconferencing; changes in regulation or legislation; political and economic instability in international markets; a decline in the demand for video conferencing hardware, a decrease in the desire of customers to outsource teleconferencing,; the loss of a major customer, changes in interest rates causing an increase in finance charges, loss or retirement of key executives; flucuations in foreign exchange rates, tariffs and other barriers and with respect to legal action; the discovery of facts not presently known to the Company.

                                     PART I

ITEM 1.        BUSINESS
               --------

GENERAL
ACT Teleconferencing, Inc. (the "Company") provides and markets a broad range of high-quality audio, video and data teleconferencing services and distributes related teleconferencing products to businesses and other organizations in the United States, United Kingdom, Netherlands, Belgium, France and Australia. The Company maintains operations centers in these countries, where it has installed and operates computer-managed telecommunications equipment known as "bridges" for conducting multiparty audio conferences.

The Company's audio teleconferencing services accommodate multiparty conferences with a number of participants at levels of audio volume and clarity that are not generally available on most office telephones. Audio teleconferencing enables routine meetings, training, information distribution and other business meetings to take place where travel makes it impractical, inconvenient, or expensive to assemble a large group on short notice or with regular frequency. The Company offers a variety of services at different price levels depending on customer needs and business volume. The Company's customers include small businesses, multinationals, law firms, accounting firms, banks, and a variety of other businesses and entities.

The Company's video conferencing bridging service commenced in 1996 in the United Kingdom and connects video participants by means of a video multipoint control unit (MCU) under the ActionViewTM brand name.

The Company also offers a variety of video teleconferencing products including the Tandberg, Picturetel, Sony, and RSI brand names. These products are competitively priced, stand-alone systems that permit individuals or small groups to send and receive video and audio signals over digital telephone systems. These systems comply with international standards and are connected primarily over the Integrated Services Digital Network ("ISDN") service, which is available in most major metropolitan markets. The Company's audio and data teleconferencing services can be provided over any telephone network.

The Company markets data teleconferencing services and software, as an adjunct to its audio teleconferencing services and also distributes data teleconferencing software that permits clients to interconnect desktop computers by standard modem to simultaneously conduct audio and data teleconferences.

The Company markets its services and certain products through its North American, European and Australian marketing operations and through commission-based sales representatives. The Company is actively seeking opportunities for expansion through the establishment of additional American, European and Asia-Pacific sales offices and teleconferencing service operations centers.

THE COMPANY AND ITS SUBSIDIARIES
The Company was incorporated under the laws of Colorado in 1989, and commenced operations on January 2, 1990. Through a reorganization in October 1992, the Company acquired all of the outstanding shares of certain related companies, which were owned by substantially the same shareholders who owned the Company's shares, transferred its operating assets to its subsidiaries, and began operations as a holding company.

In 1992 the Company acquired 60 percent of ACT Teleconferencing Limited, a majority owned United Kingdom subsidiary to conduct operations in the United Kingdom. In July 1995 the Company acquired 100% of the issued share capital of NBS, Inc., a Minnesota corporation, and changed its name to ACT VideoConferencing, Inc. In September 1995 the Company commenced audio teleconferencing operations in continental Europe through a wholly owned subsidiary, ACT Teleconferencing B.V., a Netherlands corporation.

In May 1997 the Company formed ACT Teleconferencing (Pty) Limited, in Australia and purchased 80% of the issued share capital. In December 1997 the Company acquired 80% of the issued shares of Multimedia and Teleconferencing Solutions, Limited (MaTS). MaTS is a value-added videoconferencing reseller based in the United Kingdom. Since the close of the 1997 year, the Company formed ACT Teleconferencing France, S.A., for the purpose of operating a teleconferencing service in France.

THE COMPANY'S PLAN OF BUSINESS
Key elements of the Company's business strategy are: (i) to establish itself globally as a recognized provider of reliable, high quality, competitively priced audio, video and data teleconferencing services and products; (ii) to position itself as a single-source provider of customized solutions for customer teleconferencing needs; (iii) to maintain the technical expertise necessary to evaluate and implement such technologies to serve its customers' requirements; and (iv) to expand operations commensurate with available capital and market opportunities through geographic expansion, internal development, and acquisitions.

The Company intends to expand its domestic audio, video and data teleconferencing operations by establishing or acquiring additional audio bridges, video multipoint control units (MCUs) and sales offices in selected cities in North America, Europe and Asia. These plans, as and when fulfilled, will permit the Company to improve services to existing multinational customers, secure larger numbers of new customers, and reduce operation costs per conference as the volume of conferences handled by each bridge or MCU grows.

BACKGROUND
Early forms of telephone conference calls depended on the skills of a telephone company operator and manually operated equipment. In the 1980s, the availability of reliable teleconferencing equipment prompted the growth of independent teleconferencing providers. The U.S. federal court decision which resulted in the breakup of AT&T, separated telephone carriers into interexchange carriers ("IECs"), such as AT&T, and local exchange carriers ("LECs"), such as US West. The LECs were initially prohibited from providing audio teleconferencing, except in limited areas.

Since the early 1980s, awareness and acceptance of teleconferencing and innovations in audio, data, and video communications have resulted in a significant increase in the use of teleconferencing. Audio conferencing equipment now accommodates full-duplex transmission (simultaneous transmission and reception), eliminating "clipping" of words among participants during conversation. The equipment is also able to clarify and equalize sound volume among participants. New equipment accommodates dial-in and dial-out connections so that participants may participate either by awaiting a call from the operator or by placing a call to the service center. The equipment also permits digital recording, polling and expanded capacity for larger conferences.

Advances in office equipment technology and changes in workstyles have contributed to the increased use of teleconferencing. Decentralized and networked management information systems have also empowered workers at all levels with faster access to data.

Teleconferencing provides a vehicle for bringing decision makers together more frequently, at lower cost, and with fewer scheduling conflicts than is possible for face-to-face meetings. While not replacing physical meetings, many organizations looking for increased productivity use teleconferencing as a convenient, lower-cost alternative for sales, operations, financial review, training programs, marketing presentations, press conferences, workshops, seminars, and Board or other meetings.

Increased competition among various telephone carriers has also improved the quality and availability of basic telephone service. A number of relatively small companies have created a market niche for teleconferencing services in the United States and the United Kingdom, notwithstanding the size and financial strength of major telecommunications companies. Teleconferencing is available in continental Europe and Asia, but, in the Company's view, it is not widely used and holds the potential for rapid growth.

PRODUCTS AND SERVICES
The Company offers a broad range of services and products, primarily to corporate business clients and institutions. Revenues are earned by charging clients a fee per minute plus charges related to transmission costs.

In addition to basic conference call services, the Company offers a range of enhanced services that allow customers to specify a particular feature for a conference. For example, the Company will place reminder calls, conduct electronic polling, record the conference and make it available for dial-in access and digital playback to persons who were unable to participate. For high-volume customers who prefer to own their own equipment, the Company provides services for the purchase, installation, and operation of the bridge and also contracts to operate the bridge for the customer. The Company is an authorized distributor of desktop conference telephones that provide enhanced sound quality, and sells such conference telephones to its customers.

The Company has devised and implemented a quality management program to track the results of internal operations, assess service quality, and measure customer satisfaction. The Company offers its services over fully digital bridges, and has increased and upgraded capacity commensurate with growth.

The Company extends credit to all its major customers. Infrequent users of audio teleconferencing bill their calls to a major credit card. Other customers are granted credit based upon individual creditworthiness. The Company obtains volume discounts on long-distance transmission from long-distance telephone companies, and re-markets that service to its customers.

Video teleconferencing has grown substantially since its first introduction in the 1980s. The earliest applications involved expensive systems in dedicated locations used primarily for large group conferences. The market has evolved with the development of "roll about" systems for use by a small group of two to eight individuals. More recently available are relatively inexpensive desktop systems. Virtually all manufacturers of these systems use the H.320 standard for compression/decompression of video signals in conjunction with personal computers.

MARKETING
The Company has adopted a strategy of developing and providing reliable, high quality services to create and maintain strong relationships with its clients and to foster client loyalty that results in repeat usage. The Company markets its teleconferencing services directly through its own employees, through commissioned sales representatives, and through a commission-based referral arrangement with certain long-distance carriers.

The principal source of business is repeat business from current customers. The Company employs sales personnel in its Denver, London, Amsterdam, Paris and Sydney offices. The Company also attends trade shows and places limited advertising in trade publications.

SUPPLIERS
The Company is not dependent on any single carrier or supplier for any of the services or products the Company sells. The Company has negotiated volume discounts with its primary carriers, and believes it could negotiate similar arrangements at similarly competitive prices with one or more other carriers should its current carriers be unable to continue to provide service at competitive prices. The equipment purchased by the Company for use in its operations is also available from a variety of suppliers, some of which compete in the teleconferencing services business.

COMPETITION
The Company believes the principal competitive factors in the teleconferencing market are reputation, service quality, reliability, price and name recognition. The location of equipment can also be a competitive factor as a local bridge or MCU can reduce transmission charges for teleconference participants. A local sales office makes local marketing more personal and effective. The Company offers price-competitive services as well as enhanced services at higher pricing.

To the extent that smaller, more innovative service companies are creating a new niche market, this industry can be viewed as significant and emerging. To the extent that carriers such as AT&T, British Telecom, MCI, and Sprint provide these services, the market can be viewed as part of the telecommunications industry. Competition, therefore, is on two levels: with carriers as part of a broad base of communication service and with relatively new and smaller enterprises catering specifically to the teleconferencing application. Despite the size and name recognition of the long-distance companies, the Company believes its primary competition comes from smaller teleconferencing services companies similar to itself.

The IECs and the LECs have had both positive and adverse effects on the Company's business. Through sizable advertising budgets and marketing resources, the telephone utilities have stimulated the market for teleconferencing, thereby providing smaller companies with a large market. Although the IECs' large long-distance line capacity enables the IECs to generally offer a price advantage to high-volume customers, higher prices are generally charged by the IECs to smaller and medium volume customers. This creates a pricing niche that enables the Company and others to compete for the teleconferencing business of medium and smaller volume customers.

Additional competition will also develop from more sophisticated telephone sets, PBX systems, or customer-owned bridges. Currently, most business desk telephones can conference three lines. PBX systems are able to conference several calls in addition to those connected on a handset, and technology is available to enhance PBX capability up to six calls. PBX-handled conference calls typically have poor sound quality, as the addition of each line weakens the overall sound volume.

INTELLECTUAL PROPERTY
The Company seeks to protect its proprietary information and business practices as trade secrets. The Company's United Kingdom subsidiary has a British trademark for "CONFERCALL" and the Company owns British trademarks for "ACT" and "ACTIONCALL" which it licenses to said subsidiary. "ACT Teleconferencing" is trademarked in the Benelux countries. "ACT" is not trademarked in the United States since a wide variety of companies use "ACT" in their corporate name or advertising; however, the Company believes it is the only enterprise currently using "ACT" in the teleconferencing industry. Nevertheless, the use of "ACT" by a variety of other enterprises makes trademark protection or the defense thereof prohibitively expensive. The Company has developed customized copyrighted software, which it considers proprietary, for service and quality control functions, and has also developed technical know-how with respect to the operation of telecommunications equipment. The Company requires each of its employees to execute a nondisclosure agreement for the protection of the Company's confidential information. There can, however, be no assurance that the Company will be able to protect its proprietary information, business practices, or trademarks from use by competitors, or that the Company would be successful in any litigation it might bring to protect its proprietary information, business practices, or trademarks. The Company holds no patents.

REGULATION
Government regulation or licensing currently has no material impact on the delivery of teleconferencing services in the United States, the United Kingdom, in Europe, or in Australia, where the Company now conducts its business, or in other countries of the Pacific rim where the Company may consider future expansion.

EMPLOYEES
As of December 31, 1997, the Company had 150 employees: 72 in North American operations; 65 at its subsidiary in London, England; 5 employees at its Netherlands subsidiary, 6 at its Sydney, Australia subsidiary and 2 at its Paris, France operation. Of the 150 total worldwide employees, 81 are in teleconferencing operations, 34 are in sales and marketing, and 35 are in management and administration.


ITEM 2.        FACILITIES
               ----------

The Company currently leases office and operations space at its locations in Denver, New Jersey, London, Amsterdam, Brussels, Sydney, and Paris. All operations are in quality office locations either in a major downtown area or close to the city center. These leases all expire or are renegotiable over the next five years. Forward lease commitments are not significant in relocation to total ongoing operating expenses and all lease costs are in line with generally available market rentals.

ITEM 3.        LEGAL PROCEEDINGS
               -----------------

The Company is not involved in any material legal proceedings.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
               ---------------------------------------------------

During the fourth quarter of its fiscal year ended December 31, 1997, the Company did not submit any matter to a vote of security holders.

                                    PART II

ITEM 5.        MARKET FOR REGISTRANTS' COMMON EQUITY AND RELATED STOCKHOLDER
               -------------------------------------------------------------
               MATTERS
               -------

The Company's common shares have been traded on the Nasdaq SmallCap Market under the symbol ACTT since March 11, 1996. For the period from January 2, 1997 through December 31, 1997 the high and low closing sales prices for the Company's Common Stock for each quarter as reported by NASDAQ were:

--------------------------------------------------------------------------------------------
1997                         Common Stock (ACTT)                    WARRANTS (ACTTW)
--------------------------------------------------------------------------------------------
                                 High                Low                High           Low
--------------------------------------------------------------------------------------------
First Quarter                   $ 5.00               $2.88              $ .75          $ .25
Second Quarter                  $ 7.50               $4.99              $2.25          $ .75
Third Quarter                   $13.05               $8.25              $7.31          $2.88
Fourth Quarter                  $ 9.13               $4.50              $4.06          $ .88
--------------------------------------------------------------------------------------------

As of December 31, 1997 the Company's share price was $6.125.

--------------------------------------------------------------------------------------------
1996                         Common Stock (ACTT)                    WARRANTS (ACTTW)
--------------------------------------------------------------------------------------------
                                 High                Low                High            Low
--------------------------------------------------------------------------------------------
First Quarter1                       -                   -                  -              -
Second Quarter                   $3.63               $2.63              $0.88          $0.38
Third Quarter                    $3.63               $2.75              $0.88          $0.50
Fourth Quarter                   $3.75               $2.13              $0.55          $0.25
--------------------------------------------------------------------------------------------

   /1/Common stock and warrants traded as a unit (ACTTU) during the period commencing March 11, 1996 until April 17, 1996. During this period, the unit traded at a high of $4.25 and a low of $3.13.

Stockholders.  As of December 31, 1997 the Company had approximately 110 common
------------
stockholders of record and an estimated 250 additional beneficial holders whose stock was held in street name by brokerage houses for a total of 360 stockholders.

Warrant holders. There were approximately 200 warrant holders as of December 31,
---------------
1997.

Dividends.  The Company has never paid any dividends on its common stock and
---------
expects for the foreseeable future to retain all of its earnings from operations for use in expanding and developing its business. Any future decision as to the payment of dividends will be at the discretion of the Company's Board of Directors and will depend upon the company's earnings, financial position, capital requirements, plans for expansion and such other factors as the Board of Directors deems relevant.


ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          ---------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

OVERVIEW
The Company completed another strong year in terms of both revenue growth and geographic market expansion. Revenues grew by 65%, reflecting growth in the market as well as additional market share gains made by the Company. Revenues in the United States grew by 67% while United Kingdom revenues grew by 69%. Audio conferencing revenues in developing operations (Netherlands and Australia) grew by over 230%.

Development expenses incurred with the entry into the European (French, Belgian and Dutch) and Australian markets as well as the company's new video operation amounted to approximately $1.4 million and include significant corporate resources devoted to the development of these new operating units. The Amsterdam (Netherlands) operation, which was commenced in 1995, achieved break-even monthly operating results during the last half of 1997.

The Company's policy with regard to international expansion is to enter countries with developed infrastructures where there is an expectation for eventual rapid and high growth in demand for audio, video and data teleconferencing services. The Company will also continue to develop its United States and United Kingdom operations, which are large and competitive markets.

The global videoconferencing market continued to achieve substantial real growth annually both in the USA and internationally. The Company plans to enter the video bridging services market internationally and has also expanded its product line by offering a broader range of branded video conferencing equipment which includes Picturetel, Tandberg and RSI in its product range. In November 1997, ACT signed a distributor/reseller agreement with Tandberg of Norway. Tandberg is one of the world's largest suppliers of video conferencing systems and has sales and service support in over 50 countries. In March 1997, agreement was reached in the United States with AT&T to co-market the Company's range of videoconferencing systems. Implementation of this agreement, although now modified and expanded by the arrangement with Tandberg, is expected to take full effect in 1998.

The Company also completed the acquisition of Multimedia and Teleconferencing Solutions (MaTS), located in the United Kingdom, which will extend video conferencing systems representation into Europe, the Middle East and Africa. MaTS is an accredited reseller of PictureTel, Sony and RSI and will also market Tandberg in Europe when appropriate.

COMPONENTS OF REVENUE AND EXPENSE
The Company derives revenues principally from fees charged to clients for teleconference "bridging" services which connect multiple parties to a conference call, from fees for enhanced services, and from re-billing transmission charges. The costs of teleconferencing services consist of transmission, depreciation on equipment, salaries, benefits and expenses of reservationists and conference coordinators. Selling, marketing, general, and administrative expenses consist of salaries, benefits, and office expenses of the Company's administrative, marketing, and sales organizations.

The company's policy is to achieve balanced revenue growth and avoid unnecessary concentrations of revenue or risk. Notwithstanding the above and due to the ratio of the growth achieved in teleconferencing, the Company is to some extent economically dependent upon certain major customers.

Due to higher levels of volume and associated rebates, the contribution by large customers to operating profit is not as significant. However, should the Company lose business from any one of its top five customers for any particular reason, the Company would, out of necessity, scale back its growth plans until a more stable and balanced volume had been regained.

RESULTS OF OPERATIONS

FISCAL YEAR ENDED DECEMBER 31, 1997, COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 1996

Net Revenues. Net revenues increased 65 percent to $10.2 million for the year ended December 31, 1997, compared to $6.2 million for 1996. As in 1996, revenue growth during the year ended December 31, 1997, resulted from increased continuing service business to established customers and increased revenues from higher priced enhanced services as well as from sales to new customers. During the year ended December 31, 1997, United States audio conferencing operations accounted for 45 percent of net revenues, compared to 44 percent for 1996. United States net audio conferencing revenues for the year ended December 31, 1997, increased by 67 percent over net revenues for the prior year. International net revenues for the year ended December 31, 1997, increased by 76 percent over international net revenues for the comparable prior period in 1996 and presently make up 55% of total revenues compared to 56% in the previous year.

Cost of Teleconferencing Services. Cost of teleconferencing services increased 31 percent to $4.7 million for the year ended December 31, 1997, compared to $3.6 million for the prior year, reflecting mainly volume increases in sales of teleconferencing services. Cost of teleconferencing services represented 46 percent of net revenues for the year ended December 31, 1997, compared to 58 percent of net revenues for 1996. Gross margin percentage (net revenues less costs of conferencing services divided by net revenues) for the year ended December 31, 1997, was 54 percent, versus 42 percent during the prior year. Future increases in gross margin can be sustained to some degree as the Company adds new locations, increases capacity and improves recovery over its fixed and semi-fixed costs.

Marketing, General and Administrative. Marketing, general, and administrative expenses for the year ended December 31, 1997 were $5.4 million, or 54% of revenue, compared to $3.5 million or 57% of revenue for 1996. The 53% increase in such expenses, reflects the additional investment in established operations as well as in the start up of the Company's new business units in Europe and Australia and the entry into videoconferencing. With the exception of new international locations, these costs are more fixed than variable. It is therefore expected that they will, in future years, show a lower growth rate and comprise a lower percentage of sales as the Company's net revenue grows.

Income (Loss) Before Taxes and Minority Interest. Profit before taxes and minority interest increased by $1,021,876 to $98,227 for the year ended December 31, 1997, compared to a loss before taxes and minority interest of $923,649 for 1996. Profit before taxes and minority interest for the year ended December 31, 1997 includes the costs of approximately $1.4 million from the ongoing development of European, Australian and videoconferencing operations.

Taxes on Income. Taxes on income increased to $332,566 for the year ended December 31, 1997, compared to $164,591 for 1996, primarily due to increased income earned by the Company's 60% majority-owned United Kingdom subsidiary. The Company paid no United States, Netherlands or Australia income taxes due to carry-forward losses incurred in these operations and has tax loss carry-forwards of approximately $2.5 million.

Minority Interest. Minority interest increased by 69% to $202,469 for the year ended December 31, 1997, compared to $119,867 for the comparable prior period in 1996, due mainly to increased income earned by the Company's 60% majority-owned United Kingdom subsidiary.

Net Loss for the Year. Net loss for the year was reduced by $771,299 to a loss of $436,803 mainly due to the revenue growth, gross margin and productivity improvement achievements described above.

KEY RATIOS AND STATISTICS
Established operations are defined as "over 3 years old." New operations are defined as "under 3 years old."

Revenues - $000                                    1997            1996         % Change
---------------                              ----------------  ------------  --------------
Established operations
  United States, United Kingdom                       $ 9,731        $5,793              68

New operations and products
  Netherlands, Australia, Belgium, France,
   Video and Internet                                     503           427              18
                                           ------------------------------------------------
Total revenues                                        $10,234        $6,220              65
                                           ================================================

Profit before taxes - $000                          1997              1996          % Change
--------------------------                   ------------------  --------------  ---------------
Established operations                                 $ 1,490         $   305              389
  United States, United Kingdom
New operations and products
  Netherlands, Australia, Belgium, France,
   Video and Internet                                   (1,392)         (1,229)             (13)
                                             ---------------------------------------------------
Total profit before tax                                     98            (924)       N/M
                                             ===================================================


Return on sales (PBT divided by total                     1997            1996        Change
 sales)%                                               -------         -------   --------------
--------
Established operations                                    14.6             4.9            + 9.7
New operations  (combined)                               (13.6)          (19.8)           + 6.2
                                           ----------------------------------------------------
Net return on sales                                        1.0           (14.9)           +15.9
                                           ====================================================

N/M  not meaningful

COST AS A PERCENTAGE OF SALES
The following table outlines certain items in the Company's income statement as a percentage of sales for each of the last two years:

                                                   YEARS ENDED DECEMBER 31
                                                     1997            1996           Change
---------------------------------------------------------------------------------------------
Sales                                                     100%            100%              -
Cost of teleconferencing services                       (46.2)          (58.0)          +11.8
                                              -----------------------------------------------
Gross profit                                             53.8            42.0           +11.8
Selling, general and administrative expenses            (39.3)          (37.1)           (2.2)
                                              -----------------------------------------------
Operating income before development costs                14.5             4.9            +9.6
Net development costs                                   (13.6)          (19.8)           +6.2
                                              -----------------------------------------------
Net income before provision for taxes and
minority interest                                         0.9           (14.9)          +15.8
Minority interest and income taxes                       (5.2)           (4.6)           (0.6)
                                              -----------------------------------------------
Net income (loss)                                        (4.3)          (19.5)          +15.2
                                              ===============================================

RECONCILIATION OF GROSS EBITDA (EARNINGS BEFORE INTEREST, TAXES, DEPRECIATION, AMORTIZATION, MINORITY INTEREST) BEFORE AND AFTER DEVELOPMENT COSTS IS AS
FOLLOWS:

$000                                                     1997            1996      CHANGE
                                                       ------          ------   -------------
Net income (loss) for the year                           (437)         (1,208)            771
Add interest                                               99              36              63
   taxes                                                  333             164             169
   depreciation and amortization                          376             327              49
   development costs                                    1,392           1,230             162
   minority interest                                      203             120              83
                                              -----------------------------------------------
EBITDA before development costs                         1,966             669           1,297
  (deduct development costs)                           (1,392)         (1,229)           (163)
                                              -----------------------------------------------
EBITDA after development costs                            574            (560)          1,134
                                                       ======          ======           =====

EBITDA to total sales % (before development costs)    19.2               10.8             8.4
EBITDA to total sales % (after development costs)      5.6               (9.0)           14.6

The Company regards EBITDA (before and after development) expenses as an important indicator of progress in established operations. EBITDA from established operations grew by over 190% ($1.2 million) reflecting the improvement in profitability as well as increased interest, depreciation, amortization, minority and development charges. However, EBITDA should not be considered in isolation to, or be construed as having greater significance than, other indicators of the Company's performance.


CASHFLOW, LIQUIDITY AND CAPITAL RESOURCES
During the year ended December 31, 1997, net cash and cash equivalents on hand decreased by $170,308. At December 31, 1997, the Company had cash and cash equivalents of $451,434 compared to $621,742 in 1996. Although operating cashflow increased by $957,115 significant cash was required to fund the companies growth in working capital.

The Company also invested a total of $1,596,135 in additional telecommunications equipment, software and office equipment, principally in telecommunications systems that provide new technology and capacity for the United States, the United Kingdom, continental Europe and Australia. The Company's total cash requirements were funded using a mix of equity financing (via conversion of certain share warrants) and certain lease and debt financing.

The Company has further plans to expand its capacity, open new operations in new international locations, and develop its videoconferencing business. The Company has a conservative policy towards establishing the appropriate mix of debt and equity finance. Expansion plans will continue to be financed using an appropriate mix of internally generated cash from operations, lease financing for capital equipment and the expected conversion of certain share warrants expiring in March, 1999. This conversion, when completed, is expected to raise additional proceeds of approximately $4 million.

If the warrant conversion is not completed, the Company will defer certain of its expansion plans and examine alternative forms of debt or equity financing. The Company believes that, given the present rate of sales and profit growth, it has access to sufficient cash resources to meet its growth needs for future years.

YEAR 2000 CONVERSION
In May 1998, the Company will commence a project to identify, evaluate and implement changes to computer systems and applications necessary to ensure an orderly year 2000 date conversion. The Company will also be communicating with suppliers, financial institutions and others with which it conducts business to coordinate year 2000 conversions. The total cost of compliance and its effect on the Company's future results of operations will be determined as a part of this project. Based on initial review, the total cost is not expected to have a material effect on the Company's results of operation or financial statements. There can be no assurance that the systems of other companies on which the Company may rely will be properly converted before year 2000 or that failure to convert by another company would not have an adverse effect on the Company's systems or financial position.

ITEM 7.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
             -------------------------------------------


                                   CONTENTS

Report of Independent Auditors...................     20
Consolidated Balance Sheets......................     21
Consolidated Statements of Operations............     22
Consolidated Statements of Shareholders' Equity..     23
Consolidated Statements of Cash Flows............     24
Notes to Consolidated Financial Statements.......  25-35


                         Report of Independent Auditors



The Board of Directors and Shareholders
ACT Teleconferencing, Inc.

We have audited the accompanying consolidated balance sheets of ACT Teleconferencing, Inc. as of December 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ACT
Teleconferencing, Inc. at December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.



                                                   ERNST & YOUNG LLP

Denver, Colorado
February 20, 1998

                           ACT Teleconferencing, Inc.

                          Consolidated Balance Sheets

                                                                          DECEMBER 31,
                                                                   1997                 1996
                                                          -----------------------------------------
Assets
 Cash and cash equivalents                                         $   451,434           $  621,742
 Accounts receivable (net of allowances for doubtful                 2,885,125            1,356,471
  accounts of $18,992 and $255,494 for 1997 and 1996,
  respectively)
 Prepaid expenses and other                                            203,673               55,994
 Inventory                                                             136,116              125,850
  Available for sale marketable securities                              50,000               50,000
                                                          -----------------------------------------
TOTAL CURRENT ASSETS                                                 3,726,348            2,210,057

 Telecommunications equipment                                        2,651,395            1,664,697
 Office equipment                                                    1,910,606              702,019
 Less: accumulated depreciation                                     (1,094,938)            (736,556)
                                                          -----------------------------------------
TOTAL EQUIPMENTNET                                                   3,467,063            1,630,160

Goodwill                                                               736,300              245,052
                                                          -----------------------------------------
TOTAL ASSETS                                                       $ 7,929,711           $4,085,269
                                                          =========================================

LIABILITIES
 Notes payable                                                     $   540,014           $    74,784
 Accounts payable                                                    1,349,337               764,520
 Accrued liabilities                                                   777,526               339,299
 Current portion of long term debt                                     253,251               177,312
 Income taxes payable                                                  293,238               156,991
                                                          ------------------------------------------
TOTAL CURRENT LIABILITIES                                            3,213,366             1,512,906

Long-term debt                                                         613,714               395,960
Deferred income taxes                                                  117,454                41,042
Minority interest                                                      607,244               367,404

Shareholders' equity:
Preferred stock, no par value, 1,000,000 shares
 authorized - none issued
Common stock, no par value, 10,000,000 shares authorized
 3,612,758 and 2,939,930 shares issued and outstanding in
  1997 and 1996, respectively                                        6,158,584             4,022,671

Accumulated deficit                                                 (2,729,069)           (2,292,261)
Currency translation adjustment                                        (51,582)               37,547
                                                          ------------------------------------------
TOTAL SHAREHOLDERS' EQUITY                                           3,377,933             1,767,957
                                                          ------------------------------------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                         $ 7,929,711           $ 4,085,269
                                                          ==========================================

See notes to consolidated financial statements.

                           ACT Teleconferencing, Inc.

                     Consolidated Statements of Operations



                                                                 YEAR ENDED DECEMBER 31,
                                                                 1997               1996
                                                         -------------------------------------

Net revenues                                                    $10,234,403        $ 6,219,946

Costs and expenses:
 Cost of teleconferencing services                                4,727,236          3,604,729
 Marketing, general and administration                            5,408,940          3,538,866

Total costs and expenses                                         10,136,176          7,143,595

Income (loss) before income taxes and minority interest
                                                                     98,227           (923,649)

Income taxes                                                       (332,566)          (164,591)
Minority interest in earnings of consolidated subsidiary           (202,469)          (119,867)
                                                         -------------------------------------

Net (loss)                                                      $  (436,808)       $(1,208,107)
                                                         =====================================



(Loss) per common share                                              $(0.14)            $(0.41)
                                                         =====================================



Weighted average shares outstanding                               3,204,747          2,911,187


See notes to consolidated financial statements.

                           ACT Teleconferencing, Inc.

                Consolidated Statements of Shareholders' Equity


                                             Common Stock
                                  -------------------------------
                                                                                        Currency
                                                                      Accumulated      Translation
                                        Shares          Amount          Deficit        Adjustment          Total
                                  ----------------------------------------------------------------------------------
Balance at December 31, 1995            2,318,000      $2,157,940      $(1,084,154)  $                   $ 1,073,786

Shares issued for cash                    712,497       1,987,531                                          1,987,531

Expiration of put issued in
 connection with prior year
 acquisition                                              125,000                                            125,000

Reduction of purchase price
 related to acquisition                  (100,000)       (250,000)                                          (250,000)

Cashless exercise of employee
stock options                               8,333

Exercise of employee stock options          1,100           2,200                                              2,200

Currency translation adjustment                                                              37,547           37,547

Net (Loss)                                                              (1,208,107)                       (1,208,107)
                                  ----------------------------------------------------------------------------------
Balance December 31, 1996               2,939,930       4,022,671       (2,292,261)          37,547        1,767,957

Exercise of employee stock options         43,500          52,000                                             52,000

Exercise of 1994 private
 placement warrants                       514,950       1,520,834                                          1,520,834


Issuance of shares as fee to
 warrant placement agent                   33,000         115,500                                            115,500


Shares issued in connection with
 the acquisition of MaTS Ltd.              81,378         447,579                                            447,579


Currency translation adjustment                                                             (89,129)         (89,129)

Net (Loss)                                                                (436,808)                         (436,808)
                                  ----------------------------------------------------------------------------------
Balance December 31, 1997               3,612,758      $6,158,584      $(2,729,069)        $(51,852)     $ 3,377,933
                                  ==================================================================================

See notes to consolidated financial statements.

                           ACT Teleconferencing, Inc.

                     Consolidated Statements of Cash Flows


                                                                    YEAR ENDED DECEMBER 31
                                                                   1997                  1996
                                                         ------------------------------------------

OPERATING ACTIVITIES
Net (loss)                                                          $  (436,808)        $(1,208,107)
Adjustments to reconcile net income to
 net cash used for operating activities:
  Depreciation                                                          358,382             288,670
  Amortization of goodwill                                               18,054              38,463
      Deferred income tax                                                76,416              22,491
  Minority interest                                                     202,469             119,867
                                                         ------------------------------------------
Cashflows before changes in operating assets and                        218,513            (738,616)
 liabilities
Changes in operating assets and liabilities (Net of
 effect of business combinations):
  Accounts receivable                                                (1,310,000)           (676,021)
  Inventory                                                              73,276             (14,376)
  Prepaid expenses and other assets                                    (124,612)            (25,774)
  Accounts payable                                                      424,460             162,867
  Accrued liabilities                                                   356,356             175,214
                                                         ------------------------------------------
Net cash used for operating activities                                 (362,007)         (1,116,706)

INVESTING ACTIVITIES
Property and equipment purchases                                     (1,618,359)           (759,337)
Short Term Notes                                                        (26,739)
Investment in marketable security                                                           (50,000)
Cash paid for MaTS acquisition net of cash acquired                    (101,257)
                                                         ==========================================
Net cash used for investing activities                               (1,746,355)           (809,337)

FINANCING ACTIVITIES
Net proceeds from issuance (repayment) of debt                          258,985             142,840
Net proceeds from issuance of common stock                            1,688,334           2,115,473
                                                         ------------------------------------------
Net cash provided by financing activities                             1,947,319           2,258,313

Effect of exchange rate changes on cash                                  (9,265)              1,127
                                                         ------------------------------------------

Net (decrease) increase in cash and cash equivalents                   (170,308)            333,397

Cash and cash equivalents, beginning of year                            621,742             288,345
                                                         ------------------------------------------
Cash and cash equivalents, end of year                              $   451,434         $   621,742
                                                         ==========================================

See notes to consolidated financial statements.

SUPPLEMENTAL CASH FLOW INFORMATION AND NON CASH INVESTING AND FINANCING
ACTIVITIES

                                                                                       1997     1996
Capital asset and lease additions                                                     432,127  208,805

                           ACT Teleconferencing, Inc.

                   Notes to Consolidated Financial Statements

                           December 31, 1997 and 1996


1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

BUSINESS
ACT Teleconferencing, Inc. (the Company) is engaged in the business of providing high quality audio, video and data conferencing products and services to business clients. The Company operates principally in the United States, the United Kingdom, the Netherlands, Belgium, and Australia, and France.

PRINCIPLES OF CONSOLIDATION
The consolidated financial statements include the accounts of ACT Teleconferencing, Inc., its wholly-owned domestic subsidiaries ACT Teleconferencing Services, Inc., ACT VideoConferencing, Inc., ACT Research, Inc., its 60% owned United Kingdom subsidiary, ACT Teleconferencing, Limited, its 100% owned Dutch subsidiary, ACT Teleconferencing, B.V., and its 80% owned Australian subsidiary, ACT Teleconferencing, (Pty) Limited. The Company has accounted for its 80% acquisition of Multimedia and Teleconferencing Solutions, Limited (MaTS) as of December 31, 1997 and no results of operations are consolidated for 1997. All material inter-company transactions and balances have been eliminated.

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

AVAILABLE FOR SALE MARKETABLE SECURITIES
The fair value of the Company's marketable securities at December 31, 1997 approximates the carrying value. The fair value was determined using market quotes.

EQUIPMENT AND DEPRECIATION
Equipment is stated at cost. Depreciation is calculated on a straight-line basis over the estimated useful lives of five years for furniture and five or ten years for equipment. Depreciation expense includes capital lease amortization charges.

GOODWILL
Goodwill represents the excess of purchase price over tangible assets acquired less liabilities assumed arising from acquisitions and is being amortized on a straight-line basis over the estimated useful life of fifteen (15) years.

Goodwill is reviewed for impairment when events indicate that the carrying amount may not be recoverable. If such events are noted, the Company estimates the future free cash flows to be generated by the business associated with those assets. In the event that the sum of the cash flows is less than the carrying amount of those assets, the assets would be written down to fair value, which is normally measured by discounting the estimated future cash flows.

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

LOSS PER COMMON SHARE
In 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share." Statement No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. As all of the Company's common stock equivalents are anti-dilutive, only basic earnings per share is presented in the Consolidated Statements of Operations.

For 1997 and 1996, net loss per common share was computed based on the weighted average number of common shares outstanding.

ADVERTISING COSTS
The company expenses advertising costs as incurred. Total advertising expenses were $151,941 and $185,519 for the years ended December 31, 1997 and 1996, respectively.

RECENTLY ISSUED ACCOUNTING STANDARDS
On June 30, 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." This statement requires companies to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position, and is effective for the Company's fiscal year ending December 31, 1998. Management intends to comply with the disclosure requirements of this statement.

On June 30, 1997, the FASB issued SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information." This statement establishes additional standards for segment reporting in the financial statements and is effective for the Company's fiscal year ending December 31, 1998. Management intends to comply with the disclosure requirements of this statement and does not anticipate a material impact on the results of operations of each segment.

RECLASSIFICATIONS
Certain reclassifications of the 1996 balances have been made in order to conform to the 1997 presentation.

2. LONG AND SHORT TERM DEBT (INCLUDING CAPITALIZED LEASES)

SHORT TERM LINE OF CREDIT
The Company has a line of credit secured by the accounts receivable of its United States operations (namely ACT Teleconferencing Services, Inc.) bearing interest at 0.5% over prime rate (9% at December 31, 1997). This line of credit contains certain covenants which include the maintenance of certain financial ratios. The Company is in compliance with these ratios and covenants. The line of credit has a borrowing base restricted to qualified accounts receivable up to $500,000. As of December 31, 1997, the outstanding balance under this line of credit was $455,677.

At December 31, 1997, the Company had a short term note payable to a telecommunications vendor for $77,577, bearing interest at 10%. This note is collateralized by a second lien over the accounts receivable of ACT Teleconferencing Services and also by a corporate guarantee from ACT Teleconferencing, Inc. This note matures on April 30, 1998 and requires monthly interest and principal payments until that date.

SHORT TERM NOTE PAYABLE TO RELATED PARTIES
At December 31, 1997, the Company had a 6% note payable to the 20% minority shareholder in ACT Australia (Pty) Limited for $6,762. This loan is expected to be converted to a long term note payable.

                                                                         DECEMBER 31,
                                                                    1997               1996
                                                           ---------------------------------------
Long term debt is summarized as follows:

Bank note payable, 1.5% over prime, (9.75% at December,
 1996) due in monthly principal amounts of $834 plus
 interest, due August 31, 1999. The loan agreement
 contains certain covenants, the most restrictive of which
 includes maintenance of certain financial ratios and a
 defined borrowing base; additionally, the agreement
 limits payment of dividends and repurchase or retirement
 of the Company's stock.                                                   ----             25,814

Bank note payable, 10% (3.5% over bank's base rate at
 December 31, 1997) due in monthly installments of  $990
 plus interest, due December 31, 1998.                                 $ 21,790           $ 28,037

Bank note payable, 14.205%, due in quarterly installments
 of $20,424 plus interest, due August 31, 1999.
                                                                        136,158            228,867

Notes payable to vendors bearing interest at rates from
 16.125% to 18.102% due in monthly repayments of $3,413
 and due July and August, 2002. These notes are
 collateralized by certain bridging equipment held by ACT
 Teleconferencing Services, Inc.                                        133,044                  0

Capitalized leases, at interest rates from 5% to 14%, due
 at various periods through 2002.                                       321,568             119,340

Capitalized leases, at interest rates from 17% to 24%, due
 at various periods through 2002.                                       231,540             140,029

Capitalized lease, at 29%, due December, 1999.                           22,865              31,185
                                                           ----------------------------------------
Subtotal                                                                866,965             573,272
Less, current portion of long term debt                                (253,251)           (177,312)
                                                           ----------------------------------------
Long term debt including capitalized leases                           $ 613,714           $ 395,960
                                                           ========================================

Total interest paid on notes and capitalized leases for the year ended December 31, 1997 and 1996 amounted to $99,496 and $36,253 respectively.

3. COMMITMENTS  OPERATING AND CAPITALIZED LEASES

OPERATING LEASES
-----------------
The company leases office space in the United States, United Kingdom, the Netherlands, Australia and France. These leases expire November, 2002, September, 1998, June, 2000, December, 2000 and October, 1998, respectively. Total rent expense charged to operations was $301,316 and $229,141 for the years ended December 31, 1997 and 1996.

During 1997, the Company entered into several operating leases for computer and office equipment. Total rent expense charged under these leases was $51,715 for the year ended December 1997.

CAPITALIZED LEASES
------------------
The Company leases telecommunication equipment, office equipment, computers and furniture under long-term leases classified as capital leases. For several of these leases, the Company has the option to purchase the equipment for a nominal cost at the termination of the lease. The assets classified as capital leases are amortized over the shorter of the estimated useful life of the property or the lease term.

Amortization related to these assets is included in depreciation for financial reporting purposes.

The following property is secured under capital leases:

                                                                           DECEMBER 31,
                                                                    1997                 1996
                                                           -----------------------------------------
Telecommunications and office equipment, computers and
 furniture                                                           $ 797,310              $385,368

Less accumulated depreciation                                         (142,387)              (55,497)
                                                                     $ 654,928              $329,871
                                                            =========================================

The aggregate minimum annual rental commitments as of December 31, 1997 are as follows:

                                                                OPERATING             CAPITAL
                                                                  LEASES              LEASES
                                                           ----------------------------------------
1998                                                               $  648,717             $ 235,778
1999                                                                  479,092               216,735
2000                                                                  410,840               132,503
2001                                                                  275,742               115,641
2002 and thereafter                                                   250,017                55,964

Total minimum lease payments                                       $2,064,408             $ 756,621
                                                           ==================
Less amounts representing interest                                                         (180,648)
                                                                             ----------------------
Present value of net minimum capital
   leases payments                                                                        $ 575,973
                                                                             ======================

During 1997, the Company incurred capital lease obligations of $432,127 in connection with lease agreements to acquire equipment, as compared to $208,805 in 1996.

4. SHAREHOLDERS' EQUITY

INITIAL PUBLIC OFFERING  - COMMON STOCK AND WARRANTS
On March 5, 1996, the Company issued 712,497 units (common stock plus warrants) in an initial public offering raising cash proceeds (net of expenses) of $1,987,531.

Each of the above warrants entitles the holder to purchase one share of common stock during a three-year period commencing February 2, 1996 at an exercise price of $5.00 per share, subject to adjustment in certain events. The Company may at any time redeem the warrants at $.10 per warrant on 30 days written notice, provided that the average closing bid price per share of common stock has been at least 120% of the exercise price of the warrant (i.e., an average closing bid price of $6.00), for ten consecutive trading days prior to the notice of redemption. Holders of these warrants will forfeit all other rights upon such redemption except the right to receive the $.10 redemption price per warrant and the right to exercise the warrants during the 30 days following written notice.

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

WARRANT CONVERSION  1994, 1995 PRIVATE PLACEMENT AND CERTAIN IPO WARRANTS
In connection with loans obtained from private investors, during 1994, the Company had issued warrants to purchase 8,750 shares of the Company stock at $4.00 per share expiring December 31, 1998. During 1997, 3750 warrants were exercised and are included in the analysis below.

In connection with a 1995 private offering, the Company issued 435,700 warrants exercisable at $3.50 per share expiring August 31, 1997. The Company also issued 42,570 units of one share of common stock plus two additional warrants for conversion of the Company's stock exercisable at $3.25 per share. These warrants expired August 31, 1997.

During 1997 a total of 514,950 warrants (including 13,300 warrants arising from the initial public offering and 3,750 warrants from the 1994 private placement) were converted at an average price of $3.30 realizing gross proceeds of $1,698,375. In connection with these conversions, the Company incurred costs of $177,541 which were offset against the related proceeds for net proceeds of $1,520,834. As a warrant placement fee 33,000 shares at $3.50 were also issued to the warrant placement agent.

5. STOCK OPTION PLAN

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

The Company's 1991 Stock Option Plan authorized the grant of options to officers, key employees, and consultants for up to 400,000 shares of the Company's common stock. The Company has also granted options under the Stock Option Plan of 1996. The 1996 Stock Option Plan, has authorized the grant of an additional 400,000 options to officers, key employees, and consultants of the Company for a total of 800,000. Options granted under both Plans generally have 10 year terms and vest 25% each year following the date of grant.

Pro forma information regarding net income and earnings per share is required by Statement 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model. The following are weighted-average assumptions for 1996 and 1997, respectively: risk-free interest rates of 6.5% and 6.0%; a dividend yield of 0%; volatility factors of the expected market price of the Company's common stock of .60 and .80; and a weighted-average expected life of the option of 7 years.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows:

                                                          1997                         1996
                                                          ----                         ----
Pro forma net (loss)                                    $(714,230)                  $(1,279,660)
Pro forma (loss) per share                              $    (.22)                  $      (.44)

Because Statement 123 is applicable only to options granted subsequent to December 31, 1994, its pro forma effect will not be fully reflected until 1999.

A summary of the Company's stock option activity, and related information for the years ended December 31 follows:

                                                 1997                                  1996
                                                 ----                                  ----
                                                     Weighted-Avg.                        Weighted-Avg.
                                    Options         Exercise Price         Options       Exercise Price
                                 --------------  ---------------------  -------------    --------------
Outstanding-beginning of year          454,300                   $2.53       221,000                 $1.75
Granted                                325,100                    5.62       410,800                  2.98
Exercised                              (43,500)                   1.20       (26,100)                 2.00
Forfeited                               (5,500)                   2.00      (151,400)                 2.71
                               ---------------                        --------------

Outstanding-end of year                730,400                   $4.02       454,300                 $2.53
                                       =======                              ========

Exercisable at end of year             186,350                   $5.62       109,500                 $1.50

Weighted-average fair value of
 options granted during the                                      $3.74                               $1.93
 year

==========================================================================================================

Weighted average exercise prices for options outstanding as of December 31, 1997 were 151,500 shares at $2.12, 378,800 shares at $3.01, and 200,100 shares at
$5.75.


7. INCOME TAXES

The Company accounts for income taxes in conformity with FASB Statement No. 109, Accounting for Income Taxes ("Statement 109"). Under the provisions of Statement 109, a deferred tax liability or asset (net of valuation allowance) is provided in the financial statements by applying the provisions of applicable tax laws to measure the deferred tax consequences of temporary differences. This will result in net taxable or deductible amounts in future years as a result of events recognized in the financial statements in the current or preceding years.

Income tax expense and the related current and deferred tax liabilities for all periods presented relate solely to the Company's U.K. operations and therefore have no relation to the U.S. Statutory rates.

The provision for income taxes for the years ended December 31, is comprised of the following:

                                                                   1997              1996
                                                           -------------------------------------
Current                                                              $256,154           $142,100
Deferred                                                               76,412             22,491
                                                                     $332,566           $164,591
                                                           =====================================

(INCOME TAXES CONTINUED)
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of December 31 are as follows:

                                                                   1997                1996
                                                           --------------------------------------
Deferred Tax Liabilities-Domestic
 Tax depreciation in excess of book depreciation                    $(100,267)          $ (20,697)

Deferred Tax Assets-Domestic
  Net operating loss carry-forward                                    926,714             716,081
  Reserves for doubtful accounts                                        3,850              94,230
  Other                                                                12,381               9,951
                                                           --------------------------------------
                                                                      942,945             820,262

Valuation allowance for deferred tax assets                          (842,678)           (799,565)
                                                           --------------------------------------

Net deferred tax-Domestic                                           $       0           $       0
                                                           ======================================

Deferred Tax Liabilities-International
 Tax depreciation in excess of book depreciation                    $(117,454)          $ (41,042)

Deferred Tax Assets-International
  Net operating loss carry-forward                                    335,088             177,724
  Other                                                                 3,234               1,069

Valuation allowance for deferred tax assets                          (338,322)           (178,793)
                                                           --------------------------------------
Net deferred tax liability-International                            $(117,454)          $ (41,042)
                                                           ======================================

Taxes of $118,989 and $132,126 were paid during 1997 and 1996, respectively. The domestic net operating loss carry forwards of approximately $2,484,000 will begin to expire in the year 2005. The Company has not provided for any taxes on undistributed foreign earnings as the Company intends to permanently reinvest these earnings in the future growth of the business.


8. BUSINESS SEGMENT ANALYSIS

The Company owns a 60% interest in ACT Teleconferencing, Limited which operates in the United Kingdom; ACT Teleconferencing, B.V., a wholly owned subsidiary which operates in the Netherlands and Belgium; an 80% interest in ACT Australia
(Pty) Limited; and an 80% interest in Multimedia and Teleconferencing Solutions,
(MaTS) which operates in the United Kingdom.

Presented below is certain segment information regarding the Company's United States and international operations:

For the year ended December 31, 1997:

                                  INTERNATIONAL       UNITED STATES      UNITED STATES
                                   OPERATIONS           OPERATIONS         CORPORATE            TOTAL
Net revenues                          $5,527,846         $4,706,557  $                       $10,234,403

Income (loss) before income
 taxes and minority interest          $  526,531         $  175,624         $(603,928)       $    98,227

Net Income (Loss)                     $  (41,093)        $  175,624         $(571,339)       $  (436,808)

Total assets                          $4,483,424         $3,050,274         $ 396,013        $ 7,929,711


For the year ended December 31, 1996:

                                  INTERNATIONAL      UNITED STATES      United States
                                   OPERATIONS         OPERATIONS          Corporate            Total
Net revenues                          $3,157,515         $3,062,431   $                       $ 6,219,946

Income (loss) before income
taxes and minority interest           $  113,128         $ (703,644)         $(333,133)       $  (923,649)

Net income (loss)                     $  (51,463)        $  703,644)         $(453,000)       $(1,208,107)

Total assets                          $2,027,236         $1,658,682          $ 399,351        $ 4,085,269

One customer accounted for approximately 24% and 11% of consolidated revenues for the years ended December 31, 1997 and 1996, respectively.


9. MULTIMEDIA AND TELECONFERENCING SOLUTIONS, LIMITED ACQUISITION (MATS)

In December 1997 the Company acquired 80% of the outstanding shares of Multimedia and Teleconferencing Solutions, Limited, a United Kingdom corporation. The consideration paid for the acquisition was 81,378 shares of the Company's common stock at a price of $5.50 per share, and $155,474 in cash for a total consideration of $603,053. In addition to the consideration described above, the Company agreed to a deferred consideration of a further $540,000 to be issued in shares of common stock to the seller if the acquired business attains certain pre-tax revenue and profit targets. A reduced number of shares will be issued if the acquired company does not achieve the specified targets but achieves certain targets prorata. If such targets are achieved and the shares are issued, the value of the shares issued will increase both goodwill and shareholders' equity.

The acquisition was accounted for as a purchase as follows:

Consideration paid:
 Cash                                                                                     $155,474
 81,378 shares of common stock at $5.50                                                    447,579
 Acquisition costs                                                                          31,822
                                                                                       -----------
                                                                                          $634,875
                                                                                       ===========

Fair value of assets acquired:
 Fair value of equipment and other tangible assets                                        $125,575
 Goodwill                                                                                  509,300
                                                                                       -----------
                                                                                          $634,875
                                                                                       ===========

If this acquisition had occurred on January 1, 1997, consolidated revenues, net loss and loss per share would have been $12,278,940, $(222,031) and $(0.07), respectively.


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


11.  DEFINED CONTRIBUTION PLAN

The Company has a defined contribution 401(k) plan which allows eligible employees to contribute a percentage of their compensation and provides for certain discretionary employer matching contributions. For the years ended December 31, 1997 and 1996, the Company contributed 15,355.32 and 3,722.81, respectively.


ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ---------------------------------------------
     N/A

                                    PART III

ITEM 9.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
           --------------------------------------------------

        Incorporated by reference to the Company's Proxy Statement for Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 1997.


Item 10.    EXECUTIVE COMPENSATION
            -----------------------

        Incorporated by reference to the Company's Proxy Statement for Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 1997.


Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          --------------------------------------------------------------

        Incorporated by reference to the Company's Proxy Statement for Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 1997.


Item 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
            ----------------------------------------------

        Incorporated by reference to the Company's Proxy Statement for Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 1997.

ITEM 13.     EXHIBITS AND REPORTS ON FORM 8-K
             --------------------------------

Exhibit
 No.      Description
----------------------
3.1**     Restated Articles of Incorporation of the Company dated April 15, 1996
3.2**     Bylaws of the Company, amended as of April 15, 1996
4.1*      Form of specimen certificate for Common Stock of the Company
4.2*      Form of Unit Purchase Option to be issued by the Company to the
          Underwriter
4.3*      Impound Agreement
4.4*      Lock-up Letter Agreement
10.1* Stock Option Plan of 1991, as amended, authorizing 400,000 shares of Common Stock for issuance pursuant to the Plan
10.2*     Form of Stock Option Agreement
10.3*     Form of Common Stock Purchase Warrant
10.4*     Form of Placement Agent Warrant
10.5* Denver West Office Building Lease dated April 1, 1993, by and between Denver West Office Building No. 6 Venture and the Company, as amended
10.6* Leases for United Kingdom facilities (First floor of Howard House) dated September 29, 1993 and April 17, 1995, between Garfunkel & Wanderer Limited and Reichwald Brothers
10.7* Letter agreement dated May 31, 1995 with Worldcom regarding lease of Amsterdam facilities
10.8* Sublease Agreement with Integraf Corporation dated August 1995 for ACT VideoConferencing, Inc. premises
10.9* Term Loan Agreement dated August 11, 1994, between the Company and Norwest Bank, N.A., Boulder Colorado
10.10* Split Dollar Insurance Agreement dated March 1, 1990, between the Company and Gerald D. Van Eeckhout
10.11* Service Agreement dated April 10, 1992 between David Holden and ACT Teleconferencing Limited
10.14* Agreement between Company and Gerald D. Van Eeckhout limiting his compensation in 1996 and 1997
10.15* Memorandum dated December 22, 1995 from director Seifert amending Mr. Van Eeckhout's compensation
10.17*    Agreement to Exchange Stock between Apogee Robotics, Inc. and Company
10.18* Agreement between Company and Ronald J. Bach to borrow proceeds from sale of Apogee Robotics common stock
10.19**** Stock Option Plan of 1996
21*       Subsidiaries of the Company
23.1      Consent of Ernst & Young LLP
24.1 Power of Attorney of Ronald J. Bach, James F. Seifert, Donald Sturtevant and Carolyn R. Van Eeckhout
27.1      Financial Data Schedule

* Exhibit incorporated by reference to the Company's Registration Statement on Form SB-2, filed with the Securities and Exchange Commission on October 10, 1995, and amendments thereto. Exhibits incorporated by reference carry exhibit numbers identical to those in the Registration Statement.
** Incorporated by reference to the exhibit of the same number to the Company's Form 10-QSB for the Quarter ended March 31, 1996, File No. 0-27560.
*** Incorporated by reference to the exhibits to the Company's Form 8-K filed with the Securities and Exchange Commission on June 18, 1996, File No. 0-27560.
**** Incorporated by reference to the Company's Proxy Statement filed with the Securities and Exchange Commission on April 30, 1997, File No. 0-27560.

REPORTS ON FORM 8-K
          The Company filed no reports on Form 8-K during the last quarter of its fiscal year ended December 31, 1997.


                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              ACT TELECONFERENCING, INC.

Date:  ______________         By   /s/ Gerald D. Van Eeckhout
                                   -------------------------- ------------
                                   Gerald D. Van Eeckhout
                                   Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant, and in the capacities indicated on March 5, 1998.

Signature                                           Title
---------                                           -----

  /s/ Gerald D. Van Eeckhout          Chief Executive Officer and Director
----------------------------          (Principal Executive Officer)
Gerald D. Van Eeckhout

  /s/ Gavin Thomson                   Chief Financial Officer
----------------------------          (Principal Financial & Accounting Officer)
Gavin Thomson

  /s/ Ronald J. Bach                  Director
----------------------------
Ronald J. Bach

  /s/ James F. Seifert                Director
----------------------------
James F. Seifert

  /s/ Donald Sturtevant               Director
----------------------------
Donald Sturtevant

  /s/ Carolyn R. Van Eeckhout         Director
----------------------------
Carolyn R. Van Eeckhout

                               INDEX TO EXHIBITS

Exhibit No.      Description                                                                      Page
-----------      -----------                                                                      ----
3.1**            Restated Articles of Incorporation of the Company dated April 15, 1996           All exhibits filed
                                                                                                  electronically or
                                                                                                  incorporated by
                                                                                                  reference
3.2**            Bylaws of the Company, amended as of April 15, 1996
4.1*             Form of specimen certificate for Common Stock of the Company
4.2*             Form of Unit Purchase Option to be issued by the Company to the Underwriter
4.3*             Impound Agreement
4.4*             Lock-up Letter Agreement
10.1*            Stock Option Plan of 1991, as amended, authorizing 400,000 shares of Common
                 Stock for issuance pursuant to the Plan
10.2*            Form of Stock Option Agreement
10.3*            Form of Common Stock Purchase Warrant
10.4*            Form of Placement Agent Warrant
10.5*            Denver West Office Building Lease dated April 1, 1993, by and between Denver
                 West Office Building No. 6 Venture and the Company, as amended
10.6*            Leases for United Kingdom facilities (First floor of Howard House) dated
                 September 29, 1993 and April 17, 1995, between Garfunkel & Wanderer Limited and Reichwald Brothers Limited, Landlord, and ACT Teleconferencing Limited,
                 Tenant
10.7*            Letter agreement dated May 31, 1995 with Worldcom regarding lease of
                 Amsterdam facilities
10.8*            Sublease Agreement with Integraf Corporation dated August 1995 for ACT
                 VideoConferencing, Inc. premises
10.9*            Term Loan Agreement dated August 11, 1994, between the Company and Norwest
                 Bank, N.A., Boulder, Colorado
10.10*           Split Dollar Insurance Agreement dated March 1, 1990, between the Company and
                 Gerald D. Van Eeckhout
10.11*           Service Agreement dated April 10, 1992 between David Holden and ACT
                 Teleconferencing Limited
10.14*           Agreement between Company and Gerald D. Van Eeckhout limiting his compensation in 1996 and 1997
10.15*           Memorandum dated December 22, 1995 from director Seifert amending Mr. Van
                 Eeckhout's compensation
10.17*           Agreement to Exchange Stock between Apogee Robotics, Inc. and Company
10.18*           Agreement between Company and Ronald J. Bach to borrow proceeds from sale of
                 Apogee Robotics common stock
10.19****        Stock Option Plan of 1996
21*              Subsidiaries of the Company
23.1             Consent of Ernst & Young LLP
24.1             Power of Attorney of Ronald J. Bach, James F. Seifert, Donald Sturtevant and
                 Carolyn R. Van Eeckhout
27.1             Financial Data Schedule

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

**** Incorporated by reference to the Company's Proxy Statement filed with the Securities and Exchange Commission on April 30, 1997, File No. 0-27560.