Form 10QSB
period 1998-03-31
ACT TELECONFERENCING INC
filed 1998-05-15
CIK 918709

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                  FORM 10-QSB
(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 For the Quarterly Period Ended March 31, 1998
                                      or
[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 For the Transition Period From _____________ to ______________.

Commission file number  0-27560
                        -------

                          ACT Teleconferencing, Inc.
--------------------------------------------------------------------------------
          (Name of small business issuer as specified in its charter)


Colorado                                  84-1132665
-------------------------------           --------------------------------------
(State or other jurisdiction of           (IRS Employer Identification No.)
 incorporation or organization)


1658 Cole Blvd., Suite 130, Golden, Colorado         80401
--------------------------------------------------------------------------------
(Address of principle executive offices)             (Zip Code)

 (303) 235-9000                                      (303) 233-0895
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

As of April 30, 1998, 3,615,458 shares of the issuer's common stock were outstanding.








                        This report contains 13 pages.

                          ACT TELECONFERENCING, INC.

                                  FORM 10-QSB

                               Table of Contents

PART I.     Financial Information                                 Page No.

     Item 1.      Financial Statements                                   3
                  Consolidated Balance Sheets                            3
                  Consolidated Statements of Operations                  4
                  Consolidated Statements of Cash Flow                   5
                  Notes to Consolidated Financial Statements             6

     Item 2.      Management's Discussion and Analysis
                  of Financial Condition and Results of
                  Operations                                             7

PART II.    Other Information

     Item 6.      Exhibit Index                                         10
                  Reports on Form 8-K                                   10

SIGNATURES                                                              11


                        PART I -- FINANCIAL INFORMATION
                                  ---------------------

ITEM 1. FINANCIAL STATEMENTS

                          ACT Teleconferencing, Inc.
                          Consolidated Balance Sheets
                                  (Unaudited)

                                                                         MARCH 31,          DECEMBER 31, 1997
                                                                            1998
                                                                  --------------------------------------------
ASSETS
Current assets:
  Cash and cash equivalents                                               $ 2,439,674            $   451,434
  Accounts receivable (net of allowances for doubtful accounts              3,396,494              2,885,125
  of $25,238 and $18,992 for 1998 and 1997, respectively)
  Prepaid expenses                                                            438,786                203,673
  Inventory                                                                   374,377                136,116
 Available for sale marketable securities                                           -                 50,000
                                                                  --------------------------------------------
Total current assets                                                        6,649,331              3,726,348

Equipment:
 Telecommunications equipment                                               2,818,613              2,651,395
 Office equipment                                                           2,153,304              1,910,606
 Less: accumulated depreciation                                            (1,267,627)            (1,094,938)
                                                                  --------------------------------------------
Total equipment  net                                                        3,704,290              3,467,063

 Goodwill and other non-current assets                                        796,263                736,300
                                                                  --------------------------------------------
Total assets                                                              $11,149,884            $ 7,929,711
                                                                  ============================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Notes payable                                                           $   946,609             $   540,014
 Accounts payable                                                          1,639,540               1,349,337
 Accrued liabilities                                                         884,873                 777,526
 Current portion of long term debt                                           296,853                 253,251
 Income taxes payable                                                        466,764                 293,238
                                                                  --------------------------------------------
Total current liabilities                                                  4,234,639               3,213,366
Long-term debt                                                             2,863,807                 613,714
Deferred income taxes                                                        118,941                 117,454
Minority interest                                                            724,907                 607,244
Shareholders' equity:
 Preferred stock, no par value, 1,000,000 shares
    Authorized; none issued
 Common stock, no par value; 10,000,000 shares
    Authorized; 3,615,458 and 3,612,758 shares issued
    and outstanding in 1998 and 1997, respectively                         6,174,559               6,158,584
   Accumulated deficit                                                    (2,889,227)             (2,729,069)
   Currency translation adjustment                                           (77,742)                (51,582)
      Total shareholders' equity                                           3,207,590               3,377,933
                                                                  --------------------------------------------
Total liabilities and shareholders' equity                               $11,149,884             $ 7,929,711
                                                                  ============================================

                          ACT Teleconferencing, Inc.
                     Consolidated Statements of Operations
                                  (Unaudited)



                                                                        THREE MONTHS ENDED MARCH 31,
                                                                         1998               1997
                                                                    -----------------------------------------

Net revenues                                                            $ 4,093,236             $ 2,117,654

Costs and expenses:
 Cost of sales                                                           (1,984,658)               (869,586)
 Selling, general and administration costs                               (1,992,025)             (1,137,103)
                                                                    -----------------------------------------
Total costs and expenses                                                 (3,976,683)             (2,006,689)

Income (loss) before taxes and minority interest                            116,153                 110,965

Provision for income taxes                                                 (168,007)                (29,988)
                                                                    -----------------------------------------

Income (loss) before minority interest                                      (51,454)                 80,977
Minority interest in earnings of consolidated subsidiary                   (108,704)                (67,817)
                                                                    -----------------------------------------

Net income (loss)                                                       $  (160,158)            $    13,160
                                                                    =========================================

Basic and diluted earnings per share                                         $(0.04)                  $0.00
                                                                    =========================================

Weighted average number of shares outstanding                             3,615,194               2,952,430
                                                                    =========================================

                           ACT Teleconferencing, Inc.
                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                  THREE MONTHS ENDED MARCH 31
                                                                      1998           1997
                                                              -----------------------------------

OPERATING ACTIVITIES
Net income (loss)                                                 $ (160,158)          $  13,160
Adjustments to reconcile net income to
 net cash used for operating activities:
  Depreciation                                                       172,689              59,615
  Amortization of goodwill                                             6,657               4,510
  Deferred income tax                                                  1,487              (1,020)
  Minority interest                                                  117,663              67,817
                                                              -----------------------------------
Cash flow before changes in operating assets and liabilities:        138,338             144,082
  Accounts receivable                                               (511,369)           (444,742)
  Inventory                                                         (238,261)              1,406
  Prepaid expenses and other assets                                 (301,733)            (57,656)
  Accounts payable and accrued liabilities                           397,550             340,597
  Income taxes payable                                               173,526              25,357
                                                              -----------------------------------
Net cash provided by (used for) operating activities                (341,949)              9,044

INVESTING ACTIVITIES
Property and equipment purchases                                    (409,916)           (301,918)
Sale of marketable securities                                         50,000                   -
                                                              -----------------------------------
Net cash flow used by investing activities                          (359,916)           (301,918)

FINANCING ACTIVITIES
Net proceeds from issuance (repayment) of debt                     2,700,290               3,028
Net proceeds from issuance of common stock                            15,975              15,000
                                                              -----------------------------------
Net cash provided by financing activities                          2,716,265              18,028

Effect of change in exchange rate on cash                            (26,160)            (24,496)
                                                              -----------------------------------

Net increase (decrease) in cash and cash equivalents              $1,988,240           $(299,342)
Cash and cash equivalents, beginning of year                      $  451,434           $ 621,742


Cash and cash equivalents, end of year                             2,439,674             322,400
                                                              ===================================



                           ACT Teleconferencing, Inc.
                   Notes to Consolidated Financial Statements
                                  (Unaudited)


BASIS OF PRESENTATION
The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary of a fair presentation have been included. Operating results for the three-month period ending March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1997.

BUSINESS
Act Teleconferencing, Inc (the Company) is engaged in the business of providing high-quality audio, data, and video conferencing products and services to business clients. The Company operates in the United State, the United Kingdom, the Netherlands, Belgium, France and Australia.

LONG TERM DEBT
At March 31, 1998, the Company had a $2,000,000 loan with Sirrom Capital Corporation and Equitas, L.P. bearing interest at 13.50%. The note is secured by a second lien on all eligible assets. Lenders will receive a warrant to purchase 6.0% of the company's fully diluted outstanding shares at a strike price of $7.00 per share. In addition, beginning in year 2000 through 2002, additional shares will accrue to the Lenders at a rate representing 1.0% of the fully diluted shares outstanding per year until the loan is repaid in full. The loan expires in March 31, 2003.

NET EARNINGS (LOSS) PER SHARE
Net earnings (loss) per share is computed based upon the weighted average number of shares of common stock outstanding during the period. Options and warrants are not included in the computations since their effect is presently either anti-dilutive or not material. In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which was adopted on December 31, 1997. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options has been excluded.

COMPREHENSIVE INCOME (LOSS)
Comprehensive income (loss) was ($186,318) and ($11,336) for the quarters ended March 31, 1998 and 1997, respectively. The difference between net loss and comprehensive loss solely relates to foreign currency translation.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS
         -------------

     The Management's Discussion and Analysis section of this report contains forward-looking statements, which are subject to certain risks and uncertainties. Certain such statements are repeated at the end of this Management's Discussion and Analysis section together with specific cautionary statements identifying factors that could cause actual results to differ materially from current expectations contained in each such statement. Forward-looking statements also may be implicit but not readily identified within the context of other statements. In general, among the factors that could affect the Company's actual results and could cause results to differ from those contained in the forward-looking statements are the continued ability of the Company to generate revenue growth in audio teleconferencing, the general rate of development of the market for videoconferencing services, and the available opportunities to explore new international markets. Other factors could also cause actual results to vary materially from the anticipated results covered in such forward-looking statements.

OVERVIEW

The Company completed a strong first quarter in terms of revenue growth. First quarter 1998 revenues grew by 93% over the first quarter of 1997, reflecting continued growth in the market for audio teleconferencing services as well as additional market share gains made by the Company.

Net loss after taxes and minority interest amounted to $160,158 in the first quarter of 1998; a decline of $173,318 from the first quarter of 1997, due mainly to continued investment in the Company's new European and Asia Pacific hub operations.

The Company anticipates continued growth in teleconferencing revenues in its established operations in North America and the United Kingdom. Revenues and net income from these operations grew by 121%.

The market for videoconferencing continues to grow in terms of both the quality of equipment and transmission as well as the diversity of application. The Company is presently engaged in both video equipment and videobridging market sectors.

Approximately 80% of the Company's revenues are derived from audio conferencing and 20% from videoconferencing.

COMPONENTS OF REVENUE AND EXPENSE

The Company derives revenues principally from fees charged to clients for audio and video conference "bridging" services which connect multiple parties to a conference call, from fees for enhanced services and from the sale of videoconferencing equipment units.

The costs of teleconferencing services consist of local and long-distance telephone services, depreciation on equipment, salaries, benefits, and office expenses of conference operators.

Selling, general and administrative costs consist of salaries, benefits, and office expenses of the Company's administrative, market development, and sales organizations.

RESULTS OF OPERATIONS

QUARTER ENDED MARCH 31, 1998, COMPARED TO QUARTER ENDED MARCH, 1997

Net Revenues. Net revenues increased by 93% compared to the quarter ended March 31, 1997, to $4.1 million for the quarter ended March 31, 1998, primarily due to increased sales of audio teleconferencing services. Revenue growth resulted mainly from repeat sales to established customers and increased sales of enhanced services as well as from new sales to new customers. During the period, domestic (North

American) operations accounted for 45% of net revenues, compared to 49% for the first quarter of 1997. International revenues accounted for 55% of revenues compared to 51% in the first quarter of 1997.

Cost of Teleconferencing Services. Cost of teleconferencing services increased by 128% to $1,984,658 for the first quarter of 1998, compared to $869,586 for the first quarter of 1997, reflecting the impact of increased sales levels and new capacity expansions. Gross margin (net revenues less costs of conferencing services divided by net revenues) decreased for the first quarter ended March 31, 1998 to 51.5% percent, compared to 58.9% achieved during the first quarter of 1997. The decrease in gross margin reflects the entry into new markets where lower prices and higher fixed costs are initially experienced to achieve certain base volumes.

Selling, General and Administrative Costs. Selling, General, and Administrative expenses for the first quarter were $1,992,025, or 49% of revenue, compared to $1,137,103 or 54% of revenue for the first quarter of 1997. The 75% increase in such expenses reflects an aggressive focus on audio and video conferencing sales efforts, as well as development costs for the Company's new business units in Europe and Asia Pacific and the entry into internet conferencing.

Income (Loss) Before Taxes and Minority Interest. Income before taxes and minority interest amounted to $116,553, compared to $110,965 for the quarter ending March 31, 1997. The 5% improvement was caused by the combination of increased revenues, improved productivity and higher new business development costs as described above.

Taxes on Income and Minority Interest. Taxes on income and minority interest amounted to $276,711 for the quarter ended March 31, 1998, compared to $97,805 for the quarter ended March 31, 1997, primarily due to taxes paid on and minority interest in earnings achieved by the Company's 60% majority-owned United Kingdom subsidiary which pays full tax. The Company paid no United States or other international income tax due to net operating losses incurred in its United States and other international operations in previous years.

Net income (loss). Net loss amounted to $160,158 or a reduction of $173,318 for the quarter.

LIQUIDITY AND CAPITAL RESOURCES (THREE MONTHS ENDED MARCH 31, 1998)

During the three months ended March 31, 1998, net cash increased by approximately $2.0 million from December 1997. At March 31, 1998, the Company had cash and cash equivalents of $2,439,674 compared to cash and cash equivalents on hand at December 31, 1997 of $451,434.

The Company raised net proceeds of $2.0 million pursuant to the completion of a subordinated debt financing arrangement executed with Sirrom Capital Corporation and Equitas LP based in Nashville, Tennessee. Finance thus raised will be used primarily to finance the growth in working capital due to sales growth.

Cash from operating activities before funding operating assets such as accounts receivable amounted to $138,338 for the quarter ended March 31, 1998, compared to $144,082 for the quarter ended March 31, 1997. Cash after financing operating assets and liabilities amounted to a net outflow of $341,949 reflecting mainly the significant growth in accounts receivable, inventory and prepaids compared to net proceeds of $9,044 in 1997.

During the three-month period, the Company invested $409,916 in additional equipment, to provide ongoing new technology and capacity to its United States, European and Asia Pacific operations. The gross cash outflow of $701,865 (after capital investment and before financing arrangements) was funded by a combination of debt and lease finance amounting to $2.7 million and resulting in a net cash inflow (before effect of exchange rate changes) amounting to $2.0 million.

The Company believes that, given the present rate of sales and profit growth in its core audio teleconferencing business, it will have sufficient cash resources to meet its needs for the next twelve months. The Company has further plans to expand capacity and open new operations in new geographic locations and to develop its videoconferencing and internet conferencing businesses. These expansion plans will be financed using a mix of lease financing for capital equipment and the anticipated conversion of certain remaining share warrants during the remainder of the year.

The company completed a post-effective amendment registration statement concerning 712,497 publicly traded warrants, which are exercisable until March 2, 1999 at $5.00 per share. The gross proceeds from the above warrants, should they be fully converted, would amount to approximately $3.5 million which would also be used to fund the geographical expansion of the business.

FORWARD-LOOKING STATEMENTS

Statements made above, certain of which are summarized below, are forward-looking statements that involve risks and uncertainties, and actual results may be materially different. Factors that could cause actual results to differ materially from those in the forward-looking statement include (but are not limited to) the following:


THE COMPANY ANTICIPATES CONTINUED GROWTH IN TELECONFERENCING REVENUES IN ITS ESTABLISHED OPERATIONS IN NORTH AMERICA AND THE UNITED KINGDOM. A significant downturn in economic conditions generally or the development of alternative technologies could render audio teleconferencing less effective and could affect the rate of growth of teleconferencing revenues.

THE COMPANY BELIEVES THAT, GIVEN THE PRESENT RATE OF SALES AND PROFIT GROWTH IN ITS CORE AUDIO TELECONFERENCING BUSINESS, IT HAS SUFFICIENT CASH RESOURCES TO MEET ITS FINANCING NEEDS FOR THE COMING YEAR. Failure to maintain ongoing profit margins, resulting in a significantly higher level of cash utilization, could result in the Company deferring other expansion plans or could cause it to seek additional financing in the capital markets for its future growth plans and working capital needs.

THESE EXPANSION PLANS WILL BE FINANCED USING A MIX OF LEASE FINANCING FOR CAPITAL EQUIPMENT AND THE ANTICIPATED CONVERSION OF CERTAIN REMAINING SHARE WARRANTS DURING THE REMAINDER OF THE YEAR. If the Company's common stock declines substantially or some other unforeseen event discourages warrant-holders from exercising all or a substantial part of these warrants, the Company would seek other financing for its growth.

                          PART II -- OTHER INFORMATION
                                     -----------------

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K
              --------------------------------
EXHIBIT INDEX
Exhibit No.   Description
3.1/2/        Restated Articles of Incorporation of the Company dated
              April 15, 1996
3.2/2/        Bylaws of the Company, amended as of April 15, 1996
4.1/1/        Form of specimen certificate for Common Stock of the Company
4.2/1/        Form of Unit Purchase Option to be issued by the Company to the
              Underwriter
4.3/1/        Impound Agreement
4.4/1/        Lock-up Letter Agreement
10.1/1/       Stock Option Plan of 1991, as amended, authorizing 400,000 shares of Common Stock for issuance pursuant to the Plan
10.2/1/       Form of Stock Option Agreement
10.3/1/       Form of Common Stock Purchase Warrant
10.4/1/       Form of Placement Agent Warrant
10.5/1/       Denver West Office Building Lease dated April 1, 1993, by and between Denver West Office Building No. 6 Venture and the
              Company, as amended
10.6/1/       Leases for United Kingdom facilities (First floor of Howard House)
              dated September 29, 1993 and April 17, 1995, between Garfunkel &
              Wanderer Limited and Reichwald Brothers
10.7/1/       Letter agreement dated May 31, 1995 with Worldcom regarding lease of Amsterdam facilities
10.8/1/       Sublease Agreement with Integraf Corporation dated August 1995 for ACT Videoconferencing, Inc. premises
10.9/1/       Term Loan Agreement dated August 11, 1994, between the Company and
              Norwest Bank, N.A., Boulder Colorado
10.10/1/      Split Dollar Insurance Agreement dated March 1, 1990, between the
              Company and Gerald D. Van Eeckhout
10.11/1/      Service Agreement dated April 10, 1992 between David Holden and
              ACT Teleconferencing Limited
10.14/1/      Agreement between Company and Gerald D. Van Eeckhout limiting his compensation in 1996 and 1997
10.15/1/      Memorandum dated December 22, 1995 from director Seifert amending
              Mr.Van Eeckhout's compensation
10.17/1/      Agreement to Exchange Stock between Apogee Robotics, Inc. and
              Company
10.18/1/      Agreement between Company and Ronald J. Bach to borrow proceeds from sale of Apogee Robotics common stock
10.19/3/      Form of Stock Option Plan of 1996
27.1          Financial Data Schedule

/1/ Exhibit incorporated by reference to the Company's Registration Statement on Form SB-2, filed with the Securities and Exchange Commission on October 10, 1995, and amendments thereto. Exhibits incorporated by reference carry exhibit numbers identical to those in the Registration Statement.

/2/ Incorporated by reference to the exhibit of the same number to the Company's
    Form 10-QSB for the Quarter ended June 30, 1996, File No. 0-27560.

/3/ Incorporated by reference to the Company's Proxy Statement filed with the Securities and Exchange Commission on April 30, 1997, File No. 0-27560.

REPORTS ON FORM 8-K

        On January 14, 1998, the Company filed a Form 8-K describing the Company's acquisition of 80% of the issued capital in MultiMedia and Teleconferencing Systems Limited (M.a.T.S.) for a minimum purchase price of $745,464 [$155,474 cash plus $589,990 of ACT common stock (81,378 shares x $7.25 per share)] and a maximum purchase price of $1,285,474 [$155,474 cash plus $1,130,000 of ACT common stock (155,862 common shares at $7.25 per share)].

                                   SIGNATURES

    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                      ACT TELECONFERENCING, INC.


DATE:  May 15, 1997                   By: /s/ Gavin J. Thomson
                                         -----------------------
                                         Gavin J. Thomson,
                                          Chief Financial Officer
                                          (Duly authorized officer and
                                          Principal Financial Officer)

                               INDEX TO EXHIBITS

Exhibit No.                                    Description                                            Page
---------------  ------------------------------------------------------------------------  --------------------------
           3.1   Restated Articles of Incorporation of the Company dated April 15, 1996    Incorporated by reference
           3.2   Bylaws of the Company, amended as of April 15, 1996                       Incorporated by reference
           4.1   Form of specimen certificate for Common Stock of the Company              Incorporated by reference
           4.2   Form of Unit Purchase Option to be issued by the Company to the
                 Underwriter                                                               Incorporated by reference
           4.3   Impound Agreement                                                         Incorporated by reference
           4.4   Lock-up Letter Agreement                                                  Incorporated by reference
          10.1   Stock Option Plan of 1991, as amended, authorizing 400,000 shares of
                 Common Stock for issuance pursuant to the Plan                            Incorporated by reference
          10.2   Form of Stock Option Agreement                                            Incorporated by reference
          10.3   Form of Common Stock Purchase Warrant                                     Incorporated by reference
          10.4   Form of Placement Agent Warrant                                           Incorporated by reference
          10.5   Denver West Office Building Lease dated April 1, 1993, by and between
                 Denver West Office Building No. 6 Venture and the Company, as amended     Incorporated by reference
          10.6   Leases for United Kingdom facilities (First floor of Howard House)
                 dated September 29, 1993 and April 17, 1995, between Garfunkel &
                 Wanderer Limited and Reichwald Brothers Limited, Landlord, and ACT
                 Teleconferencing Limited, Tenant                                          Incorporated by reference
          10.7   Letter agreement dated May 31, 1995 with Worldcom regarding lease of
                 Amsterdam facilities                                                      Incorporated by reference
          10.8   Sublease Agreement with Integraf Corporation dated August 1995 for ACT
                 videoconferencing, Inc. premises                                          Incorporated by reference
          10.9   Term Loan Agreement dated August 11, 1994, between the Company and
                 Norwest Bank, N.A., Boulder, Colorado                                     Incorporated by reference
          10.10  Split Dollar Insurance Agreement dated March 1, 1990, between the
                 Company and Gerald D. Van Eeckhout                                        Incorporated by reference
          10.11  Service Agreement dated April 10, 1992 between David Holden and ACT
                 Teleconferencing Limited                                                  Incorporated by reference
          10.14  Agreement between Company and Gerald D. Van Eeckhout limiting his
                 compensation in 1996 and 1997                                             Incorporated by reference
          10.15  Memorandum dated December 22, 1995 from director Seifert amending Mr.
                 Van Eeckhout's compensation                                               Incorporated by reference
          10.17  Agreement to Exchange Stock between Apogee Robotics, Inc. and Company     Incorporated by reference
          10.18  Agreement between Company and Ronald J. Bach to borrow proceeds from
                 sale of Apogee Robotics common stock                                      Incorporated by reference
          10.19  Form of Stock Option Plan of 1996                                         Incorporated by reference
          27.1   Financial Data Schedule                                                   Filed electronically