Form 10QSB
period 1998-06-30
ACT TELECONFERENCING INC
filed 1998-08-14
CIK 918709

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                  FORM 10-QSB
(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended June 30, 1998

                                      or

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period From ________ to _________.

Commission file number  0-27560
                        -------

                          ACT Teleconferencing, Inc.
-------------------------------------------------------------------------------
          (Name of small business issuer as specified in its charter)

Colorado                                   84-1132665
--------------------------------------------------------------------------------
(State or other jurisdiction of            (IRS Employer Identification No.)
 incorporation or organization)


1658 Cole Blvd., Suite 130, Golden,        80401
 Colorado
--------------------------------------------------------------------------------
(Address of principle executive offices)   (Zip Code)

(303) 235-9000                             (303) 233-0895
--------------------------------------------------------------------------------
(Issuer's telephone number, including      (Issuer's facsimile number, including
 area code)                                  area code)


          Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]
No [ ]

As of July 31, 1998, 3,640,301 shares of the issuer's common stock were outstanding.

                        This report contains 15 pages.

                          ACT TELECONFERENCING, INC.

                                  FORM 10-QSB

                               Table of Contents


PART I.   Financial Information                                      Page No.

     Item 1.    Financial Statements                                     3
                Consolidated Balance Sheets                              3
                Consolidated Statements of Operations                    4
                Consolidated Statements of Cash Flow                     5
                Notes to Consolidated Financial Statements               6

     Item 2.    Management's Discussion and Analysis
                of Financial Condition and Results of
                Operations                                               7

     Item 4.    Submission of Matters to a Vote of Security Holders

PART II.  Other Information

     Item 6.    Exhibit Index                                           12

SIGNATURES                                                              13

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

                          ACT Teleconferencing, Inc.
                          Consolidated Balance Sheets
                                  (Unaudited)

                                                                                            June 30, 1998        December 31, 1997
                                                                                            -------------        -----------------
Assets
Current Assets:
   Cash and cash equivalents                                                                 $  834,042              $   451,434
   Accounts receivable (net of allowances for doubtful accounts
   of 33,079 and $18,992 in 1998 and 1997 respectively)                                       4,614,403                2,885,125
   Prepaid expenses                                                                             329,891                  203,673
   Inventory                                                                                    137,169                  136,116
   Available for sale marketable securities                                                           -                   50,000
                                                                                        ----------------------------------------
    Total current assets                                                                      5,915,505                3,726,348

Equipment:
  Telecommunications equipment                                                                3,220,468                2,651,395
  Office equipment                                                                            2,448,028                1,910,606
  Less:  accumulated depreciation                                                            (1,470,306)              (1,094,938)
                                                                                        ----------------------------------------
    Total equipment - net                                                                     4,198,190                3,467,063

Other Assets:
  Goodwill                                                                                      715,464                  736,300
  Deferred Items                                                                                220,727

                                                                                        ========================================
Total assets                                                                                 11,049,886              $ 7,929,711
                                                                                        ========================================


Liabilities and shareholders' equity
Current liabilities:
  Notes payable                                                                              $  264,959              $   540,014
  Accounts payable                                                                            2,060,452                1,349,337
  Accrued liabilities                                                                         1,206,915                  777,526
  Current portion of long term debt                                                             328,972                  253,251
  Income taxes payable                                                                          595,779                  293,238
                                                                                        ----------------------------------------

    Total current liabilites                                                                  4,457,077                3,213,366

Long-term debt                                                                                3,144,596                  613,714

Deferred income taxes                                                                           118,685                  117,454

Minority interest                                                                               835,161                  607,244

Shareholders' equity:
  Preferred stock, no par value, 1,000,000 shares
   authorized; none issued
  Common stock, no par value; 10,000,000 shares
   authorized; 3,621,458 and 3.612,758 shares issued
   and outstanding in 1998 and 1997, respectively                                             6,210,499                6,158,584
  Accumulated deficit                                                                        (3,523,609)              (2,729,069)
  Currency translation adjustment                                                              (192,523)                 (51,582)
                                                                                        ----------------------------------------
   Total Shareholders' equity                                                                 2,494,367                3,377,933

                                                                                        ========================================
Total liabilities and shareholders' equity                                                          11,049,886       $ 7,929,711
                                                                                        ========================================

                           ACT Teleconferencing, Inc
                     Consolidated Statements of Operations
                                  (Unaudited)

                                                             Three Months Ended June 30,     Six Months Ended June 30,
                                                                 1998            1997            1998          1997
                                                             -----------     -----------     -----------   -----------
Net revenues                                                 $ 4,765,293     $ 2,504,574     $ 8,858,529   $ 4,622,228

Costs and expenses:
   Cost of sales                                              (2,833,903)       (967,437)     (4,818,561)   (1,837,023)
   Marketing, general and administration costs                (2,294,991)     (1,398,376)     (4,287,016)   (2,535,479)
                                                             -----------     -----------     -----------   -----------
Total costs and expenses                                      (5,128,894)     (2,365,813)     (9,105,577)   (4,372,502)

Income (loss) before income taxes and minority interest         (363,601)        138,761        (247,048)      249,726


Provision for income taxes                                      (163,500)        (83,887)       (331,507)     (113,875)
                                                             -----------     -----------     -----------   -----------

Income (loss) before minority interest                          (527,101)         54,874        (578,555)      135,851
Minority interest in earnings of consolidated subsidiary        (107,281)        (29,580)       (215,985)      (97,397)
                                                             -----------     -----------     -----------   -----------

Net income (loss) for the quarter                            $  (634,382)    $    25,294     $  (794,540)  $    38,454
                                                             ===========     ===========     ===========   ===========

Net income (loss) per share                                  $     (0.18)    $      0.01     $     (0.22)  $      0.01
                                                             ===========     ===========     ===========   ===========

  Weighted average number of shares outstanding                3,617,271       2,956,122       3,616,205     2,948,071
                                                             ===========     ===========     ===========   ===========

                           ACT Teleconferencing, Inc
                     Consolidated Statements of Cash Flow
                                  (Unaudited)

                                                                                  Six Months Ended June 30,
                                                                                 1998                 1997
                                                                           ------------------    ----------------
Operating activities
Net income (loss)                                                                 $ (794,540)           $ 38,454
Adjustments to reconcile net income to
   net cash from operating activities:
    Depreciation                                                                     375,367             141,541
    Amortization of goodwill                                                          20,836               9,020
    Deferred income tax                                                                1,231                (410)
    Minority interest                                                                227,917              97,397
                                                                           --------------------------------------
   Cash flow before changes in operating assets and liabilties:                     (169,189)            286,002
   Changes in operating assets and liabilities (Net of effect of business combination):
    Accounts receivable                                                           (1,729,278)         (1,088,221)
    Inventory                                                                         (1,053)              4,081
    Prepaid expenses and other assets                                               (346,945)           (174,324)
    Accounts payable and accrued liabilities                                       1,140,504             322,536
    Income tax payable                                                               302,541             113,149
                                                                           --------------------------------------
Net cash used for operating activities                                              (803,420)           (536,777)

Investing activities
Property and equipment purchases                                                  (1,106,496)           (444,064)
Investment in marketable security                                                     50,000
                                                                           --------------------------------------
Net cash used for investing activities                                            (1,859,916)           (980,841)

Financing activities
Net proceeds from issuance (repayment) of debt                                     2,331,550             122,248
Net proceeds from issuance of common stock                                            51,915           1,110,812
                                                                           --------------------------------------
Net cash provided by financing activities                                            523,549             252,219

Effect of change in exchange rate on cash                                           (140,941)            (37,173)

                                                                           ======================================
Net (decrease) increase in cash and cash equivalents                               $ 382,608           $ 215,046
                                                                           ======================================


Cash and cash equivalents, beginning of year                                       $ 451,434           $ 621,742
Cash and cash equivalents, end of year                                               834,042             836,788

                                                                           ======================================
Net (decrease) increase in cash                                                    $ 382,608           $ 215,046
                                                                           ======================================


                          ACT TELECONFERENCING, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary of a fair presentation have been included. Operating results for the six-month period ending June 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1997.

BUSINESS

ACT Teleconferencing, Inc (the Company) is engaged in the business of providing high-quality audio, data, and video conferencing products and services to business clients. The Company operates in the United States, the United Kingdom, the Netherlands, Belgium, France and Australia.

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

COMPREHENSIVE INCOME (LOSS)
The difference between net loss and comprehensive loss solely relates to foreign currency translation.

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

OVERVIEW

The Company completed a satisfactory second quarter in terms of revenue growth. Second quarter 1998 revenues of $4.8 million grew by 90% over the second quarter of 1997, reflecting continued growth in the market for audio teleconferencing services, additional market share gains made by the Company and the impact of new international operations which grew sevenfold over the previous period. Cumulative revenues for the half year were $8.9 million (92% growth over 1997 revenues of $4.6 million).

Second quarter net loss after taxes and minority interest amounted to $634,382, a decline of $659,676 from the first quarter of 1997, due mainly to continued investment and start up costs absorbed in the Company's new European and Asia Pacific hub operations based in Paris, Amsterdam, Brussels and Sydney.

The Company anticipates continued forward growth in teleconferencing revenues in its established operations in North America and the United Kingdom. Revenues from these operations for the six-month period grew by 58% while EBITDA from established operations grew by 20% to $865,000. Development expenses incurred in connection with the entry into the French, Belgian, Dutch and Australian markets as well as the Company's new video operation amounted to approximately $1.1 million for the six months to 30 June 1998 up from $550 thousand for the comparable prior period.

On July 14, 1998, the Company announced a three-year supply agreement with Concert Communications Services, the British Telecom/MCI global services company, for Concert Audioconferencing Service. This service is scheduled to commence in the fourth quarter of 1998, and will be provided by the ACT centers in New York, Denver, London, Paris, Amsterdam, Brussels and Sydney.

Concert, which is based in Reston, Virginia, provides an array of managed voice, data and Internet services to over 4,300 multinational companies in over 50 countries. Concert Audioconferencing Service, the world's first global virtual private network-based conference service, offers a flexible, cost-effective seamless audioconferencing service to multinational companies via over 30 distributors worldwide including British Telecom and MCI.

Market information currently available to ACT indicates that the effect of this transaction could be to increase ACT's revenues by approximately $40 million over a three-year period. Actual revenues will however depend on customer usage and in-country penetration. Global presence and commitment to service excellence, innovation and quality were key factors in Concert's decision to award the contract to ACT. As a result of the Concert contract, the Company plans to continue to expand its geographic penetration over the next twelve months.

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


RESULTS OF OPERATIONS

Quarter Ended June 30, 1998, compared to Quarter Ended June 30, 1997

Net Revenues. Net Revenues increased by 90% to $4.8 million for the quarter ended June 30, 1998, compared to $2.5 million for the same period in 1997, primarily due to increased sales of audio teleconferencing services and video equipment. Revenue growth resulted from repeat sales to established customers, increased sales of enhanced services, sales to new customers and the impact of new international operations. Established operations accounted for 76% of the total revenue and increased by 46% over the quarter ended June 30, 1997. New operations accounted for 24% of the total revenue and increased by $1.2 million over the quarter ended June 30, 1997.

Cost of Teleconferencing Services. Cost of teleconferencing services increased by 192% to $2,833,903 for the second quarter, compared to $967,437 for the quarter ended June 30, 1998. Cost of sales was affected by a one-time charge of $350,000 relating to relocation and associated downtime costs of the Company's United States audio telecommunications bridges to a site facility based at the Company's headquarters, in order to conform to the overall USA capacity expansion plan which commenced in third quarter 1997. During third quarter 1998, the United Kingdom will commence relocation to premises some three times larger than currently occupied. Established operations accounted for 66% of the total costs and increased 87% over the comparative quarter, while new operations accounted for 34% of the total costs and increased by $935,000 over the comparative quarter reflecting the start up nature of these costs. Gross margin percentage (net revenues less costs of conferencing services divided by net revenues) for the second quarter ended June 30, 1998 decreased to 41% compared to 61% achieved during the prior comparative quarter. The decrease in gross profit margin was due to typically lower profit margins in video equipment sales and the entry into new markets where lower prices and higher fixed costs are initially incurred in order to achieve certain base volumes as well as the one time moving expenses described above.


Selling, General and Administrative Costs. Selling, General and Administrative expenses for the second quarter were $2,294,991, or 48% of revenue, compared to $1,398,376 or 56% of revenue for the first quarter of 1997. The 64% increase in such expenses reflects an aggressive marketing focus on audio and video conferencing sales efforts, as well as development costs for the Company's new business units in Europe and Asia Pacific and the entry into internet conferencing.

Income (Loss) Before Taxes and Minority Interest. Loss before taxes and minority interest amounted to $363,601, compared to income of $138,761 for the second quarter ending June 30, 1997. The $502,362 decline was due to higher planned development costs and relocation expenses as described above. New operations reported a cumulative loss of $579,038 for the second quarter which was a $292,400 greater loss than quarter end June 30, 1997.

Taxes on Income and Minority Interest.   Taxes on income and minority interest
amounted to $270,781 for the quarter ended June 30, 1998, compared to $113,467 for the quarter ended June 30, 1997. This increase was primarily due to taxes paid on and minority interest in earnings achieved by the Company's 60% majority-owned United Kingdom operation, which achieved revenue growth of 51% and net income growth of 64% over the comparative quarter end. The Company paid no United States or other international income tax due to net operating losses incurred in its United States and other international operations in previous years.

Net income (loss). Net loss amounted to $634,382 or a reduction of $659,676
compared to quarter end June 30, 1997.   This loss was due to the effect of UK
taxation, minority interest, relocation charges and the investment in new and developing international operations.

SIX-MONTH PERIOD ENDED JUNE 30, 1998, COMPARED TO SIX-MONTH PERIOD ENDED JUNE 30, 1997.

Net Revenues. Net revenues increased by 92% to $8.9 million for the six months ended June 30, 1998, compared to $4.6 million for the same period in 1997, primarily due to increased sales of audio teleconferencing services as described above. During this period established operations accounted for 82% of net revenues which increased 58% while new operations accounted for 18% of net revenues which increased by $1.7 million over the six month period ended June 30, 1997.

Cost of Teleconferencing Services. Cost of teleconferencing services amounted to $4,818,561 compared to $1,837,023 or an increase of 162% for the six-month period. Gross margin (net revenues less costs of conferencing services divided by net revenues) decreased to 45.6%, compared to 60.2% achieved during the previous comparable period. Costs increased for established operations due to the one-time charge to the upgrade and relocate technical equipment for the Company's expanded Denver operations as noted above.

Selling, General and Administrative Costs.   Selling, General and Administrative
expenses increased 69% to $4,287,016 but declined as a percentage of revenue to 48%, compared to $2,535,479 or 55% of revenue for the period end June 30, 1997. This decrease is due to established operations controlling fixed costs in relation to growth.

Income (Loss) Before Taxes and Minority Interest. Loss before taxes and minority interest amounted to $247,048, compared to income before taxes and minority interest of $249,726 for the six months period end 1997. The $496,774 decline was due to higher development costs and relocation expenses as described above. New operations reported a net cumulative loss of $1,111,649 which was a $642,389 greater loss than the period ended June 30, 1997. Established operations reported net income of $864,601 or a 20% increase over the comparative period 1997, resulting in a net margin of 12%.

Taxes on Income and Minority Interest. Taxes on income and Minority interest amounted to $547,492 for the six months ended June 30, 1998, compared to $211,272 for 1997, primarily due to taxes on and minority interest in earnings achieved by the Company's 60% majority-owned United Kingdom subsidiary which pays full tax.

Net Income (Loss). Net loss amounted to ($794,540) or a reduction in income of $832,994 compared to six-month period end June 30, 1997. As discussed above, this loss was due to the effect of UK taxation, minority interest, relocation charges and the investment in new and developing international operations.

LIQUIDITY AND CAPITAL RESOURCES (SIX MONTHS ENDED JUNE 30, 1998)

During the six months ended June 30, 1998, net cash increased by $382,608. At June 30, 1998, the Company had cash and cash equivalents of $834,042 compared to cash and cash equivalents on hand at December 31, 1997 of $451,434.

Cash used in operating activities before funding net operating assets amounted to $169,189 for the quarter ended March 31, 1998, compared to $286,002 for the six months ended June 30,1998. Cash after financing operating assets and liabilities amounted to a net outflow of $803,420 reflecting mainly the significant growth in accounts receivable, inventory and prepaid expenditures.

During the period, the Company invested $1.1 million in additional equipment, to provide new bridging technology, software and capacity to its United States, European and Asia Pacific operations. The gross cash outflow of $1.9 million (after capital investment and before financing arrangements) was funded by a combination of debt and lease finance amounting to $2.4 million and resulting in a net cash inflow (before effect of exchange rate changes) amounting to $523,549.

The Company believes that, given the present rate of sales and profit growth in its core audio teleconferencing business, it will have sufficient cash resources to meet its needs for the next twelve months. The Company has further plans to expand capacity and open new operations in new geographic locations and to develop its videoconferencing and internet conferencing businesses. These expansion plans will be financed using a mix of lease financing for capital equipment, the anticipated conversion of certain remaining share warrants during the remainder of the year and certain bank lines of credit.

On 31 March 1998 the Company raised net proceeds of $2.0 million pursuant to the completion of a subordinated debt financing arrangement executed with Sirrom Capital Corporation and Equitas LP based in Nashville, Tennessee. Documentation was completed during the second quarter. A further $500,000 is available under this arrangement. This financing has been used primarily to finance the growth in working capital due to sales growth.

In 1997 The Company completed a post-effective amendment registration statement concerning 712,497 publicly traded warrants, which are exercisable until March 2, 1999 at $5.00 per share. The gross proceeds from the above warrants, should they be fully converted, would amount to approximately $3.5 million which would also be used to fund the geographical expansion of the business.

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

THE COMPANY BELIEVES THAT, GIVEN THE PRESENT RATE OF SALES AND PROFIT GROWTH IN ITS CORE AUDIO TELECONFERENCING BUSINESS, IT HAS SUFFICIENT CASH RESOURCES TO MEET ITS FINANCING NEEDS FOR THE NEXT TWELVE MONTHS. Failure to maintain ongoing profit margins, resulting in a significantly higher level of cash utilization, could result in the Company deferring other expansion plans or could cause it to seek additional financing in the capital markets for its future growth plans and working capital needs.

THESE EXPANSION PLANS WILL BE FINANCED USING A MIX OF LEASE FINANCING FOR CAPITAL EQUIPMENT AND THE ANTICIPATED CONVERSION OF CERTAIN REMAINING SHARE WARRANTS DURING THE REMAINDER OF THE YEAR. If the share price of the Company's common stock declines substantially or some other unforeseen event discourages warrant-holders from exercising all or a substantial part of these warrants, the Company would seek other financing for its growth or curtail its growth accordingly.

MARKET INFORMATION CURRENTLY AVAILABLE TO ACT INDICATES THAT THE EFFECT OF THIS TRANSACTION COULD BE TO INCREASE ACT'S REVENUES BY APPROXIMATELY $40 MILLION OVER A THREE-YEAR PERIOD. ACTUAL REVENUES WILL DEPEND UPON CUSTOMER USAGE AND IN-COUNTRY MARKET PENETRATION. AS A RESULT OF THE CONCERT CONTRACT, THE COMPANY PLANS TO CONTINUE TO EXPAND AND EVEN ACCELERATE ITS GEOGRAPHIC PENETRATION OVER THE NEXT TWELVE MONTHS. The Company's failure or inability to continue its expansion into new markets will have an adverse impact on its penetration into Concert markets that are not already served by the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders was held on May 13, 1998 at the Barn Hotel in South Ruislip, United Kingdom. Gerald D. Van Eeckhout and Ronald J. Bach were re-elected to the Board of Directors for a three-year term expiring at the Annual Meeting of Shareholders in 2001. The shareholders voted to amend the Stock Option Plan of 1996 with 1,545,718 votes for, 19,200 votes against and 1,000 votes abstaining. The shareholders adopted a new Employee Stock Purchase Plan with 1,551,618 votes for, 13,300 against and 1,000 abstaining. The shareholders also ratified the appointment of Ernst & Young LLP as independent accountants for the Company for the year ending December 31, 1998.

                         PART II -- OTHER INFORMATION
                                    -----------------

Item 6.      EXHIBITS AND REPORTS ON FORM 10QSB
Exhibit Index
Exhibit No.  Description
3.1/2/       Restated Articles of Incorporation of the Company dated April
             15, 1996
3.2/2/       Bylaws of the Company, amended as of April 15, 1996
4.1/1/       Form of specimen certificate for Common Stock of the Company
4.2/1/       Form of Unit Purchase Option to be issued by the Company to the
             Underwriter
4.3/1/       Impound Agreement
4.4/1/       Lock-up Letter Agreement
10.1/1/      Stock Option Plan of 1991, as amended, authorizing 400,000 shares of Common Stock for issuance pursuant to the Plan
10.2/1/      Form of Stock Option Agreement
10.3/1/      Form of Common Stock Purchase Warrant
10.4/1/      Form of Placement Agent Warrant
10.5/1/      Denver West Office Building Lease dated April 1, 1993, by and between Denver West Office Building No. 6 Venture and the Company,
             as amended
10.6/1/      Leases for United Kingdom facilities (First floor of Howard House)
             dated September 29, 1993 and April 17, 1995, between Garfunkel &
             Wanderer Limited and Reichwald Brothers
10.7/1/      Letter agreement dated May 31, 1995 with Worldcom regarding lease of Amsterdam facilities
10.8/1/      Sublease Agreement with Integraf Corporation dated August 1995 for
             ACT Videoconferencing, Inc. premises
10.9/1/      Term Loan Agreement dated August 11, 1994, between the Company and
             Norwest Bank, N.A., Boulder Colorado
10.10/1/     Split Dollar Insurance Agreement dated March 1, 1990, between the
             Company and Gerald D. Van Eeckhout
10.11/1/     Service Agreement dated April 10, 1992 between David Holden and ACT
             Teleconferencing Limited
10.14/1/     Agreement between Company and Gerald D. Van Eeckhout limiting his compensation in 1996 and 1997
10.15/1/     Memorandum dated December 22, 1995 from director Seifert amending
             Mr. Van Eeckhout's compensation
10.17/1/     Agreement to Exchange Stock between Apogee Robotics, Inc. and
             Company
10.18/1/     Agreement between Company and Ronald J. Bach to borrow proceeds from sale of Apogee Robotics common stock
10.19/3/     Form of Stock Option Plan of 1996
10.20/4/     Form of Stock OptionPlan of 1996, as amended
10.21/4/     Form of Employee Stock Purchase Plan
10.22/5/     Loan and Security Agreement dated March 31, 1998 with Sirrom
             Capital Corporation and Equitas L.P. and form of Stock Purchase
             Warrant (P)
10.23/5/     Loan Agreement with Key Bank (P)
27.1         Financial Data Schedule


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

/3/ Incorporated by reference to the Company's Proxy Statement filed with the Securities and Exchange Commission on April 30, 1997, File No. 0-27560.

/4/ Incorporated by reference to the Company's Proxy Statement filed with the Securities and Exchange Commission on April 15, 1998, File No. 0-27560.

/5/ To be filed under cover of Form SE.

                                  SIGNATURES

    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                      ACT TELECONFERENCING, INC.


DATE:  August 14, 1997                By: /s/ Gavin J. Thomson
                                          -------------------------------
                                             Gavin J. Thomson,
                                             Chief Financial Officer
                                             (Duly authorized officer and
                                             Principal Financial Officer)

                               INDEX TO EXHIBITS

Exhibit No.                  Description                                                                Page
-----------                  -----------                                                                ----
3.1            Restated Articles of Incorporation of the Company dated April 15, 1996     Incorporated by reference
3.2            Bylaws of the Company, amended as of April 15, 1996                        Incorporated by reference
4.1            Form of specimen certificate for Common Stock of the Company               Incorporated by reference
4.2            Form of Unit Purchase Option to be issued by the Company to the
               Underwriter                                                                Incorporated by reference
4.3            Impound Agreement                                                          Incorporated by reference
4.4            Lock-up Letter Agreement                                                   Incorporated by reference
10.1           Stock Option Plan of 1991, as amended, authorizing 400,000 shares of
               Common Stock for issuance pursuant to the Plan                             Incorporated by reference
10.2           Form of Stock Option Agreement                                             Incorporated by reference
10.3           Form of Common Stock Purchase Warrant                                      Incorporated by reference
10.4           Form of Placement Agent Warrant                                            Incorporated by reference
10.5           Denver West Office Building Lease dated April 1, 1993, by and between
               Denver West Office Building No. 6 Venture and the Company, as amended      Incorporated by reference
10.6           Leases for United Kingdom facilities (First floor of Howard House) dated
               September 29, 1993 and April 17, 1995, between Garfunkel & Wanderer
               Limited and Reichwald Brothers Limited, Landlord, and ACT Teleconferencing
               Limited, Tenant                                                            Incorporated by reference
10.7           Letter agreement dated May 31, 1995 with Worldcom regarding lease of
               Amsterdam facilities                                                       Incorporated by reference
10.8           Sublease Agreement with Integraf Corporation dated August 1995 for ACT
               videoconferencing, Inc. premises                                           Incorporated by reference
10.10          Split Dollar Insurance Agreement dated March 1, 1990, between the
               Company and Gerald D. Van Eeckhout                                         Incorporated by reference
10.11          Service Agreement dated April 10, 1992 between David Holden and ACT
               Teleconferencing Limited                                                   Incorporated by reference
10.14          Agreement between Company and Gerald D. Van Eeckhout limiting his
               compensation in 1996 and 1997                                              Incorporated by reference
10.15          Memorandum dated December 22, 1995 from director Seifert amending Mr.
               Van Eeckhout's compensation                                                Incorporated by reference
10.17          Agreement to Exchange Stock between Apogee Robotics, Inc. and Company      Incorporated by reference
10.18          Agreement between Company and Ronald J. Bach to borrow proceeds from
               sale of Apogee Robotics common stock                                       Incorporated by reference
10.19          Form of Stock Option Plan of 1996                                          Incorporated by reference
10.20          Form of Stock OptionPlan of 1996, as amended                               Incorporated by reference
10.21          Form of Employee Stock Purchase Plan                                       Incorporated by reference
10.22          Loan and Security Agreement dated March 31, 1998 with Sirrom Capital       Incorporated by reference
               Corporation and Equitas L.P. and form of Stock Purchase Warrant (P)
10.23          Loan Agreement with Key Bank (P)                                           Incorporated by reference
27.1           Financial Data Schedule                                                    Filed electronically