Form 10QSB/A
period 1998-06-30
ACT TELECONFERENCING INC
filed 1998-08-24
CIK 918709

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
                        -------

                           ACT Teleconferencing, Inc.
--------------------------------------------------------------------------------
          (Name of small business issuer as specified in its charter)


             Colorado                                 84-1132665
--------------------------------------------------------------------------------
(State or other jurisdiction of           (IRS Employer Identification No.)
 incorporation or organization)


1658 Cole Blvd., Suite 130, Golden, Colorado             80401
--------------------------------------------------------------------------------
(Address of principle executive offices)               (Zip Code)

(303) 233-3500                                      (303) 238-0096
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

THE PURPOSE OF THIS AMENDMENT IS TO ADD AN ELECTRONIC COPY OF AN EXHIBIT PREVIOUSLY FILED IN PAPER PURSUANT TO A TEMPORARY HARDSHIP EXEMPTION.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 10QSB
Exhibit Index
10.22/1/ Loan and Security Agreement dated March 31, 1998 with Sirrom Capital Corporation and Equitas L.P. and Stock Purchase Warrants
10.23/1/  Loan Agreement with Key Bank

/1/Filed previously in paper format under cover of Form SE.

                                   SIGNATURES

    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                      ACT TELECONFERENCING, INC.


DATE:  August 24, 1998                By: /s/ Gavin J. Thomson
                                         ---------------------
                                          Gavin J. Thomson,
                                          Chief Financial Officer
                                          (Duly authorized officer and
                                          Principal Financial Officer)

EXHIBIT INDEX

10.22 Loan and Security Agreement dated March 31, 1998 with Sirrom Capital Corporation and Equitas L.P. and Stock Purchase Warrants
10.23  Loan Agreement with Key Bank