Form 10KSB/A
period 1997-12-31
ACT TELECONFERENCING INC
filed 1998-11-13
CIK 918709

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                 FORM 10-KSB/A


(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
           For the fiscal year ended     December 31, 1997
                                    ----------------------------------

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 (No Fee Required)
           For the transition period from            to
                                          ----------    ------------

                         Commission File Number 0-14731
                                                -------


                           ACT Teleconferencing, Inc.
--------------------------------------------------------------------------------
          (Name of small business issuer as specified in its charter)


Colorado                          84-1132665
-------------------------------   -------------------------------------
(State or other jurisdiction of     (IRS Employer Identification No.)
incorporation or organization)


Issuer's telephone number:  (303) 235-9000
                            ----------------------------------------------------

Securities registered under Section 12(b) of the Exchange Act:

Title of each class                  Name of each exchange on which registered
None                                 None
------------------------------       -------------------------------------------

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

                        This report contains 42 pages.

     State issuer's revenues for its most recent fiscal year.   $10,234,403
                                                            --------------------

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


                      Documents incorporated by reference:

                                   Document
                                   --------
Proxy Statement to be used for the Annual Meeting of Stockholders to be held May 13, 1998 (the "Proxy Statement") to be filed with the Commission prior to April 10, 1998 is incorporated by reference herein.

Item(s) Into Which Incorporated
-------------------------------
Part III, Items 9 through 12 inclusive


Transitional Small Business Disclosure Format (Check one):  Yes [    ]  No [ X ]

                           ACT Teleconferencing, Inc.

                                  Form 10-KSB


Table of Contents


PART I.                                                               Page No.
                                                                      --------
     Item 1.     Business                                                    6
     Item 2.     Facilities                                                 11
     Item 3.     Legal proceedings                                          11
     Item 4.     Submission of matters to a vote of security holders        11



PART II.

     Item 5.     Market for registrants' common equity and related          12
                 stockholder matters
     Item 6.     Management's discussion and analysis of financial          13
                 condition and results of operations
     Item 7.     Financial statements and supplementary data                19
                 (see Table of contents, page 19)
     Item 8.     Changes in and disagreements with accountants              36



PART III.

     Item 9.     Directors and executive officers of the registrant         36
     Item 10.    Executive compensation                                     36
     Item 11     Security ownership of certain beneficial owners and        36
                 management
     Item 12.    Certain relationships and related transactions             36
     Item 13.    Exhibits and reports on Form 8-K                           37


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

                                     PART II

Item 5.   Market for registrants' common equity and related stockholder matters
          ---------------------------------------------------------------------

The Company's common shares have been traded on the Nasdaq SmallCap Market under the symbol ACTT since March 11, 1996. For the period from January 2, 1997 through

December 31, 1997 the high and low closing sales prices for the Company's Common Stock for each quarter as reported by NASDAQ were:

-----------------------------------------------------------------------------
1997                     Common Stock (ACTT)           Warrants (ACTTW)
-----------------------------------------------------------------------------
                          High           Low            High        Low
-----------------------------------------------------------------------------
First Quarter            $ 5.00         $ 2.88          $ .75      $ .25
Second Quarter           $ 7.50         $ 4.99         $ 2.25      $ .75
Third Quarter            $13.05         $ 8.25         $ 7.31      $ 2.88
Fourth Quarter           $ 9.13         $ 4.50         $ 4.06      $ .88
-----------------------------------------------------------------------------

As of December 31, 1997 the Company's share price was $6.125.

-----------------------------------------------------------------------------
1996                     Common Stock (ACTT)           Warrants (ACTTW)
-----------------------------------------------------------------------------
                          High           Low            High       Low
-----------------------------------------------------------------------------
First Quarter/1/            -              -              -          -
Second Quarter           $ 3.63         $ 2.63         $ 0.88     $ 0.38
Third Quarter            $ 3.63         $ 2.75         $ 0.88     $ 0.50
Fourth Quarter           $ 3.75         $ 2.13         $ 0.55     $ 0.25
-----------------------------------------------------------------------------

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

Key ratios and statistics
Established operations are defined as "over 3 years old." New operations are defined as "under 3 years old."


Revenues - $000                                                1997              1996          % Change
---------------                                                ----              ----          --------
Established operations
     United States, United Kingdom                           $ 9,731            $5,793            68

New operations and products
     Netherlands, Australia, Belgium,
     France, Video and Internet                                  503               427            18
                                                        ----------------------------------------------------
Total revenues                                               $10,234            $6,220            65
                                                        ====================================================


Profit before taxes - $000                                     1997              1996          % Change
--------------------------                                     ----              ----          --------
Established operations                                        $1,490              $305            389
     United States, United Kingdom
New operations and products
     Netherlands, Australia, Belgium,
     France, Video and Internet                               (1,392)           (1,229)           (13)
                                                        ----------------------------------------------------
Total profit before tax                                           98              (924)           N/M
                                                        ====================================================

Return on sales (PBT divided by total                          1997              1996           Change
-------------------------------------                          ----              ----           ------
sales)%
-------
Established operations                                         14.6               4.9            +9.7
New operations - (combined)                                   (13.6)            (19.8)           +6.2
                                                        ----------------------------------------------------
Net return on sales                                             1.0             (14.9)          +15.9
                                                        ====================================================

N/M - not meaningful

Cost as a percentage of sales
The following table outlines certain items in the Company's income statement as a percentage of sales for each of the last two years:

                                              Years Ended December 31
                                                   1997      1996       Change
--------------------------------------------------------------------------------
Sales                                              100%       100%         -
Cost of teleconferencing services                 (46.2)     (58.0)      +11.8
                                              ----------------------------------
Gross profit                                       53.8       42.0       +11.8
Selling, general and administrative expenses      (39.3)     (37.1)       (2.2)
                                              ----------------------------------
Operating income before development costs          14.5        4.9        +9.6
Net development costs                             (13.6)     (19.8)       +6.2
                                              ----------------------------------

Net income before provision for taxes and
minority interest                                  0.9       (14.9)      +15.8
Minority interest and income taxes                (5.2)       (4.6)       (0.6)
                                              ----------------------------------
Net income (loss)                                 (4.3)      (19.5)      +15.2
                                              ==================================

Reconciliation of gross EBITDA (earnings before interest, taxes, depreciation, amortization, minority interest) before and after development costs is as follows:

$000                                                 1997       1996     Change
                                                     ----       ----     ------
Net income (loss) for the year                       (437)    (1,208)      771
Add interest                                           99         36        63
      taxes                                           333        164       169
      depreciation and amortization                   376        327        49
      development costs                             1,392      1,230       162
      minority interest                               203        120        83
                                                  ------------------------------
EBITDA before development costs                     1,966        669     1,297
  (deduct development costs)                       (1,392)    (1,229)     (163)
                                                  ------------------------------
EBITDA after development costs                        574       (560)    1,134
                                                      ===       =====    =====

EBITDA to total sales % (before development costs)   19.2       10.8       8.4
EBITDA to total sales % (after development costs)     5.6       (9.0)     14.6

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

Item 7.           Financial statements and supplementary data
                  -------------------------------------------


                                    Contents

Report of Independent Auditors..............................................20
Consolidated Balance Sheets ................................................21
Consolidated Statements of Operations.......................................22
Consolidated Statements of Shareholders' Equity.............................23
Consolidated Statements of Cash Flows.......................................24
Notes to Consolidated Financial Statements...............................25-35

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



                                                      ERNST & YOUNG LLP

Denver, Colorado
February 20, 1998

                          ACT Teleconferencing, Inc.

                          Consolidated Balance Sheets

                                                                           December 31,
                                                                     1997                1996
                                                               -----------------------------------
Assets
   Cash and cash equivalents                                       $   451,434    $    621,742
   Accounts receivable (net of allowances for doubtful               2,885,125       1,356,471
    accounts of $18,992 and $255,494 for 1997 and 1996,
    respectively)
   Prepaid expenses and other                                          203,673          55,994
   Inventory                                                           136,116         125,850
   Available for sale marketable securities                             50,000          50,000
                                                               -----------------------------------
Total current assets                                                 3,726,348       2,210,057

   Telecommunications equipment                                      2,651,395       1,664,697
   Office equipment                                                  1,910,606         702,019
   Less: accumulated depreciation                                   (1,094,938)       (736,556)
                                                               -----------------------------------
Total equipment-net                                                  3,467,063       1,630,160

Goodwill                                                               736,300         245,052
                                                               -----------------------------------
Total assets                                                        $7,929,711      $4,085,269
                                                               ===================================
Liabilities
   Notes payable                                                   $   540,014      $   74,784
   Accounts payable                                                  1,349,337         764,520
   Accrued liabilities                                                 777,526         339,299
   Current portion of long term debt                                   253,251         177,312
   Income taxes payable                                                293,238         156,991
                                                              ------------------------------------
Total current liabilities                                            3,213,366       1,512,906

Long-term debt                                                         613,714         395,960
Deferred income taxes                                                  117,454          41,042
Minority interest                                                      607,244         367,404

Shareholders' equity:
Preferred stock, no par value, 1,000,000 shares authorized                  -               -
          - none issued
Common stock, no par value, 10,000,000 shares authorized
  3,612,758 and 2,939,930 shares issued and outstanding in
  1997 and 1996, respectively                                        6,158,584       4,022,671
Accumulated deficit                                                 (2,729,069)     (2,292,261)
Currency translation adjustment                                        (51,582)         37,547
                                                              ------------------------------------
Total shareholders' equity                                           3,377,933       1,767,957

                                                              ------------------------------------
Total liabilities and shareholders' equity                         $7,929,711      $4,085,269
                                                              ====================================

See notes to consolidated financial statements.

                          ACT Teleconferencing, Inc.

                     Consolidated Statements of Operations


                                                                  Year ended December 31,
                                                                  1997               1996
                                                            -------------------------------------
Net revenues                                                   $10,234,403            $6,219,946

Costs and expenses:
   Cost of teleconferencing services                             4,727,236             3,604,729
   Marketing, general and administration                         5,408,940             3,538,866
                                                            -------------------------------------
Total costs and expenses                                        10,136,176             7,143,595

Income (loss) before income taxes and minority
   interest                                                         98,227              (923,649)

Income taxes                                                      (332,566)             (164,591)
Minority interest in earnings of consolidated subsidiary          (202,469)             (119,867)
                                                            -------------------------------------

Net (loss)                                                     $  (436,808)          $(1,208,107)
                                                            =====================================

(Loss) per common share                                             $(0.14)               $(0.41)
                                                            =====================================

Weighted average shares outstanding                              3,204,747             2,911,187

See notes to consolidated financial statements.

                          ACT Teleconferencing, Inc.

                Consolidated Statements of Shareholders' Equity

                                                     Common Stock
                                             -------------------------------
                                                                                                Currency
                                                                              Accumulated      Translation
                                                 Shares          Amount         Deficit        Adjustment          Total
                                             ---------------------------------------------------------------------------------
Balance at December 31, 1995                    2,318,000       $2,157,940     $(1,084,154)    $      -          $1,073,786

Shares issued for cash                            712,497        1,987,531          -                 -           1,987,531

Expiration of put issued in connection
with prior year acquisition                           -            125,000          -                 -             125,000

Reduction of purchase price related
to acquisition                                   (100,000)        (250,000)         -                 -            (250,000)

Cashless exercise of employee
stock options                                       8,333             -             -                 -                -

Exercise of employee stock options                  1,100            2,200          -                 -               2,200

Currency translation adjustment                       -               -             -            37,547              37,547

Net (Loss)                                            -               -         (1,208,107)           -          (1,208,107)
                                             ---------------------------------------------------------------------------------
Balance December 31, 1996                       2,939,930        4,022,671      (2,292,261)      37,547           1,767,957

Exercise of employee stock options                 43,500           52,000                                           52,000

Exercise of 1994 private placement warrants       514,950        1,520,834                                        1,520,834

Issuance of shares as fee to warrant
placement agent                                    33,000          115,500                                          115,500

Shares issued in connection with the
acquisition of MaTS Ltd.                           81,378          447,579                                          447,579

Currency translation adjustment                                                                 (89,129)            (89,129)

Net (Loss)                                                                        (436,808)                        (436,808)
                                             ---------------------------------------------------------------------------------
Balance December 31, 1997                       3,612,758       $6,158,584     $(2,729,069)    $(51,852)         $3,377,933
                                             =================================================================================

See notes to consolidated financial statements.

                          ACT Teleconferencing, Inc.

                     Consolidated Statements of Cash Flows

                                                                              Year ended December 31
                                                                             1997                 1996
                                                                    -----------------------------------------
Operating activities
Net (loss)                                                                 $(436,808)          $(1,208,107)
Adjustments to reconcile net income to
   net cash used for operating activities:
     Depreciation                                                            358,382               288,670
     Amortization of goodwill                                                 18,054                38,463
     Deferred income tax                                                      76,416                22,491
     Minority interest                                                       202,469               119,867
                                                                    -----------------------------------------
 Cashflows before changes in operating assets and liabilities                218,513              (738,616)
 Changes in operating assets and liabilities (Net of effect of business combinations):
     Accounts receivable                                                  (1,310,000)             (676,021)
     Inventory                                                                73,276               (14,376)
     Prepaid expenses and other assets                                      (124,612)              (25,774)
     Accounts payable                                                        424,460               162,867
     Accrued liabilities                                                     356,356               175,214
                                                                    -----------------------------------------
Net cash used for operating activities                                      (362,007)           (1,116,706)

Investing activities
Property and equipment purchases                                          (1,618,359)             (759,337)
Short Term Notes                                                             (26,739)                 -
Investment in marketable security                                               -                  (50,000)
Cash paid for MaTS acquisition net of cash acquired                         (101,257)                 -
                                                                    =========================================
Net cash used for investing activities                                    (1,746,355)             (809,337)

Financing activities
Net proceeds from issuance (repayment) of debt                               258,985               142,840
Net proceeds from issuance of common stock                                 1,688,334             2,115,473
                                                                    -----------------------------------------
Net cash provided by financing activities                                  1,947,319             2,258,313

Effect of exchange rate changes on cash                                       (9,265)                1,127

                                                                    -----------------------------------------
Net (decrease) increase in cash and cash equivalents                        (170,308)              333,397

Cash and cash equivalents, beginning of year                                 621,742               288,345
                                                                    -----------------------------------------
Cash and cash equivalents, end of year                                      $451,434              $621,742
                                                                    =========================================

See notes to consolidated financial statements.

Supplemental Cash Flow Information and Non Cash Investing and Financing Activities
                                                                          1997               1996
Capital asset and lease additions                                        432,127            208,805

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

Advertising Costs

The company expenses advertising costs as incurred. Total advertising expenses were $151,941 and $185,519 for the years ended December 31, 1997 and 1996 respectively.

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

                                                             December 31,
                                                         1997           1996
                                                     ---------------------------
Long term debt is summarized as follows:

Bank note payable, 1.5% over prime, (9.75% at
December, 1996) due in monthly principal amounts
of $834 plus interest, due August 31, 1999. The
loan agreement contains certain covenants, the
most restrictive of which includes maintenance of
certain financial ratios and a defined borrowing
base; additionally, the agreement limits payment
of dividends and repurchase or retirement of the
Company's stock.                                            -          25,814

Bank note payable, 10% (3.5% over bank's base rate
at December 31, 1997) due in monthly installments
of $990 plus interest, due December 31, 1998.           $21,790       $28,037

Bank note payable, 14.205%, due in quarterly
installments of $20,424 plus interest, due August
31, 1999.                                               136,158       228,867

Notes payable to vendors bearing interest at rates
from 16.125% to 18.102% due in monthly repayments
of $3,413 and due July and August, 2002. These
notes are collateralized by certain bridging
equipment held by ACT Teleconferencing Services,Inc.    133,044             0

Capitalized leases, at interest rates from 5% to
14%, due at various periods through 2002.               321,568       119,340

Capitalized leases, at interest rates from 17% to
24%, due at various periods through 2002.               231,540       140,029

Capitalized lease, at 29%, due December, 1999.           22,865        31,185
                                                    ----------------------------
Subtotal                                                866,965       573,272

                                                    ----------------------------
Less, current portion of long term debt                (253,251)     (177,312)

                                                    ----------------------------

Long term debt including capitalized leases            $613,714     $395,960
                                                    ============================

Total interest paid on notes and capitalized leases for the year ended December 31, 1997 and 1996 amounted to $99,496 and $36,253 respectively.



3. Commitments - operating and capitalized leases


Operating leases

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

Amortization related to these assets is included in depreciation for financial reporting purposes.

The following property is secured under capital leases:
                                                           December 31,
                                                         1997         1996
                                                    ----------------------------
Telecommunications and office equipment, computers
and furniture                                          $797,310     $385,368
Less accumulated depreciation                          (142,387)     (55,497)
                                                    ----------------------------
                                                       $654,928     $329,871
                                                    ============================

The aggregate minimum annual rental commitments as of December 31, 1997 are as follows:

                                                      Operating     Capital
                                                  ------------------------------
                                                        Leases       Leases
                                                  ------------------------------
       1998                                            $648,717     $235,778
       1999                                             479,092      216,735
       2000                                             410,840      132,503
       2001                                             275,742      115,641
       2002 and thereafter                              250,017       55,964
                                                  ------------------------------
       Total minimum lease payments                  $2,064,408     $756,621
                                                  ================
       Less amounts representing interest                           (180,648)
                                                                  --------------
       Present value of net minimum capital
          leases payments                                           $575,973
                                                                  ==============

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

Warrant Conversion - 1994, 1995 private placement and certain IPO warrants

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows:

                                              1997                 1996
                                              ----                 ----
Pro forma net (loss)                       $(714,230)           $(1,279,660)
Pro forma (loss) per share                   $(.22)               $(.44)

Because Statement 123 is applicable only to options granted subsequent to December 31, 1994, its pro forma effect will not be fully reflected until 1999.

A summary of the Company's stock option activity, and related information for the years ended December 31 follows:

                                       1997                    1996
                                       ----                    ----
                                         Weighted-Avg.            Weighted-Avg.
                                Options  Exercise Price  Options  Exercise Price
                                -------  --------------  -------  --------------

Outstanding-beginning of year   454,300     $2.53        221,000      $1.75
Granted                         325,100      5.62        410,800       2.98
Exercised                      (43,500)      1.20       (26,100)       2.00
Forfeited                       (5,500)      2.00      (151,400)       2.71
                               ---------               ----------

Outstanding-end of year         730,400     $4.02        454,300      $2.53
                                =======                  =======

Exercisable at end of year      186,350     $5.62        109,500      $1.50

Weighted-average fair value of
options granted during the year             $3.74                     $1.93
================================================================================

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

The provision for income taxes for the years ended December 31, is comprised of the following:

                                                       1997            1996
                                                 -------------------------------
               Current                             $  256,154     $  142,100
               Deferred                                76,412         22,491
                                                 -------------------------------
                                                   $  332,566     $  164,591
                                                 ===============================






(Income Taxes continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of December 31 are as follows:
                                                      1997              1996
                                                  ------------------------------
Deferred Tax Liabilities-Domestic
 Tax depreciation in excess of book depreciation    $(100,267)     $ (20,697)

Deferred Tax Assets-Domestic
  Net operating loss carry-forward                    926,714        716,081
  Reserves for doubtful accounts                        3,850         94,230
  Other                                                12,381          9,951
                                                  ------------------------------
                                                      942,945        820,262

Valuation allowance for deferred tax assets          (842,678)      (799,565)
                                                  ------------------------------

Net deferred tax-Domestic                           $       0      $       0
                                                  ==============================

Deferred Tax Liabilities-International
 Tax depreciation in excess of book depreciation    $(117,454)     $ (41,042)

Deferred Tax Assets-International
  Net operating loss carry-forward                    335,088        177,724
  Other                                                 3,234          1,069

Valuation allowance for deferred tax assets          (338,322)      (178,793)
                                                  ------------------------------
Net deferred tax liability-International            $(117,454)     $ (41,042)
                                                  ==============================

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

Presented below is certain segment information regarding the Company's United States and international operations:

For the year ended December 31, 1997:

                       International  United States  United States
                         Operations    Operations      Corporate     Total

Net revenues             $ 5,527,846   $4,706,557     $    --    $ 10,234,403

Income (loss) before
income taxes and
minority interest        $   526,531   $  175,624     $(603,928) $     98,227

Net Income (Loss)        $   (41,093)  $  175,624     $(571,339) $   (436,808)

Total assets             $ 4,483,424   $3,050,274     $ 396,013  $  7,929,711


For the year ended December 31, 1996:

                        International  United States  United States
                          Operations    Operations     Corporate       Total

Net revenues             $ 3,157,515   $ 3,062,431     $    --     $ 6,219,946

Income (loss) before
income taxes and
minority interest        $   113,128   $  (703,644)    $(333,133)  $  (923,649)

Net income (loss)        $   (51,463)  $   703,644)    $(453,000)  $(1,208,107)

Total assets             $ 2,027,236   $ 1,658,682     $ 399,351   $ 4,085,269

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

The acquisition was accounted for as a purchase as follows:
Consideration paid:
   Cash                                                           $ 155,474
   81,378 shares of common stock at $5.50                           447,579
   Acquisition costs                                                 31,822
                                                                -----------
                                                                  $ 634,875
                                                                ===========

Fair value of assets acquired:
   Fair value of equipment and other tangible assets               $125,575
   Goodwill                                                         509,300
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


11.  Defined Contribution Plan

The Company has a defined contribution 401(k) plan which allows eligible employees to contribute a percentage of their compensation and provides for certain discretionary employer matching contributions. For the years ended December 31, 1997 and 1996, the Company contributed $15,355.32 and $3,722.81, respectively.

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


Item 10.      Executive compensation
              ----------------------

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

Item 13.      Exhibits and reports on Form 8-K
              --------------------------------

Exhibit No.   Description
--------------------------
3.1**         Restated Articles of Incorporation of the Company dated April 15,
              1996

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

                                       ACT TELECONFERENCING, INC.

Date:  November 11, 1998               By       /s/ Gerald D. Van Eeckhout
                                       -----------------------------------------
                                       Gerald D. Van Eeckhout
                                       Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant, and in the capacities indicated on March 5, 1998.

Signature                                                   Title
---------                                                   -----

      /s/ Gerald D. Van Eeckhout      Chief Executive Officer and Director
------------------------------------- (Principal Executive Officer)
Gerald D. Van Eeckhout

      /s/ Gavin Thomson               Chief Financial Officer
------------------------------------- (Principal Financial & Accounting Officer)
Gavin Thomson

      /s/ Ronald J. Bach              Director
-------------------------------------
Ronald J. Bach

      /s/ James F. Seifert            Director
-------------------------------------
James F. Seifert

      /s/ Donald Sturtevant           Director
-------------------------------------
Donald Sturtevant

      /s/ Carolyn R. Van Eeckhout     Director
-------------------------------------
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