Form 10QSB
period 1998-09-30
ACT TELECONFERENCING INC
filed 1998-11-16
CIK 918709

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                  FORM 10-QSB
(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended September 30, 1998
                                      or
[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period From _______________ to
     ________________.

Commission file number  0-27560
                        -------

                          ACT Teleconferencing, Inc.
--------------------------------------------------------------------------------
          (Name of small business issuer as specified in its charter)

Colorado                                       84-1132665
--------------------------------              ----------------------------------
(State or other jurisdiction of               (IRS Employer Identification No.)
 incorporation or organization)


1658 Cole Blvd., Suite 130, Golden, Colorado   80401
--------------------------------------------------------------------------------
(Address of principle executive offices)      (Zip Code)


(303) 235-9000                                (303) 233-0895
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

As of October 31, 1998, 3,641,801 shares of the issuer's common stock were outstanding.

                         This report contains 15 pages

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

Item 1. FINANCIAL STATEMENTS

                          ACT TELECONFERENCING, INC.
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                                                September 30, 1998       December 31, 1997
                                                                                ------------------       -----------------
Assets
Current Assets:
   Cash and cash equivalents                                                    $         586,234         $        451,434
   Accounts receivable (net of allowances for doubtful accounts
     of $51,543 and $18,992 in 1998 and 1997 respectively)                              4,705,708                2,885,125
   Prepaid expenses                                                                       358,839                  203,673
   Inventory                                                                              178,105                  136,116
   Available for sale marketable securities                                                     -                   50,000
                                                                                ------------------------------------------
   Total current assets                                                                 5,828,886                3,726,348

Equipment:
  Telecommunications equipment                                                          4,264,934                2,651,395
  Office equipment                                                                      3,781,364                1,910,606
  Less:  accumulated depreciation                                                      (1,700,829)              (1,094,938)
                                                                                ------------------------------------------
  Total equipment - net                                                                 6,345,469                3,467,063

Other Assets:
  Goodwill                                                                                711,845                  736,300
  Deferred Items                                                                          244,371

                                                                                ==========================================
Total assets                                                                    $      13,130,571         $      7,929,711
                                                                                ==========================================

Liabilities and shareholders' equity Current liabilities:
  Notes payable                                                                 $         554,754         $        540,014
  Accounts payable                                                                      2,510,572                1,349,337
  Accrued liabilities                                                                   1,264,073                  777,526
  Current portion of long term debt                                                       330,364                  253,251
  Income taxes payable                                                                    687,623                  293,238
                                                                                ------------------------------------------
  Total current liabilities                                                             5,347,386                3,213,366

Long-term debt                                                                          4,287,686                  613,714

Deferred income taxes                                                                     123,252                  117,454

Minority interest                                                                         874,437                  607,244

Shareholders' equity:
  Preferred stock, no par value, 1,000,000 shares
     authorized; none issued Common stock, no par value;
     10,000,000 shares authorized 3,641,801 and 3.612,758
      shares issued and outstanding in 1998 and 1997, respectively                      6,787,855                6,158,584
  Accumulated deficit                                                                  (4,085,236)              (2,729,069)
  Currency translation adjustment                                                        (204,809)                 (51,582)
                                                                                ------------------------------------------
  Total Shareholders' equity                                                            2,497,810                3,377,933

                                                                                ==========================================
Total liabilities and shareholders' equity                                      $      13,130,571         $      7,929,711
                                                                                ==========================================

                           ACT TELECONFERENCING, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                            Three Months Ended September 30,
                                                                               1998                  1997
                                                                         ------------------     -----------------
Net revenues                                                             $       4,706,499      $    $ 2,612,841

Costs and expenses:
   Cost of sales                                                                (2,594,222)           (1,407,336)
   Marketing, general and administration expense                                (2,570,583)           (1,208,878)
                                                                         ------------------     -----------------
   Total costs and expenses                                                     (5,164,805)           (2,616,214)

Income (loss) before income taxes and minority interest                           (458,306)               (3,373)

Provision for income taxes                                                         (86,644)             (105,560)
                                                                         ------------------     -----------------

Income (loss) before minority interest                                            (544,950)             (108,933)
Minority interest in earnings of consolidated subsidiary                           (16,677)              (55,076)
                                                                         ------------------     -----------------

Net income (loss) for the quarter                                        $        (561,627)     $       (164,009)
                                                                         ==================     =================

Net income (loss) per share                                              $           (0.15)     $          (0.05)
                                                                         ==================     =================

Weighted average number of shares outstanding                                    3,635,952             3,393,001
                                                                         ==================     =================

                                                                             Nine Months Ended September 30,
                                                                               1998                  1997
                                                                          -----------------     -----------------
Net revenues                                                              $     13,565,028      $      7,235,069

Costs and expenses:
   Cost of sales                                                                (7,412,783)           (3,244,360)
   Marketing, general and administration expense                                (6,857,599)           (3,744,355)
                                                                          -----------------     -----------------
   Total costs and expenses                                                    (14,270,382)           (6,988,715)

Income (loss) before income taxes and minority interest                           (705,354)              246,354

Provision for income taxes                                                        (418,151)             (219,435)
                                                                          -----------------     -----------------

Income (loss) before minority interest                                          (1,123,505)               26,919
Minority interest in earnings of consolidated subsidiary                          (232,662)             (152,473)
                                                                          -----------------     -----------------

Net income (loss) for the quarter                                         $     (1,356,167)     $       (125,554)
                                                                          =================     =================

Net income (loss) per share                                               $          (0.37)     $          (0.04)
                                                                          =================     =================

Weighted average number of shares outstanding                                    3,622,785             3,099,087
                                                                          =================     =================

                           ACT TELECONFERENCING, INC
                     CONSOLIDATED STATEMENTS OF CASH FLOW
                                  (UNAUDITED)

                                                                             NINE MONTHS ENDED SEPTEMBER 30,
                                                                               1998                 1997
                                                                         -----------------   ------------------
OPERATING ACTIVITIES
Net income (loss)                                                            $ (1,356,167)          $ (125,554)
Adjustments to reconcile net income to net cash from
     operating activities:
    Depreciation                                                                  605,891              229,539
    Amortization of goodwill                                                       24,455               13,530
    Deferred income tax                                                             5,798               (1,656)
    Minority interest                                                             267,193              143,569
                                                                         --------------------------------------
    Cash flow before changes in operating assets and liabilities:                (452,830)             259,428

Changes in operating assets and liabilities (Net of effect of business combination):
    Accounts receivable                                                        (1,747,251)          (1,066,671)
    Inventory                                                                     (41,989)              (7,515)
    Prepaid expenses and other assets                                            (399,537)            (186,862)
    Accounts payable and accrued liabilities                                    1,647,780              332,800
    Income tax payable                                                            394,384               95,828
                                                                         --------------------------------------
Net cash used for operating activities                                           (599,443)            (572,992)

INVESTING ACTIVITIES
Property and equipment purchases                                               (3,484,297)            (929,097)
Investment in marketable security                                                  50,000
                                                                         --------------------------------------
Net cash used for investing activities                                         (3,434,297)            (929,097)

FINANCING ACTIVITIES
Net proceeds from issuance (repayment) of debt                                  3,692,495              197,883
Net proceeds from issuance of common stock                                        629,272            1,628,712
                                                                         --------------------------------------
Net cash provided by financing activities                                       4,321,767            1,826,595

Effect of change in exchange rate on cash                                        (153,227)            (149,277)

                                                                         --------------------------------------
Net (decrease) increase in cash and cash equivalents                            $ 134,800            $ 175,229
                                                                         ======================================

Cash and cash equivalents, beginning of year                                    $ 451,434            $ 621,742
Cash and cash equivalents, end of year                                            586,234              796,971

                                                                         --------------------------------------
Net (decrease) increase in cash                                                 $ 134,800            $ 175,229
                                                                         ======================================

                          ACT TELECONFERENCING, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary of a fair presentation have been included. Operating results for the nine-month period ending September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1997.

BUSINESS

ACT Teleconferencing, Inc (the Company) is engaged in the business of providing high-quality audio, data, and video conferencing products and services to business clients. The Company operates in the United States, Canada, the United Kingdom, the Netherlands, Belgium, France and Australia.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Management's Discussion and Analysis section of this report contains forward-looking statements, which are subject to certain risks and uncertainties. Certain such statements are repeated at the end of this Management's Discussion and Analysis section together with specific cautionary statements identifying factors that could cause actual results to differ materially from current expectations contained in each such statement. Forward-looking statements also may be implicit but not readily identified within the context of other statements. In general, among the factors that could affect the Company's actual results and could cause results to differ from those contained in the forward-looking statements are the continued ability of the Company to generate revenue growth in audio teleconferencing, the general rate of development of the market for videoconferencing services, the available opportunities to explore new international markets and the availability of financing to support growth. Other factors could also cause actual results to vary materially from the anticipated results covered in such forward-looking statements.

OVERVIEW

The Company completed another satisfactory quarter in terms of revenue growth. Third quarter 1998 revenues of $4.7 million grew by 80% over the third quarter of 1997, reflecting continued growth in the market for audio teleconferencing services, additional market share gains made by the Company and revenues from new international operations which grew tenfold over the previous period. Cumulative revenues for the nine months were $13.5 million (88% growth over 1997 revenues of $7.2 million).

Third quarter net loss after taxes and minority interest amounted to $561,627, a decline of $397,613 from the third quarter of 1997 but a slight improvement over second quarter 1998. This decline was due mainly to continued investment and start up costs absorbed in the Company's new operations based in New York, Paris, Amsterdam, Sydney, Toronto and Ottawa.

The Company anticipates continued significant forward growth in teleconferencing revenues in its established operations in North America and the United Kingdom. Revenues from these operations for the nine-month period grew by 56% while revenues from new operations grew by tenfold over the same period to $2.6 million. Development expenses incurred in connection with the entry into the French, Dutch, Canadian and Australian markets as well as the Company's new Internet and videoconferencing products and technologies; that expense amounted to approximately $2 million for the nine months to September 30, 1998 up from $932 thousand for the comparable prior period.

On July 14, 1998, the Company announced a three-year supply agreement with Concert Global Networks Limited ("Concert"), the British Telecom("BT")/MCI global services company, for Concert Audioconferencing Service. This service is scheduled to commence in the fourth quarter of 1998, and will be provided by the ACT centers in New York, Denver, London, Paris, Amsterdam, Sydney, Toronto and Ottawa. Following BT's purchase of MCI's interest, Concert is now owned solely by BT.

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

Market information currently available to ACT indicates that the effect of this transaction could be to increase ACT's revenues by approximately $40 million over a three-year period. Actual revenues will depend on customer usage and in-country penetration. Global presence and commitment to service excellence, innovation and quality were key factors in Concert's decision to award the contract to ACT. As a result of the Concert contract, the Company plans to continue to expand its geographic penetration over the next twelve months.

On September 1, 1998 the Company announced the opening of two offices in Canada, with the establishment of ACT Teleconferencing Canada Inc. in Toronto, and the acquisition of Advanced Multi-Point Conferencing based in Ottawa, Canada. In October the Company appointed Robert Aubry as Managing Director of the Canadian operations.

On September 22, 1998 the Company announced an agreement with GTE to become its preferred videoconferencing services provider. This agreement enhances ACT's worldwide video presence as ACT takes over GTE's existing videoconferencing bridges and deploys them in the United States, the United Kingdom, France, the Netherlands and Australia.

On October 22, 1998 ACT announced a videoconferencing distribution agreement with Toyoda Machinery USA to sell and market Toyoda's Virtual Tech video product line. This product is a two-way wireless audio and visual communication system which utilizes high tech video links on an ISDN network to transmit live images in a remote location to another facility. The Toyoda product boasts varied functions including remote diagnostics and immediate maintenance, training, inspections and videoconferencing. Depending upon market penetration. Plans for implementation are under way, but an immediate impact on revenues is not likely.

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


RESULTS OF OPERATIONS

Quarter Ended September 30, 1998, compared to Quarter Ended September 30, 1997

Net Revenues. Net Revenues increased by 80% to $4.7 million for the quarter ended September 30, 1998, compared to $2.6 million for the same period in 1997, primarily due to increased sales of audio teleconferencing services and video equipment. Revenue growth resulted from repeat sales to established customers, increased sales of enhanced services, sales to new customers and the impact of new international operations. Established operations accounted for 83% of the total revenue and increased by 52% over the quarter ended September 30, 1997. New operations accounted for 17% of the total revenue and increased more than tenfold to $700 thousand over the quarter ended September 30,1997.

Cost of Teleconferencing Services. Cost of teleconferencing services increased by 84% to $2,594,222 for the third quarter, compared to $1,407,336 for the quarter ended September 30, 1997. Gross profit percentage dropped from 46.1%in 1997 to 44.9% reflecting the impact of the UK move (see below) as well as low volumes in start up countries and the effect of lower margin video systems equipment. During the third quarter 1998, the United Kingdom commenced relocation to premises some three times larger than currently occupied incurring significant downtimes and reduced revenues.

Selling, General and Administrative Costs. Selling, General and Administrative expenses for the third quarter were $2,570,583, or 54.6% of revenue, compared to $1,208,878 or 46% of revenue for the third quarter of 1997. The 113% increase in such expenses reflects an aggressive marketing focus on audio and video conferencing sales efforts, as well as development costs for the Company's new business units in France, Australia and Canada and the entry into internet and video conferencing.

Income (Loss) Before Taxes and Minority Interest. Loss before taxes and minority interest amounted to $458,306, compared to a loss of $3,373 for the third quarter ending September 30, 1997. The increased loss of $454,933 was due to higher development costs and relocation expenses as described above.

Taxes on Income and Minority Interest.   Taxes on income and minority interest
amounted to $103,321 for the quarter ended September 30, 1998, compared to $160,636 for the quarter ended September 30, 1997. This reduction was primarily due to lower taxes paid on and minority interest in earnings achieved by the Company's 60% majority-owned United Kingdom operation. The Company paid no United States or other international income tax due to net operating losses incurred in its United States and other international operations in previous years.

Net income (loss). Net loss amounted to $561,627 for the quarter ended September 30, 1998 compared to $164,009 for the quarter ended September 30, 1997, a decline of $397,618. This increased loss was due mostly to the cost of absorbing new and developing international operations amounting to approximately $600,000 for the quarter as well as the cost of relocating UK operations.

NINE-MONTH PERIOD ENDED SEPTEMBER 30, 1998, COMPARED TO NINE-MONTH PERIOD ENDED SEPTEMBER 30, 1997.

Net Revenues. Net revenues increased by 87% to $13.6 million for the nine months ended September 30, 1998, compared to $7.2 million for the same period in 1997, primarily due to increased sales of audio teleconferencing services as described above. During this period, established operations accounted for 81% of net revenues which increased 54%, while new operations accounted for 19% of net revenues which increased to $2.45 million over the nine month period ended September 30, 1997. This continued increase is due to the aggressive sales and marketing stance adopted by the Company, especially in new operations.

Cost of Teleconferencing Services. Cost of teleconferencing services amounted to $7,412,783 compared to $3,244,360 or an increase of 128% for the nine-month period. Gross margin percentage (net revenues less costs of conferencing services divided by net revenues) decreased to 45.3%, compared to 55.2% achieved during the previous comparable period. As noted above, gross margin has been affected by the impact of international start ups in France, Canada and Australia which are still at relatively low volumes in comparison to fixed operational start up costs. Costs also increased for established operations due to the one-time charge to upgrade and relocate technical equipment for the Company's expanded Denver operations in the second quarter and for the expansion and relocation of UK operations in London in the third quarter.

Selling, General and Administrative Costs.   Selling, General and Administrative
expenses increased 83% to $6,857,599 and declined as a percentage of revenue to 50.6%, compared to $3,744,355 or 51.7% of revenue for the period ended September 30, 1997.

Income (Loss) Before Taxes and Minority Interest. Loss before taxes and minority interest amounted to $705,354, compared to income before taxes and minority interest of $246,354 for the nine month period ended 1997. The $951,708 decline was due to higher development costs and relocation expenses as described above.

Taxes on Income and Minority Interest. Taxes on income and minority interest amounted to $650,813 for the nine months ended September 30, 1998, compared to $371,908 for the nine months ended September 30, 1997, primarily due to taxes on and minority interest in earnings achieved by the Company's 60% majority-owned United Kingdom subsidiary which pays full tax.

Net Income (Loss). Net loss amounted to ($1,356,167) or an increase in loss of $1,230,613 compared to nine-month period ended September 30, 1997. As discussed above, this loss was due to the cost of international start ups in Australia, France and Canada as well as the effect of relocation charges, the investment in new and developing products in video and Internet conferencing and the effect of UK taxation and minority interest.

LIQUIDITY AND CAPITAL RESOURCES (FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998)

During the nine months ended September 30, 1998, net cash increased by $134,800 from December 31, 1997. At September 30, 1998, the Company had cash and cash equivalents of $586,234 compared to cash and cash equivalents on hand at December 31, 1997 of $451,434.

Cash used in operating activities before funding net operating assets amounted to $452,830 for the nine months ended September 30, 1998, compared to cash generated of $259,428 for the nine months ended September 30,1997. Cash after financing operating assets and liabilities amounted to a net outflow of $599,443 reflecting mainly the significant growth in accounts receivable, inventory and prepaid expenditures.

During the period, the Company invested $3.5 million in additional equipment, to provide new bridging technology, software and capacity to its United States, European and Asia Pacific operations. The gross cash outflow of $3.4 million (after capital investment and before financing arrangements) was funded by a combination of debt and lease finance amounting to $4.5 million and resulted in a net cash inflow (before effect of exchange rate changes) of $288,027.

The Company believes that, given the present rate of sales and profit growth in its core audio teleconferencing business as well as indicated volumes from certain contractual relationships, it will have access to sufficient cash resources to meet its needs for the next twelve months. The Company has further plans to expand capacity and open new operations in new geographic locations and to develop its videoconferencing and Internet conferencing businesses. These expansion plans will be financed using a mix of lease financing for capital equipment, the anticipated conversion of outstanding warrants and bank lines of credit. The Company is prepared to make other equity capital arrangements to ensure the Company can continue to build its teleconferencing platform beyond 1999.

On March 31, 1998 the Company raised net proceeds of $2.0 million pursuant to the completion of a subordinated debt financing arrangement executed with Sirrom Capital Corporation and Equitas LP based in Nashville, Tennessee. Documentation was completed during the second quarter. A further $500,000 was available under this arrangement and was drawn down during the third quarter. This financing has been used primarily to finance the growth in working capital due to sales growth.

In 1997 the Company completed a post-effective amendment registration statement to its initial public offering concerning 712,497 publicly traded warrants, which are exercisable until February 2, 1999 at $5.00 per share. The gross proceeds from the above warrants, should they be fully converted, would amount to approximately $3.5 million which would also be used to fund the geographical expansion of the business. As the exercise depends on the market price of the Company's common stock and the ability of the market to absorb additional float, we are unable to determine the actual degree to which these warrants will be exercised.

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

THE COMPANY BELIEVES THAT, GIVEN THE PRESENT RATE OF SALES AND PROFIT GROWTH IN ITS CORE AUDIO TELECONFERENCING BUSINESS, IT WILL HAVE ACCESS TO

SUFFICIENT CASH RESOURCES TO MEET ITS FINANCING NEEDS FOR THE NEXT TWELVE MONTHS. Failure to maintain ongoing profit margins or an increase in costs of expansion, resulting in a significantly higher level of cash utilization, could result in the Company deferring other expansion plans or could cause it to seek additional financing in the capital markets for its future growth plans and working capital needs.

THESE EXPANSION PLANS WILL BE FINANCED USING A MIX OF LEASE FINANCING FOR CAPITAL EQUIPMENT, THE ANTICIPATED CONVERSION OF OUTSTANDING WARRANTS AND BANK LINES OF CREDIT. THE COMPANY IS PLANNING TO MAKE OTHER EQUITY CAPITAL ARRANGEMENTS TO ENSURE THE COMPANY CAN CONTINUE TO BUILD ITS TELECONFERENCING PLATFORM BEYOND 1999. If the share price of the Company's common stock declines substantially or some other unforeseen event discourages warrant-holders from exercising all or a substantial part of these warrants, the Company would seek other financing for its growth or curtail its growth accordingly.

MARKET INFORMATION CURRENTLY AVAILABLE TO ACT INDICATES THAT THE EFFECT OF THIS TRANSACTION COULD BE TO INCREASE ACT'S REVENUES BY APPROXIMATELY $40 MILLION OVER A THREE-YEAR PERIOD. ACTUAL REVENUES WILL DEPEND UPON CUSTOMER USAGE AND IN-COUNTRY MARKET PENETRATION. AS A RESULT OF THE CONCERT CONTRACT, THE COMPANY PLANS TO CONTINUE TO EXPAND ITS GEOGRAPHIC PENETRATION OVER THE NEXT TWELVE MONTHS. The Company's failure or inability to continue its expansion into new markets will have an adverse impact on its penetration into markets that Concert services, that are not already served by the Company.

IN 1997 THE COMPANY COMPLETED A POST-EFFECTIVE AMENDMENT REGISTRATION STATEMENT TO ITS INITIAL PUBLIC OFFERING CONCERNING 712,497 PUBLICLY TRADED WARRANTS, WHICH ARE EXERCISABLE UNTIL FEBRUARY 2, 1999 AT $5.00 PER SHARE. THE GROSS PROCEEDS FROM THE ABOVE WARRANTS, SHOULD THEY BE FULLY CONVERTED, WOULD AMOUNT TO APPROXIMATELY $3.5 MILLION WHICH WOULD ALSO BE USED TO FUND THE GEOGRAPHICAL EXPANSION OF THE BUSINESS. If the share price of the Company's common stock declines substantially or some other unforeseen event discourages warrant-holders from exercising all or a substantial part of these warrants, the Company would seek other financing for its growth or curtail its growth accordingly.

                          PART II -- OTHER INFORMATION
                                     -----------------

ITEM 6(A).  EXHIBITS AND REPORTS ON FORM 10QSB

Exhibit No.  Description
3.1/2/       Restated Articles of Incorporation of the Company dated April 15,
             1996
3.2/2/       Bylaws of the Company, amended as of April 15, 1996
4.1/1/       Form of specimen certificate for Common Stock of the Company
4.2/1/       Form of Unit Purchase Option
4.3/1/       Impound Agreement
4.4/1/       Lock-up Letter Agreement
10.1/1/      Stock Option Plan of 1991, as amended, authorizing 400,000 shares of Common Stock for issuance under the Plan
10.2/1/      Form of Stock Option Agreement
10.3/1/      Form of Common Stock Purchase Warrant
10.10/1/     Split Dollar Insurance Agreement dated March 1, 1990, between the
             Company and Gerald D. Van Eeckhout
10.11/1/     Service Agreement dated April 10, 1992 between David Holden and
             ACT Teleconferencing Limited
10.19/3/     Stock Option Plan of 1996
10.20/4/     Stock Option Plan of 1996, as amended
10.21/5/     Employee Stock Purchase Plan
10.22/6/     Loan and Security Agreement dated March 31, 1998 and Form of Stock
             Purchase Warrant with Sirrom Capital Corporation and Equitas L.P.
10.23/6/     Loan Agreement with Key Bank, N.A.
10.24        Lease Commitment and Warrant with R.C.C. Finance Group Ltd.
10.25        Contract for the Supply of Conferencing Services Design Development
             and Information signed July 14, 1998 between ACT Teleconferencing
             Sevices, Inc. and Concert Global Networks Limited
10.26        Agreement for the Supply of Conferencing Services signed July 14,
             1998 between ACT Teleconferencing Services, Inc. and Concert Global
             Networks Limited
10.27        Agreement for Videoconferencing Equipment and Services (GTE Telephone
             Operating Companies) dated October 1, 1998
27.1         Financial Data Schedule

/1/Incorporated by reference, attached as an exhibit of the same number to our Registration Statement on Form SB-2, filed with the SEC on October 10, 1995, and amendments to the Form, SB-2, File No. 33-97908-D.

/2/Incorporated by reference, attached as an exhibit of the same number to the Company's Form 10-QSB for the Quarter ended March 31, 1996, File No. 0-27560, filed May 15, 1996.

/3/Incorporated by reference, attached as an exhibit to the Company's Schedule 14A Information filed with the SEC on April 30, 1997, File No. 0-27560.

/4/Incorporated by reference, attached as Exhibit 4.6 to the Company's Form S-8, File 0-27560, filed July 21, 1998.

/5/Incorporated by reference, attached as an Appendix A to our Schedule 14A Information filed with the SEC on April 15, 1998, File No. 0-27560.

/6/Incorporated by reference, attached an Exhibit of the same number to our Amendment No. 1 to Form 10-QSB for the Quarter ended June 30, 1998, File 0-27560, filed August 24, 1998 (originally filed under cover of Form SE on August 14, 1998).

ITEM 6(B).

On July 17, 1998, the Company filed an 8-K with the Securities and Exchange Commission reporting its supply agreement with Concert Global Networks, Ltd. to supply audioconferencing service for Concert Audioconferencing Service. Also on October 30, 1998 the Company filed an 8-K with the Securities and Exchange Commission reporting its acquisition of Advanced Multi-Point Conferencing.

                                  SIGNATURES

    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                      ACT TELECONFERENCING, INC.


DATE:  November 13, 1998              By: /s/ Gavin J. Thomson
                                         ---------------------
                                          Gavin J. Thomson,
                                          Chief Financial Officer
                                          (Duly authorized officer and
                                          Principal Financial Officer)

                               INDEX TO EXHIBITS

Exhibit No.    Description                                                                Page
-----------    -----------                                                                ----
3.1            Restated Articles of Incorporation of the Company dated April 15, 1996     Incorporated by reference
3.2            Bylaws of the Company, amended as of April 15, 1996                        Incorporated by reference
4.1            Form of specimen certificate for Common Stock of the Company               Incorporated by reference
4.2            Form of Unit Purchase Option                                               Incorporated by reference
4.3            Impound Agreement                                                          Incorporated by reference
4.4            Lock-up Letter Agreement                                                   Incorporated by reference
10.1           Stock Option Plan of 1991, as amended, authorizing 400,000 shares of
               Common Stock for issuance under the Plan                                   Incorporated by reference
10.2           Form of Stock Option Agreement                                             Incorporated by reference
10.3           Form of Common Stock Purchase Warrant                                      Incorporated by reference
10.10          Split Dollar Insurance Agreement dated March 1, 1990, between the
               Company and Gerald D. Van Eeckhout                                         Incorporated by reference
10.11          Service Agreement dated April 10, 1992 between David Holden and ACT
               Teleconferencing Limited                                                   Incorporated by reference
10.19          Stock Option Plan of 1996                                                  Incorporated by reference
10.20          Stock Option Plan of 1996, as amended                                      Incorporated by reference
10.21          Employee Stock Purchase Plan                                               Incorporated by reference
10.22          Loan and Security Agreement dated March 31, 1998 and Form of Stock         Incorporated by reference
               Purchase Warrant with Sirrom Capital Corporation and Equitas L.P.
10.23          Loan Agreement with Key Bank, N.A.                                         Incorporated by reference
10.24          Lease Commitment and Warrant with R.C.C. Finance Group Ltd.                Filed electronically
10.25          Contract for the Supply of Conferencing Services Design Development and    Filed electronically
               Information signed July 14, 1998 between ACT Teleconferencing Services,
               Inc. and Concert Global Networks Limited
10.26          Agreement for the Supply of Conferencing Services signed July 14, 1998     Filed electronically
               between ACT Teleconferencing Services, Inc. and Concert Global Networks
               Limited
10.27          Agreement for Videoconferencing Equipment and Services (GTE Telephone      Filed electronically
               Operating Companies) dated October 1, 1998
27.1           Financial Data Schedule                                                    Filed electronically