Form 10QSB/A
period 1998-09-30
ACT TELECONFERENCING INC
filed 1999-02-03
CIK 918709

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-QSB/A
                                    AMENDED
(Mark One)

[X]Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
   Act of 1934 For the Quarterly Period Ended September 30, 1998

                                      or

[_]Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
   Act of 1934 For the Transition Period From _______________ to
   ________________.

Commission file number  0-27560
                        -------

                           ACT Teleconferencing, Inc.
          (Name of small business issuer as specified in its charter)

Colorado                                       84-1132665
-----------------------------------            ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)


1658 Cole Blvd., Suite 130, Golden, Colorado   80401
--------------------------------------------------------------------------------
(Address of principle executive offices)       (Zip Code)

(303) 235-9000                                 (303) 233-0895
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

                           ACT TELECONFERENCING, INC.

                                 FORM 10-QSB/A
                                    AMENDED

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

Item 1. FINANCIAL STATEMENTS


                                                    ACT Teleconferencing, Inc.
                                                    Consolidated Balance Sheets
                                                            (Unaudited)

                                                                                  September 30, 1998       December 31, 1997
                                                                                  ------------------       -----------------
Assets
Current Assets:
   Cash and cash equivalents                                                      $          586,234       $         451,434
   Accounts receivable (net of allowances for doubtful accounts
     of $51,543 and $18,992 in 1998 and 1997 respectively)                                 4,705,708               2,885,125
   Prepaid expenses                                                                          358,839                 203,673
   Inventory                                                                                 178,105                 136,116
   Available for sale marketable securities                                                        -                  50,000
                                                                                  ------------------------------------------
   Total current assets                                                                    5,828,886               3,726,348

Equipment:
  Telecommunications equipment                                                             4,264,934               2,651,395
  Office equipment                                                                         3,781,364               1,910,606
  Less:  accumulated depreciation                                                         (1,700,829)             (1,094,938)
                                                                                  ------------------------------------------
  Total equipment - net                                                                    6,345,469               3,467,063

Other Assets:
  Goodwill                                                                                   711,845                 736,300
  Deferred Items                                                                             244,371
                                                                                  ------------------------------------------
Total assets                                                                      $       13,130,571       $       7,929,711
                                                                                  ==========================================

Liabilities and shareholders' equity
Current liabilities:
  Notes payable                                                                   $          554,754       $         540,014
  Accounts payable                                                                         2,510,572               1,349,337
  Accrued liabilities                                                                      1,264,073                 777,526
  Current portion of long term debt                                                          330,364                 253,251
  Income taxes payable                                                                       687,623                 293,238
                                                                                  ------------------------------------------
  Total current liabilites                                                                 5,347,386               3,213,366

Long-term debt                                                                             4,287,686                 613,714

Deferred income taxes                                                                        123,252                 117,454

Minority interest                                                                            874,437                 607,244

Shareholders' equity:
  Preferred stock, no par value, 1,000,000 shares authorized; none issued
  Common stock, no par value; 10,000,000 shares authorized
     3,641,801 and 3.612,758 shares issued and outstanding
     in 1998 and 1997, respectively                                                        6,787,855               6,158,584
  Accumulated deficit                                                                     (4,085,236)             (2,729,069)
  Currency translation adjustment                                                           (204,809)                (51,582)
                                                                                  ------------------------------------------
  Total Shareholders' equity                                                               2,497,810               3,377,933
                                                                                  ------------------------------------------
Total liabilities and shareholders' equity                                        $       13,130,571       $       7,929,711
                                                                                  ------------------------------------------

                          ACT Teleconferencing, Inc.
                     Consolidated Statements of Operations
                                  (Unaudited)

                                                                                Three Months Ended September 30,
                                                                                    1998                1997
                                                                              ---------------     ----------------
Net revenues                                                                  $     4,706,499     $      2,612,841

Costs and expenses:
   Cost of sales                                                                   (2,594,222)          (1,407,336)
   Marketing, general and administration expense                                   (2,570,583)          (1,208,878)
                                                                              ---------------     ----------------
   Total costs and expenses                                                        (5,164,805)          (2,616,214)

Income (loss) before income taxes and minority interest                              (458,306)              (3,373)

Provision for income taxes                                                            (86,644)            (105,560)
                                                                              ---------------     ----------------

Income (loss) before minority interest                                               (544,950)            (108,933)
Minority interest in earnings of consolidated subsidiary                              (16,677)             (55,076)
                                                                              ---------------     ----------------

Net income (loss) for the quarter                                             $      (561,627)    $       (164,009)
                                                                              ===============     ================

Net income (loss) per share                                                   $         (0.15)    $          (0.05)
                                                                              ===============     ================

Weighted average number of shares outstanding                                       3,635,952            3,393,001
                                                                              ===============     ================

                                                                                 Nine Months Ended September 30,
                                                                                    1998                1997
                                                                              ---------------     ----------------
Net revenues                                                                  $    13,565,028     $      7,235,069

Costs and expenses:
   Cost of sales                                                                   (7,412,783)          (3,244,360)
   Marketing, general and administration expense                                   (6,857,599)          (3,744,355)
                                                                              ---------------     ----------------
   Total costs and expenses                                                       (14,270,382)          (6,988,715)

Income (loss) before income taxes and minority interest                              (705,354)             246,354

Provision for income taxes                                                           (418,151)            (219,435)
                                                                              ---------------     ----------------

Income (loss) before minority interest                                             (1,123,505)              26,919
Minority interest in earnings of consolidated subsidiary                             (232,662)            (152,473)
                                                                              ---------------     ----------------

Net income (loss) for the quarter                                             $    (1,356,167)    $       (125,554)
                                                                              ===============     ================
Net income (loss) per share                                                   $         (0.37)    $          (0.04)
                                                                              ===============     ================
Weighted average number of shares outstanding                                       3,622,785            3,099,087
                                                                              ---------------     ----------------

                           ACT Teleconferencing, Inc
                     Consolidated Statements of Cash Flow
                                  (Unaudited)

                                                                               Nine Months Ended September 30,
                                                                                 1998                   1997
                                                                           -----------------       --------------
Operating activities
Net income (loss)                                                          $      (1,356,167)      $     (125,554)
Adjustments to reconcile net income to net cash from
     operating activities:
    Depreciation                                                                     605,891              229,539
    Amortization of goodwill                                                          24,455               13,530
    Deferred income tax                                                                5,798               (1,656)
    Minority interest                                                                267,193              143,569
                                                                           --------------------------------------
    Cash flow before changes in operating assets and liabilities:                   (452,830)             259,428

Changes in operating assets and liabilities (Net of effect of business combination):
    Accounts receivable                                                           (1,747,251)          (1,066,671)
    Inventory                                                                        (41,989)              (7,515)
    Prepaid expenses and other assets                                               (399,537)            (186,862)
    Accounts payable and accrued liabilities                                       1,647,780              332,800
    Income tax payable                                                               394,384               95,828
                                                                           --------------------------------------
Net cash used for operating activities                                              (599,443)            (572,992)

Investing activities
Property and equipment purchases                                                  (3,484,297)            (929,097)
Investment in marketable security                                                     50,000
Net cash used for investing activities                                            (3,434,297)            (929,097)
                                                                           --------------------------------------

Financing activities
Net proceeds from issuance (repayment) of debt                                     3,692,495              197,883
Net proceeds from issuance of common stock                                           629,272            1,628,712
Net cash provided by financing activities                                          4,321,767            1,826,595
                                                                           --------------------------------------
Effect of change in exchange rate on cash                                           (153,227)            (149,277)
                                                                           --------------------------------------
Net (decrease) increase in cash and cash equivalents                       $         134,800       $      175,229
                                                                           ======================================

Cash and cash equivalents, beginning of year                               $         451,434       $      621,742
Cash and cash equivalents, end of year                                               586,234              796,971

                                                                           --------------------------------------
Net (decrease) increase in cash                                            $         134,800       $      175,229
                                                                           --------------------------------------

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

YEAR 2000 COMPLIANCE

As the Year 2000 approaches, many date sensitive computer applications may fail because they are unable to process dates properly beyond December 31, 1999. Businesses will be required to devote significant resources to convert their information systems to meet Year 2000 requirements. We believe that our internal systems are Year 2000 compliant. However, we are significantly dependent upon external or third parties including electrical utilities, telecommunications, banking and financial services, airlines, and governmental agencies and institutions to provide services to us and to purchase services from us. Their failure to provide services to us due to Year 2000 problems could have a material adverse effect on our business, results of operations, and
financial condition.   Additionally, as these entities devote financial
resources to comply with Year 2000 requirements, the purchasing patterns of our customers may be affected as they may have reduced funds available to purchase our services, which could result in a material adverse effect on our business, results of operations, and financial condition.


We are continually evaluating all our systems to identify Year 2000 problems.
At this time, we are not aware of any issues that require remediation.   We
believe that our internal systems are Year 2000 compliant, and we have not incurred any material costs for remediation for Year 2000 issues. Although we have not yet identified any issues that would require remediation, we are currently estimating that the future costs to monitor, control, remediate, remove, and reinstall our systems to be Year 2000 compliant, to meet changing business conditions, to handle new business opportunities, and to address Year 2000 issues affecting our vendors and customers that may impact us will be $500,000 or less in 1999 and an additional $500,000 or less beyond 2000. Our review of potential business interruptions has not identified any likely interruptions. Such interruptions, if they occur, will depend, in part, on the handling of Year 2000 issues by our vendors and customers. Accordingly, we are uncertain at this time as to the monetary value and time period of any interruption due to Year 2000 problems. We will continue to review and reevaluate the potential costs of remediation and business interruptions. See "Business Year 2000 Compliance."

State of Readiness. Our principal information technology ("IT") systems have
-------------------
been developed intensively only over the last four years (with desktop based Year 2000 compatible software). From our incorporation in December 1989 to mid 1994, we satisfied our major systems requirements using manual or semi-automated computer and accounting systems. We are principally dependent on one of the leading audio conferencing bridge manufacturers, Compunetix, Inc., for our teleconferencing bridges. This manufacturer utilizes a non-IT system. We have requested Compunetix to verify and certify that all its embedded systems within our bridges are Year 2000 compliant. Compunetix has agreed to install Year 2000 compliant software by no later than June 30, 1999. To the best of our knowledge, we are not presently substantially dependent upon any other significant internal non-IT and/or embedded system which is not Year 2000 compliant.

Costs to Address Year 2000 Issues.  Except as noted above, we believe that our
----------------------------------
internal systems are Year 2000 compliant; and we have not incurred any material costs for remediation for the Year 2000. However, to address the impact of acquisitions, new facilities, and other contingencies, we estimate that the future costs to monitor, control, and remediate our systems to be Year 2000 compliant are not likely to exceed either $500,000 in 1999 or an additional $500,000 beyond 2000.

Risks of Year 2000 Issues.  Our dependence upon external or third parties is
--------------------------
significant. The major areas where a Year 2000 failure could have an effect on our business would be a failure in one or more of the following major industries or institutions on which we are dependent either as a supplier to us or as a customer:

  .     Electrical Utilities
  .     Telecommunications
  .     Banking and Financial Services
  .     Airlines
  .     Government Agencies and Institutions

Their failure to provide services to us due to Year 2000 problems could have a material adverse effect on our business, results of operations, and financial condition. As these entities devote financial resources to comply with Year 2000 requirements, changes in their customary purchasing patterns could result in a material adverse effect on our business, results of operations, and financial
condition.   The consequences of our dependence on external or third parties and changes in our customers' purchasing patterns is uncertain. We are formulating a formal contingency plan further described below to analyze and handle the uncertainty regarding any Year 2000 issues.

Contingency Plans.  Our future formal contingency plan for the Year 2000 will
------------------
continue to monitor all major risks for us on a proactive basis. We believe that we operate in a changing, high growth, volatile, and high risk environment, and our management will continually assess and address all risks (not only Year 2000 risks). Our market sector is a small niche component of the $700 billion annual worldwide telecommunications industry. All of our major service providers and most of our major customers are multinational entities that are substantially larger than us. We are largely dependent on our major service providers and customers. We intend to monitor our exposure and also take appropriate measures to ensure that we are not unduly dependent upon one particular customer or industry supplier. In anticipation of Year 2000, the following contingency plans are either being considered or implemented.

     . Restrictions will be imposed on travel for personnel on airline flights between December 15, 1999 and January 31, 2000.
     . Our cash in banks will be in reasonable sums in at least two major banks and in different corresponding banks overseas.
     . Uninterrupted power supply will be installed to give additional support to the operation of our bridges in all our locations.
     . A minimum of two telecommunications network providers will be connected at all major locations.
     . Operations centers will be stocked with food, water, and bedding, as they are currently for snowstorms, hurricanes, severe thunderstorms, and other natural disasters.
     . Vacations will be adjusted to make optimal use of downtime during this period.


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

                          PART II -- OTHER INFORMATION
                                     -----------------


Item 6(a).      EXHIBITS AND REPORTS ON FORM 10QSB
Exhibit No.     Description
3.1/2/          Restated Articles of Incorporation of the Company dated April 15, 1996
3.2/2/          Bylaws of the Company, amended as of April 15, 1996
4.1/1/          Form of specimen certificate for Common Stock of the Company
4.2/1/          Form of Unit Purchase Option
4.3/1/          Impound Agreement
4.4/1/          Lock-up Letter Agreement
10.1/1/         Stock Option Plan of 1991, as amended, authorizing 400,000 shares of Common Stock for issuance under the Plan
10.2/1/         Form of Stock Option Agreement
10.3/1/         Form of Common Stock Purchase Warrant
10.10/1/        Split Dollar Insurance Agreement dated March 1, 1990, between the Company and Gerald D. Van Eeckhout
10.11/1/        Service Agreement dated April 10, 1992 between David Holden and ACT Teleconferencing Limited
10.19/3/        Stock Option Plan of 1996
10.20/4/        Stock Option Plan of 1996, as amended
10.21/5/        Employee Stock Purchase Plan
10.22/6/        Loan and Security Agreement dated March 31, 1998 and Form of Stock
                Purchase Warrant with Sirrom Capital Corporation and Equitas L.P.
10.23/6/        Loan Agreement with Key Bank, N.A.
10.24           Lease Commitment and Warrant with R.C.C. Finance Group Ltd.
10.25           Contract for the Supply of Conferencing Services Design Development and
                Information signed July 14, 1998 between ACT Teleconferencing
                Services, Inc. and Concert Global Networks Limited
10.26           Agreement for the Supply of Conferencing Services signed July 14, 1998 between ACT Teleconferencing Services, Inc. and Concert Global
                Networks Limited
10.27           Agreement for Videoconferencing Equipment and Services (GTE Telephone
                Operating Companies) dated October 1, 1998
27.1            Financial Data Schedule

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



                                      ACT TELECONFERENCING, INC.


DATE:  January 31, 1999               By: /s/ Gavin J. Thomson
                                         ---------------------
                                              Gavin J. Thomson,
                                              Chief Financial Officer
                                              (Duly authorized officer and
                                              Principal Financial Officer)

                               INDEX TO EXHIBITS

Exhibit
No.   Description                                                                Page
----- -------------------------------------------------------------------------  ----------------------------
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