Form 10-K
period 1998-12-31
ACT TELECONFERENCING INC
filed 1999-03-31
CIK 918709

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-KSB

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the fiscal year ended    December 31, 1998
                                         ----------------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

          For the transition period from               to
                                         -------------    --------------

                         Commission File Number 0-14731
                                                -------

                           ACT Teleconferencing, Inc.
--------------------------------------------------------------------------------
          (Name of small business issuer as specified in its charter)

Colorado                                              84-1132665
--------------------------------------------          --------------------------------
(State or other jurisdiction of                       (IRS Employer Identification No.)
 incorporation or organization)

1658 Cole Boulevard, Suite 130, Golden, Colorado      80401
------------------------------------------------      -------------------------------
(Address of principle executive offices)              (Zip Code)

(303) 235-9000                                        (303) 233-0895
------------------------------------------------      --------------------------------
(Issuer's telephone number, including are code)       Issuer's facsimile number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class                                   Name of each exchange on which registered
None                                                  None
------------------------------------------------      --------------------------------

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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State issuer's revenues for its most recent fiscal year. $19,009,645
                                                             -------------

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. (See definition of affiliate Rule 12b-2 of the Exchange Act). Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the

                        This report contains 35 pages.

common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated. The aggregate market value of the voting stock held by non-affiliates of the Company as of March 26, 1999 was: $17,375,646.
                                                           -----------
Assumptions: All directors are affiliates, and the following officers are affiliates: David Holden, Charles T. Stout, Gene Warren and Gavin Thomson.

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

Yes [  ]    No [  ] n/a

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. Common Stock, no par value:
                                                   ---------------------------
4,316,446 shares as of March 26, 1999.
--------------------------------------

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

                      Documents incorporated by reference:

        Document                         Item(s) Into Which Incorporated
        --------                         -------------------------------
Proxy Statement to be used for the       Part III, Items 9 through 12 inclusive
 Annual Meeting of Stockholders to be
 held June 17, 1999 (the "Proxy
 Statement") to be filed with the SEC
 prior to May 10, 1999.

Amendment No. 1 on Form S-3 filed        Introductory Statement
 with the SEC on March 17, 1999, and
 any following amendments.


Transitional Small Business Disclosure Format (Check one):  Yes [ ]  No [X]

                           ACT Teleconferencing, Inc.

                                  Form 10-KSB

Table of Contents

PART I.                                                                         Page No.
                                                                                --------
     Item 1.           Business                                                     4
     Item 2.           Facilities                                                   8
     Item 3.           Legal proceedings                                            8
     Item 4.           Submission of matters to a vote of security holders          9

PART II.
     Item 5.           Market for registrants' common equity and related            9
                       stockholder matters
     Item 6.           Management's discussion and analysis of financial           10
                       condition and results of operations
     Item 7.           Financial statements and supplementary data                 15
                       (see Table of contents, page 19)
     Item 8.           Changes in and disagreements with accountants               28

PART III.
     Item 9.           Directors and executive officers of the registrant          29
     Item 10.          Executive compensation                                      29
     Item 11           Security ownership of certain beneficial owners and         29
                       management
     Item 12.          Certain relationships and related transactions              29
     Item 13.          Exhibits and reports on Form 8-K                            30

Introductory Statement

Except for historical information, the following description of our business contains forward-looking statements which involve risks and uncertainties. Our actual results could differ materially from those set forth in these forward-looking statements as a result of a number of factors, including those set forth in our registration statement, incorporated by reference to this 10KSB, filed on Amendment No. 1 on Form S-3 with the SEC on March 17, 1999, and any following amendments.

PART I

Item 1.  Business
         --------

General

ACT Teleconferencing, Inc. provides a broad range of high-quality audio, video and data teleconferencing services to multinational businesses and other organizations in the United States, Canada, United Kingdom, Netherlands, France, and Australia. We maintain operations centers in these countries, where we have installed and operate computer-managed telecommunications equipment known as bridges for audio conferencing, or in the case of video, multipoint control units, MCUs, for conducting multiparty conferences.

Our Actioncall(SM) audio conferencing service accommodates multiparty conferences from between 4 to 1,000 participants at a level of clarity not generally available on most office communications equipment. Audio conferencing enables sales, marketing, financial and production meetings, training, investor relations calls and other small or large meetings to take place where travel makes it impractical, inconvenient, or expensive to assemble a group. We offer a variety of conferencing services at different price levels depending on customer needs and business volume. Our customers include multinationals, banks, law firms, accounting firms, high tech companies and a variety of other businesses and entities.

We market our services and products through our North American, European, and Asia-Pacific marketing operations. We are actively pursuing a global expansion plan through the establishment of additional North American, European, and Asia-Pacific sales offices and operations centers.

We began providing audio conference calls for Concert Global Networks Limited, the global telecommunications company owned by British Telecommunications plc, as an outsource provider during the fourth quarter of 1998. In October 1998, we also agreed to provide video conferencing services for customers of GTE Telephone Operating Company.

Our video conferencing service commenced in 1996 in the United Kingdom. This service connects video conferencing participants by means of a video multipoint control units under the ActionViewSM brand name. We plan to extend videoconferencing service to additional locations, both international and domestic, during 1999.

We also offer a variety of audio and video teleconferencing products including the Tandberg, Picturetel, Polycom, and RSI brand names. These products are competitively priced, stand-alone audio and video conferencing systems. These video systems comply with international standards and are usually connected over an Integrated Services Digital Network service, ISDN service, which is available in most major metropolitan markets. Our audio and data teleconferencing services can be provided over any telephone network.

The Company and our Subsidiaries

We incorporated under the laws of Colorado in 1989, and commenced operations on January 2, 1990. Through a reorganization in October 1992, we acquired all of the outstanding shares of our related companies, which were owned by substantially the same shareholders who owned our shares, transferred our operating assets to our subsidiaries, and began operations as a holding company.

In 1992 we acquired 60% of ACT Teleconferencing Limited, a majority owned United Kingdom subsidiary to conduct operations in the United Kingdom. In July 1995 we acquired 100% of the issued share capital of NBS, Inc., a Minnesota corporation, and changed its name to ACT VideoConferencing, Inc. In September 1995 we commenced audio conferencing operations in Europe through a wholly owned subsidiary, ACT Teleconferencing B.V., a Netherlands corporation.

In May 1997 we formed ACT Teleconferencing (Pty) Limited, in Australia and purchased 80% of the issued share capital. In December 1997 we acquired 80% of the issued shares of Multimedia and Teleconferencing Solutions, Limited, MaTS, a value-added videoconferencing reseller based in the United Kingdom and changed
its name to ACT Business Solutions Limited.   In February 1998, we formed ACT
Teleconferencing France, S.A., for the purpose of operating a teleconferencing service in France.

In February 1998, we opened an office (and established an audio teleconferencing operations center) in New Jersey to serve the New York City area. In September 1998 we announced our expansion into Canada with the opening of a new facility in Toronto operated by ACT Teleconferencing Canada, Inc., a wholly owned subsidiary, and an agreement to acquire Ottawa's Advanced Multi-Point Conferencing, Inc. The acquisition of Advanced Multi-Point Conferencing was consummated in October 1998. We are planning expansion into Germany and Hong Kong during 1999, and have formed ACT Teleconferencing (Hong Kong) Limited in October 1998, a 100% owned subsidiary incorporated in Hong Kong.

We operate as a holding company for our wholly owned domestic and foreign subsidiaries and for our majority owned international subsidiaries. Our principal executive offices are located at 1658 Cole Boulevard, Suite 130, Golden, Colorado 80401, and our telephone number is (303) 235-9000.

We file annual, quarterly, and special reports, proxy statements and other information with the SEC. Our SEC filings are available to the public over the Internet at the SEC's web site at http://www.sec.gov. You may also read and copy any document we file with the SEC at its Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. You can also obtain copies of the documents at prescribed rates by writing to the Public Reference Section of the SEC at 450 Fifth Street, N.W., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the operation of its Public Reference Room. Our SEC filings are also available at the office of the National Association of Securities Dealers, Inc. For more information on obtaining copies of our public filings at the National Association of Securities Dealers, Inc., you should write to National Association of Securities Dealers, Inc., 1735 K Street, N.W., Washington, D.C. 20006.

Our Plan of Business

Key elements of our business strategy are:
 . to establish ourselves globally as a recognized provider of reliable, high quality, competitively priced audio, video, and data conferencing services and products;
 .  to position ourselves as a single-source provider of customized solutions for customer conferencing needs;
 . to maintain the technical expertise necessary to evaluate and implement conferencing and communications technologies to serve our customers' requirements; and
 . to expand operations in line with available capital and market opportunities through geographic expansion, internal development, and acquisitions.

We intend to expand our domestic and international audio, video, and data conferencing operations by establishing or acquiring additional equipment and operators in selected cities in North America, Europe, and the Asia-Pacific area. These plans, as and when fulfilled, will permit us to expand services to existing multinational customers, secure larger numbers of new customers, and reduce unit operations costs as volumes grow.

Background

Early forms of conference calls depended on the skills of a telephone company operator using manually operated equipment. In the 1980s, the availability of more reliable teleconferencing equipment prompted the growth of independent teleconferencing providers.

Since the early 1980s, awareness and acceptance of teleconferencing and innovations in audio, data, and video communications and the rapid growth of internet applications have resulted in a significant increase in the use of teleconferencing. New digital equipment allows full-duplex transmission (simultaneous transmission and reception) and clarifies and equalizes sound volume among participants. Dial-in and dial-out connections are offered so that users may participate either by awaiting a call or by setting up their own conferences. Digital recording, voting, polling, and expanded capacity for larger conferences are also offered.

Advances in technology and changes in workstyles have also contributed to the increased use of teleconferencing. Decentralized and networked management information systems have provided faster access to data enabling faster decision making.

Teleconferencing provides a vehicle for bringing decision makers together more frequently, at lower cost, with fewer scheduling conflicts than is possible for face-to-face meetings. Many organizations looking for increased productivity are using teleconferencing as a convenient, lower-cost alternative for sales, marketing, operations, financial review, training programs, investor presentations, press conferences, workshops, seminars, and board or other meetings.

Increased competition among various telephone carriers has improved the quality and availability of basic telephone service and a number of relatively small companies have created a small market niche for teleconferencing services in the United States, Canada, the United Kingdom and elsewhere, despite the size and financial strength of major telecommunications companies. Teleconferencing is also available in continental Europe and Asia-Pacific, but it is not yet widely used and holds the potential for rapid growth.

Products and Services

We offer a broad range of products and services, primarily to corporate business clients and institutions through our internal sales staff. Revenues are earned by charging clients a fee per minute plus charges related to transmission costs. We obtain volume discounts on long-distance transmission from long-distance telephone companies, and we sell that service to our customers.

In addition to basic conference call services, we offer a range of enhanced services that allow customers to specify a particular feature for a conference. For example, we will place reminder calls, conduct electronic polling, record the conference, make it available for dial-in access and digital playback to persons unable to participate. For high-volume customers who prefer to own their own equipment, we provide services for the purchase, installation, and operation of the equipment and also contract to operate the bridge for the customer. We also provide conference call services on an outsourced basis to certain major telecommunications companies. We are an authorized distributor of desktop conference telephones and video conferencing equipment that provide enhanced visual and sound quality.

Video conferencing has grown substantially since its first introduction in the 1980s. The earliest applications involved expensive systems in dedicated locations used primarily for large group conferences. The market has evolved with the development of small group systems (two to eight individuals). More recently available are relatively inexpensive desktop systems. Virtually all manufacturers of these systems use the H.320 standard for compression/decompression of video signals in conjunction with personal computers. The video and data conferencing market is expected to show substantial growth as internet and desktop applications evolve.

We have devised and implemented a quality management program to track the results of internal operations, assess service quality, and measure customer satisfaction.

Marketing and Principal Customers

We have adopted a strategy of developing and providing reliable, high quality services to create and maintain relationships with our clients and to foster client loyalty that results in repeat usage. We market our teleconferencing services directly through our own employees and through a commission-based referral arrangement with various long-distance carriers.

We extend credit to all our major customers. Infrequent users of audio teleconferencing bill their calls to a major credit card. Other customers are granted credit based upon individual creditworthiness.

In July 1998, we entered an agreement with Concert Global Networks Limited, Concert, to provide global audioconferencing services to Concert's worldwide customer base through our centers in Denver, London, Paris, Amsterdam and Sydney. Concert, which on the date of the agreement was owned by British Telecommunications plc, and MCI Telecommunications Corporation, MCI, serves over 4,000 multinational customers in 30 countries. Prior to MCI's merger into MCI World Com, Inc., MCI World Com, on September 14, 1998, British Telecommunications purchased MCI's 24.9% interest in Concert and now owns 100% of Concert. This ownership change did not impact our agreement with Concert. Services under the Concert Global agreement commenced in the fourth quarter of 1998 via in-country distributors, including British Telecommunications (U.K.), MCI WorldCom (USA), Telefort (Netherlands), Cegetel (France), Viag (Germany), and others. In 1998 AT&T announced plans to join with British Telecommunications in promoting the global services of Concert to AT&T customers.

In September 1998, we announced an agreement with GTE Telephone Operating Companies to acquire GTE's video conferencing equipment and provide video conferencing bridge services to GTE's customers. In October 1998, we entered a videoconferencing distribution agreement with Toyoda Machinery USA to sell Toyoda's Virtual Tech video product line for remote diagnostics and related services.

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

Competition

We believe the principal competitive factors in the teleconferencing market are reputation, service quality, reliability, price, and name recognition. The location of an operations center can also be a competitive factor as a local presence can reduce transmission charges. A local sales office makes local marketing more personal and effective. The Company offers price-competitive services as well as enhanced services at higher pricing.

To the extent that smaller, more innovative service companies are creating a niche market, this industry can be viewed as significant and emerging. To the extent that carriers such as AT&T, British Telecom, MCI, and Sprint provide these services, the market can be viewed as part of the telecommunications industry. Competition, therefore, is on two levels: with carriers as part of a broad base of communication service and with relatively new and smaller enterprises catering specifically to the teleconferencing application. Despite the size and name recognition of the long-distance companies, the Company believes its primary competition comes from smaller teleconferencing services companies similar to itself.

The major telecom companies have had both positive and adverse effects on the Company's business. Through sizable advertising budgets and marketing resources, the telephone utilities have stimulated the market for conferencing, thereby providing smaller companies with a large market. Although large long-distance line capacity enables major companies to offer a price advantage to high-volume customers, higher prices are generally charged to smaller and medium volume customers. This creates a pricing niche that enables the Company and others to compete for the teleconferencing business of medium and smaller volume customers.

Additional competition will also develop from more sophisticated telephone sets, private branch exchange or PBX systems, and customer-owned bridges. Currently, most business desk telephones can conference three lines. PBX systems are able to conference several calls in addition to those connected on a handset, and the technology is available to enhance PBX capability up to six calls. PBX-handled conference calls typically have poor sound quality, as the addition of each line weakens the overall sound volume.

Intellectual Property

We seek to protect our proprietary information and business practices as trade secrets. Our United Kingdom subsidiary has a British trademark for "CONFERCALL," and we own British trademarks for "ACT" and "ACTIONCALL," which we license to the United Kingdom subsidiary. "ACT Teleconferencing" is trademarked in the Benelux countries. "ACT" is not trademarked in the United States since a wide variety of companies use "ACT" in their corporate name or advertising; however, we believe we are the only enterprise currently using "ACT" in the teleconferencing industry. Nevertheless, other enterprises' common usage of "ACT" makes trademark protection or the defense of our use prohibitively expensive. We have developed customized copyrighted software, which we consider proprietary, for service and quality control functions, and have also developed technical know-how with respect to the operation of telecommunications equipment. We require each of our employees to execute a nondisclosure agreement for the protection of our confidential information. There can, however, be no assurance that we will be able to protect our proprietary information, business practices, or trademarks from a competitor's use, or that we would be successful in any litigation we might bring to protect our proprietary information, business practices, or trademarks. We hold no patents.

Regulation

Government regulation or licensing currently has no material impact on the delivery of teleconferencing services in the United States, the United Kingdom, Canada, Europe, or Australia, where we now conduct our business, or in other countries of the Asia-Pacific area where we may consider future expansion.

Employees

As of December 31, 1998, we had 237 employees (221 full time and 16 part time) :
91 in North American operations; 124 in our European operations, and 15 in our Asia Pacific operations. Of the 237 total worldwide employees, 134 are in teleconferencing operations, 60 are in sales and marketing, and 43 are in management and administration.


Item 2.  Facilities
         ----------

We currently lease office and operations space at our locations in Denver, metropolitan New York, Toronto, Ottawa, London and Bracknell, England, Amsterdam, Brussels, Sydney, Adelaide and Paris. All operations are in quality office locations close to the city center. These leases all expire or are renegotiable over the next five years. Forward lease commitments are not significant in relation to total ongoing operating expenses and all lease costs are in line with generally available market rentals.


Item 3.  Legal proceedings
         -----------------

We are not involved in any material legal proceedings.

Item 4.  Submission of matters to a vote of security holders
         ---------------------------------------------------

During the fourth quarter of its fiscal year ended December 31, 1998, we did not submit any matter to a vote of security holders.

PART II

Item 5.  Market for common equity and related stockholder matters
         --------------------------------------------------------

Our common shares have been traded on the Nasdaq SmallCap Market under the symbol ACTT since March 11, 1996. For the period from January 1, 1998 through December 31, 1998 the high and low closing sales prices for our common stock for each quarter as reported by NASDAQ were:

----------------------------------------------------------------------------------------------------------
1998                                  Common Stock (ACTT)                           Warrants (ACTTW)
----------------------------------------------------------------------------------------------------------
                                 High                     Low                    High               Low
----------------------------------------------------------------------------------------------------------
First Quarter                    $10.00                   $5.88                  $5.38              $2.50
Second Quarter                   $11.63                   $8.00                  $6.63              $3.50
Third Quarter                    $10.63                   $6.50                  $5.88              $2.19
Fourth Quarter                   $ 7.25                   $5.25                  $3.25              $0.50
----------------------------------------------------------------------------------------------------------

As of December 31, 1998 the Company's share price was $5.25.

----------------------------------------------------------------------------------------------------------
1997                                  Common Stock (ACTT)                           Warrants (ACTTW)
----------------------------------------------------------------------------------------------------------
                                 High                     Low                    High              Low
----------------------------------------------------------------------------------------------------------
First Quarter                   $ 5.00                   $2.88                  $ .75              $ .25
Second Quarter                  $ 7.50                   $4.99                  $2.25              $ .75
Third Quarter                   $13.05                   $8.25                  $7.31              $2.88
Fourth Quarter                  $ 9.13                   $4.50                  $4.06              $ .88
----------------------------------------------------------------------------------------------------------

Stockholders.  As of December 31, 1998 we had approximately 100 common
------------
stockholders of record and an estimated 350 additional beneficial holders whose stock was held in street name by brokerage houses for a total of 450 stockholders.

Warrant holders. There were approximately 175 warrant holders as of December 31,
---------------
1998. Our publicly traded warrants expired on February 2, 1999. During 1998 and early 1999 a total of 546,947 warrants converted at an exercise price of $5.00 resulting in an increase in shareholder's equity of $2,707,416.

Dividends.  We have never paid any dividends on its common stock and expects for
---------
the foreseeable future to retain all of its earnings from operations for use in expanding and developing its business. Any future decision as to the payment of dividends will be at the discretion of our board of directors and will depend upon our earnings, financial position, capital requirements, plans for expansion and such other factors as the board of directors deems relevant.

Sales of unregistered securities
--------------------------------

On December 31, 1998, we initiated a private offering of 250,000 units, each comprised of one share of common stock and one warrant to purchase one share of common stock. The units were offered at $5.50 each, which was the average closing price of our common stock on the Nasdaq Small Cap Market for the preceding 10 trading days. The warrants are exercisable at $7.00 and expire December 31, 2003. The shares and the shares underlying the warrants entitle the holder to piggyback registration rights from June 30, 1999, through December 31, 2003. The offering was structured on a minimum/maximum basis with the minimum comprised of 80,000 units (gross proceeds of $440,000) and a maximum of 250,000 units (gross proceeds of $1,375,000). As of the closing date of February 16, 1999, 109,912 units were subscribed for total gross proceeds of $604,516.

Item 6.  Management's discussion and analysis of financial condition and results
         -----------------------------------------------------------------------
of operations
-------------

Overview

We completed another year of high revenue growth and rapid geographic market expansion. The size of our net operating loss, increased due mainly to the effect of entry into international markets which cost $2.6 million in development costs. Total revenues grew by 86%, reflecting growth in the market as well as additional market share gains we made and new country expansion. Revenues in the United States grew by 73% while international revenues grew by over 97%. Development expenses incurred with the entry into French, Australian, and Canadian markets as well as the losses from our video equipment operations amounted to approximately $2.6 million.

Our policy with regard to international expansion is to enter countries with developed infrastructures where there is an expectation for rapid and high growth in demand for audio, video, and data conferencing services. We will also continue to develop our United States and United Kingdom audio and video operations, which are large and competitive markets.

Due to the costs of establishing a global audio platform, we have for the past two years put global growth considerations ahead of profit criteria. Over the past two years we have grown from our previous three locations (in Denver, London and Amsterdam) to ten locations. The additional seven locations are in New York, Toronto, Ottawa, Bracknell (UK), Paris, Sydney, and Adelaide. In 1999 we will open in Dallas and Hong Kong for a total of 12 operations centers. We also operate sales offices in Brussels and Frankfurt.

Although all of the audio conferencing markets entered show excellent potential, and operating installation has been satisfactory, progress in certain markets has been slower than anticipated. In 1999 new country development costs will slow, however ongoing development of markets already entered will cost us approximately $2 million during 1999. In order for us to show improved earnings growth, no further increases in new operations are being targeted and total new development costs are being limited to approximately 8% of total revenues.

The global videoconferencing market continues to achieve substantial real growth annually. We entered the global video bridging services market with the acquisition of a videoconferencing network from GTE telephone operating companies. We have made excellent progress in establishing our global video services bridging operation to supplement our London operations. Our new opening in Dallas, Texas, holds potential for approximately $1 million in new revenues during its first year of operation.

Developments in the video equipment business have also been slower than anticipated. Although the market continues to grow, video equipment hardware margins are falling and sales are inconsistent as the market waits for new developments to occur in internet and personal computing based equipment. As a consequence, we plan to limit our participation in this market sector, allowing our operating managers to concentrate their efforts on the service business.

Components of Revenue and Expense

We derive revenues principally from fees charged to clients for audio teleconference "bridging" services which connect multiple parties to a conference call, from charges for enhanced services, and from re-billing transmission charges. The costs of sales consist of transmission, depreciation, and operator salaries. Selling, marketing, general, and administrative expenses consist of salaries, benefits, and general office expenses of our administrative, marketing, and sales organizations.

Results of Operations

Fiscal Year Ended December 31, 1998, Compared to Fiscal Year Ended December 31, 1997

Net Revenues. Net revenues increased 86% to $19 million for the year ended December 31, 1998, compared to $10.2 million for 1997. As in 1997, revenue growth resulted from increased service business to established customers and increased revenues from higher priced enhanced services as well as from sales to new customers. During the year ended December 31, 1998, United States audio conferencing operations accounted for 43% of net revenues, compared to 45% for 1997. United States net revenues for the year ended December 31, 1998, increased by 73% over net revenues for the prior year. International net revenues for the year ended December 31, 1998, increased by 97% over 1997 and presently make up 57% of total revenues compared to 55% in the previous year.

Cost of Teleconferencing Services. Cost of teleconferencing services increased 130% to $10.9 million for the year ended December 31, 1998, compared to $4.7 million for the prior year, reflecting mainly volume increases in sales of teleconferencing services, but also cost inefficiencies and downtime due to the expansion of three offices in Denver, London, and Amsterdam, cost of new operations in 7 additional locations and lower margin video equipment sales. Cost of teleconferencing services represented 57% of net revenues for the year ended December 31, 1998, compared to 46% of net revenues for 1997. Gross margin percentage (net revenues less costs of conferencing services divided by net revenues) for the year ended December 31, 1998, was 43%, versus 54% during the prior year. Future long-term increases in gross margin should be sustained as we add new locations, increase capacity, and gain improved volume recovery over our fixed and semi-fixed costs.

Marketing, General and Administrative. Marketing, general, and administrative expenses for the year ended December 31, 1998 were $9.6 million, or 51% of revenue, compared to $5.4 million or 54% of revenue for 1997. The 78% increase in such expenses reflects the continued additional investment in established operations as well as the start up of our new business units in Europe and Australia. As these costs are now generally more fixed than variable, it is anticipated that they will, in future years, continue to show a lower growth rate and comprise a lower percentage of sales as our total revenue continue to grow.

(Loss) Before Taxes and Minority Interest. Loss before taxes and minority interest increased by $1,623,695 to $1,525,468 for the year ended December 31, 1998, compared to profit before taxes and minority interest of $98,227 for 1997. Loss before taxes and minority interest for the year ended December 31, 1998 includes the costs of approximately $2.6 million from the ongoing development of European, Australian, Canadian, and Asia Pacific operations.

Taxes on Income. Taxes on income increased to $401,762 for the year ended December 31, 1998, compared to $332,566 for 1997, due to increased income earned by our 60% majority-owned United Kingdom subsidiary. We paid no other income taxes due to current year losses and a tax loss carry-forward of approximately $7.0 million.

Net Loss for the Year. The net loss for the year of $2,117,125 increased by $1,680,317 from the previous year mainly due to the development costs incurred as described above.

Key ratios and statistics
Established operations are defined as "over 3 years old." New operations are defined as "under 3 years old."

Revenues - $000                                1998            1997            1996        1998 % Change    1997 % Change
---------------                                ----            ----            ----        -------------    -------------
Established operations:
United States, United Kingdom,
 Netherlands                                  $15,662         $ 9,731          $5,793              61%              68%


New operations:
Australia, France, Canada, Video                3,347             503             427             565%              18%
                                           -----------------------------------------------------------------------------
Total revenues                                $19,009         $10,234         $ 6,220              86%              65%
                                           =============================================================================
Profit before taxes - $000
--------------------------
Established operations:
United States, United Kingdom,
 Netherlands                                  $ 1,331         $ 1,490         $   305             (11%)            389%
New operations:
Australia, France, Canada, Video               (2,856)         (1,392)         (1,229)            105%             (13%)
                                           -----------------------------------------------------------------------------
Total profit before tax                       ($1,525)        $    98           ($924)            N/M              N/M
                                           =============================================================================


Return on sales %
-----------------
(PBT divided by total sales)
---------------------------
Established operations                             7.0              14.6               4.9
New operations - (combined)                      (15.0)            (13.6)            (19.8)
                                          ---------------------------------------------------
Net return on sales                               (8.0)              1.0             (14.9)
                                          ====================================================
(N/M - not meaningful)

Cost as a percentage of sales
The following table outlines certain items in our income statement as a percentage of sales for each of the last three years:

                                                                      Years Ended December 31
                                                                1998                   1997                   1996
---------------------------------------------------------------------------------------------------------------------
Sales                                                            100%                   100%                   100%
Cost of teleconferencing services                                (57)                   (46)                   (58)
                                                  --------------------------------------------------------------------
Gross profit                                                      43                     54                     42
Selling, general and administrative expenses                     (37)                   (39)                   (37)
                                                  --------------------------------------------------------------------
Operating income before development costs                          6                     15                      5
New development costs                                            (14)                   (14)                   (20)
                                                  --------------------------------------------------------------------
Net income before provision for taxes and                         (8)                     1                    (15)
   minority interest
Minority interest and income taxes                                (3)                    (5)                    (5)
                                                  --------------------------------------------------------------------
Net (loss)                                                       (11)                    (4)                   (20)
                                                  ====================================================================

Reconciliation of gross EBITDA (earnings before interest, taxes, depreciation, amortization, minority interest) before and after development costs is as follows:

$000 Year ended December 31:                                 1998                    1997                    1996
                                                             ----                    ----                    ----
Net income (loss) for the year                             ($2,117)                  ($437)                ($1,208)
Add interest                                                   532                      99                      36
taxes                                                          401                     333                     164
depreciation and amortization                                  933                     376                     327
development costs                                            2,637                   1,392                   1,230
minority interest                                              190                     203                     120
                                                         -----------------------------------------------------------
EBITDA before development costs                              2,576                   1,966                     669
  (deduct development costs)                                (2,637)                 (1,392)                 (1,229)
                                                         -----------------------------------------------------------
EBITDA after development costs                                 (61)                    574                    (560)
                                                         ============================================================

EBITDA to total sales % (before development costs)            13.6                    19.2                    10.8

EBITDA to total sales % (after development costs)              0.0                     5.6                    (9.0)

We regard EBITDA (before and after development expenses) as an important indicator of progress in established operations. EBITDA from established operations grew by over 39.6% reflecting improvements in profitability as well as increased interest, depreciation, amortization, minority and development charges. However, EBITDA should not be considered in isolation to, or be construed as having greater significance than, other indicators of our performance.

Cashflow, Liquidity and Capital Resources

During the year ended December 31, 1998, net cash and cash equivalents on hand decreased by $82,026. At December 31, 1998, we had cash and cash equivalents of $369,407 compared to $451,434 in 1997. Operating cashflow increased by $119,643 due to the increase in debt-free financing from 1997.

We also invested a total of $2,427,780 in additional telecommunications equipment, software, and office equipment, principally in telecommunications systems that provide new technology and capacity for the United States, Canada, the United Kingdom, Europe, and Asia Pacific. Our total cash requirements were funded using a mix of equity financing (via conversion of certain share warrants) and certain lease and debt financing.

We have further plans to expand capacity, open new operations in new international locations, and develop our videoconferencing business. We have a policy towards establishing financing which includes targeting an appropriate mix of debt and equity finance with a debt to equity ratio below 25%. Expansion plans will continue to be financed using an appropriate mix of internally generated cash from operations, lease financing for capital equipment and the conversion of certain share warrants which expired in February 1999. This conversion was completed and has raised additional proceeds of approximately $3 million.

If suitable equity financings are not available in future, we will defer certain of our expansion plans and examine alternative forms of debt or equity financing. We believe that the present rate of sales and profit growth will provide the necessary cash resources to meet our growth needs for the coming year.

Year 2000 Conversion

We are continually evaluating all our systems to identify Year 2000 problems. We believe that our internal systems are Year 2000 compliant, and we have not incurred any material costs for remediation for Year 2000 issues. Although we have not yet identified any issues that would require remediation, we are currently estimating that the future costs to monitor, control, remediate, remove, and reinstall our systems to be Year 2000 compliant, to meet changing business conditions, to handle new business opportunities, and to address Year 2000 issues affecting our vendors and customers that may impact us will be $500,000 or less in 1999 and an additional $500,000 or less beyond 2000. Our review of year 2000 contingencies has not identified any likely business interruptions. Such interruptions, if they occur, will depend, in part, on the handling of Year 2000 issues by our third party vendors and customers. Accordingly, we are uncertain at this time as to the monetary value and time period of any interruption due to Year 2000 problems. We will continue to review and reevaluate the potential costs of remediation and business interruptions throughout 1999.

Year 2000 Compliance

State of Readiness. We have increased efforts in the development of its
-------------------
information technology, IT, systems over the past four years (with desktop based Year 2000 compatible software). From our incorporation in December 1989 to mid 1994, we satisfied our major systems requirements using manual or semi-automated computer and accounting systems. We are principally dependent on one of the leading audio conferencing bridge manufacturers, Compunetix, Inc., for our teleconferencing bridges. This manufacturer utilizes a non-information technology system. We have requested Compunetix to verify and certify that all its embedded systems within our bridges are Year 2000 compliant before September 30, 1999. To the best of our knowledge, we are not presently dependent upon any other significant internal non-information technology and/or embedded system which is not Year 2000 compliant.

Risks of Year 2000 Issues.  Our dependence upon external or third parties is
--------------------------
significant. The major areas where a Year 2000 failure could have an effect on our business would be a failure in one or more of the following major industries or institutions on which we are dependent either as a supplier to us or as a customer:

           .  Electrical Utilities
           .  Telecommunications
           .  Banking and Financial Services
           .  Airlines
           .  Government Agencies and Institutions

Their failure to provide services to us due to Year 2000 problems could have a material adverse effect on our business, results of operations, and financial condition. As these entities devote financial resources to comply with Year 2000 requirements, changes in their customary purchasing patterns could result in a material adverse effect on our business, results of operations, and financial
condition.   The consequences of our dependence on external third parties and changes in our customers' purchasing patterns is uncertain.

We are continually updating our contingency plans further described below to analyze and handle the uncertainty regarding any Year 2000 issues.

Contingency Plans.  Our contingency plan for the Year 2000 is to continue
------------------
monitoring all major risks on a proactive basis. We believe that we operate in a changing, high growth, volatile, and high risk environment, and our management will continually assess and address all risks (not only Year 2000 risks). Our market sector is a small niche component of the $700 billion annual worldwide telecommunications industry. All of our major service providers and most of our major customers are multinational entities that are substantially larger than us. We are largely dependent on our major service providers and customers. We intend to monitor our exposure and also take appropriate measures to ensure that we are not unduly dependent upon one particular customer or industry supplier. In anticipation of Year 2000, the following contingency plans are either being considered or have been implemented.

     . Restrictions will be imposed on business airline flights between December 15, 1999 and January 31, 2000.

     . Our cash in banks will be in reasonable sums in at least two major banks and in different corresponding banks overseas.

     . Uninterrupted power supply has been installed to give additional support to the operation of our bridges in all our locations.

     . A minimum of two telecommunications network providers will be connected at all major locations.

     . Operations centers will be stocked with food, water, and bedding, as they are currently for snowstorms, hurricanes, severe thunderstorms, and other natural disasters.

     . Vacations will be adjusted to make optimal use of downtime during this period.

Item 7.  Financial statements and supplementary data
         -------------------------------------------


                                 Contents

Report of Independent Auditors....................      16
Consolidated Balance Sheets.......................      17
Consolidated Statements of Operations.............      18
Consolidated Statements of Shareholders' Equity...      19
Consolidated Statements of Cash Flows.............      20
Notes to Consolidated Financial Statements........   21-28

                         Report of Independent Auditors



The Board of Directors and Shareholders
ACT Teleconferencing, Inc.

We have audited the accompanying consolidated balance sheets of ACT Teleconferencing, Inc. as of December 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ACT
Teleconferencing, Inc. at December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.



                                                   ERNST & YOUNG LLP

Denver, Colorado
February 16, 1999

                      ACT Teleconferencing, Inc.
                      Consolidated Balance Sheets

                                                                                  December 31,
                                                                              1998            1997
                                                                          ----------------------------
Assets
Current Assets:
   Cash and cash equivalents                                               $   369,408    $   451,434
   Accounts receivable (net of allowances for doubtful accounts of
    $32,644 and $18,992 in 1998 and 1997, respectively)                      4,295,216      2,885,125
   Prepaid expenses                                                            571,597        203,673
   Inventory                                                                   269,795        136,116
   Available for sale marketable securities                                          -         50,000
                                                                          -----------------------------
   Total current assets                                                      5,506,016      3,726,348

Equipment:
  Telecommunications equipment                                               5,840,969      2,651,395
  Office equipment                                                           4,205,347      1,910,606
  Less:  accumulated depreciation                                           (1,969,428)    (1,094,938)
                                                                          -----------------------------
  Total equipment - net                                                      8,076,888      3,467,063

Other Assets:
  Goodwill (net of accumulated amortization of $136,340 and
    $67,988 in 1998 and 1997, respectively)                                  1,537,321        736,300
  Deferred loan fees                                                           205,975              -
                                                                          -----------------------------
Total assets                                                               $15,326,200    $ 7,929,711
                                                                          =============================
Liabilities and shareholders' equity
Current liabilities:
  Notes payable                                                            $   686,691    $   540,014
  Accounts payable                                                           2,935,331      1,349,337
  Accrued liabilities                                                        1,814,877        777,526
  Current portion of long term debt                                          1,111,126        253,251
  Income taxes payable                                                         215,895        293,238
                                                                          -----------------------------
  Total current liabilites                                                   6,763,920      3,213,366

Long-term debt (net of deferred interest cost of $413,546)                   4,949,051        613,714

Deferred income taxes (United Kingdom)                                         302,145        117,454

Minority interest                                                              806,519        607,244

Shareholders' equity:
  Preferred stock, no par value, 1,000,000 shares authorized;                        -              -
   none issued

  Common stock, no par value; 10,000,000 shares authorized 3,755,633 and 3,612,758 shares issued and outstanding in 1998 and 1997,
   respectively                                                              7,463,931      6,158,584

  Accumulated deficit                                                       (4,846,194)    (2,729,069)
  Accumulated other comprehensive loss                                        (113,172)       (51,582)
                                                                          -----------------------------
  Total Shareholders' equity                                                 2,504,565      3,377,933

                                                                          -----------------------------
Total liabilities and shareholders' equity                                 $15,326,200    $ 7,929,711
                                                                          =============================

See notes to consolidated financial statements.

                          ACT Teleconferencing, Inc.
                     Consolidated Statements of Operations

                                                                                             December 31,
                                                                                    1998                       1997
                                                                                ------------               ------------
Net revenues                                                                    $ 19,009,645               $ 10,234,403

Costs and expenses:
   Cost of sales                                                                 (10,881,556)                (4,727,236)
   Selling, general and administration expense                                    (9,653,557)                (5,408,940)
                                                                                ------------               ------------
   Total costs and expenses                                                      (20,535,113)               (10,136,176)

Net income (loss) before income taxes and minority interest                       (1,525,468)                    98,227

Provision for income taxes                                                          (401,762)                  (332,566)
                                                                                ------------               ------------
Net loss before minority interest                                                 (1,927,230)                  (234,339)

Minority interest in earnings of consolidated subsidiary                            (189,895)                  (202,469)
                                                                                ------------               ------------

Net loss for the year                                                           $ (2,117,125)              $   (436,808)
                                                                                ============               ============

Net loss per share                                                              $      (0.58)              $      (0.14)
                                                                                ============               ============

Weighted average number of shares outstanding                                      3,647,188                  3,204,747
                                                                                ============               ============

See notes to consolidated financial statements.

                          ACT Teleconferencing, Inc.
                Consolidated Statements of Shareholders' Equity


                                 Common Stock
                                 ------------

                                                                                                         Accumulated
                                                                                                            other
                                                                                   Accumulated          Comprehensive
                                                Shares            Amount             Deficit            income (loss)      Total
                                            ----------------------------------------------------------------------------------------
Balance December 31, 1996                     2,939,930         $4,022,671         $(2,292,261)           $  37,547     $ 1,767,957

Exercise of employee stock options               43,500             52,000                                                   52,000

Shares issued in connection with
exercise of 1994 private
placement warrants                              514,950          1,520,834                                                1,520,834

Issuance of shares as fee to
warrant placement agent                          33,000            115,500                                                  115,500

Shares issued in connection with
the acquisition of MaTS ltd.                     81,378            447,579                                                  447,579

Comprehensive loss
    Net loss                                                                          (436,808)                            (436,808)
    Other comprehensive loss,net of tax
       Foreign currency translation
       adjustment, net of tax of $30,304                                                                    (89,129)        (89,129)
                                                                                                                          ---------
Total comprehensive loss                                                                                                   (525,937)

                                              -------------------------------------------------------------------------------------
Balance at December 31, 1997                  3,612,758         $6,158,584         $(2,729,069)           $ (51,582)    $ 3,377,933

Shares issued in connection with
exercise of 1994 private placement
warrants and 1996 IPO warrants                   26,893            136,000                                                  136,000

Exercise of employee stock options                2,000              6,000                                                    6,000

Issue of 330,967 Warrants
in lieu of interest                                                486,521                                                  486,521

Shares issued in connection with
the acquisition of Advanced
Multi-Point Conferencing (AMC) Inc.             113,982            676,826                                                  676,826

Comprehensive loss
    Net loss                                                                        (2,117,125)                          (2,117,125)
    Other comprehensive loss,net of tax
       Foreign currency translation
       adjustment, net of tax of $20,941                                                                    (61,590)        (61,590)
                                                                                                                         ----------
Total comprehensive loss                                                                                                 (2,178,715)
                                              -------------------------------------------------------------------------------------
Balance at December 31, 1998                  3,755,633         $7,463,931         $(4,846,194)            $(113,172)   $ 2,504,565
                                              =====================================================================================
See notes to consolidated financial statements.

                                                ACT Teleconferencing, Inc
                                           Consolidated Statements of Cash Flow




                                                                                           Year Ended December 31,
                                                                                    1998                           1997
                                                                                  --------                        -------
Operating activities
Net loss                                                                        $(2,117,125)                  $  (436,808)
Adjustments to reconcile net loss to net cash from
     operating activities:
    Depreciation                                                                    874,489                       358,382
    Amortization of goodwill                                                         57,920                        18,054
    Deferred income tax charges                                                     184,691                        76,416
    Minority interest                                                               199,275                       202,469
                                                                                -----------                   -----------
    Cash flow before changes in operating assets and liabilities:                  (800,750)                      218,513

Changes in operating assets and liabilities (Net of effect of business combination):
    Accounts receivable                                                          (1,324,560)                   (1,310,000)
    Inventory                                                                      (133,680)                       73,276
    Prepaid expenses and other assets                                              (364,794)                     (124,612)
    Accounts payable                                                              1,386,968                       424,460
    Accrued liabilities                                                             994,452                       356,356
                                                                                -----------                   -----------
Net cash used for operating activities                                             (242,364)                     (362,007)

Investing activities
Property and equipment purchases                                                 (5,268,971)                   (1,618,359)
Short term notes redeemed                                                            11,776                       (26,739)
Cash paid for acquisitions net of cash acquired                                    (249,298)                     (101,257)
Disposal of marketable securities                                                    50,000                             -
                                                                                -----------                   -----------
Net cash used for investing activities                                           (5,456,493)                   (1,746,355)

Financing activities
Net proceeds from issuance of debt                                                5,255,875                       258,985
Net proceeds from issuance of common stock                                          628,521                     1,688,334
Deferred loan issuance costs                                                       (205,975)                            -
                                                                                -----------                   -----------
Net cash provided by financing activities                                         5,678,421                     1,947,319

Accumulated other comprehensive loss                                                (61,590)                       (9,265)

                                                                                -----------                   -----------
Net decrease in cash and cash equivalents                                           (82,026)                     (170,308)

Cash and cash equivalents, beginning of year                                        451,434                       621,742
                                                                                -----------                   -----------
Cash and cash equivalents, end of year                                          $   369,408                   $   451,434
                                                                                ===========                   ===========
Supplemental Cash Flow Information and Non Cash Investing and Financing Activities

Capital asset and lease additions                                               $ 2,427,780                   $   432,127

See notes to consolidated financial statements.

                           ACT Teleconferencing, Inc.
                   Notes to Consolidated Financial Statements

                           December 31, 1998 and 1997


1. Organization and Significant Accounting Policies

Business

ACT Teleconferencing, Inc. (the Company) is engaged in the business of providing high quality audio, video and data conferencing products and services to business clients worldwide. The Company operates principally in the United States, Canada, the United Kingdom, France, the Netherlands, Belgium, and Australia.

Principles of Consolidation

The consolidated financial statements include the accounts of ACT Teleconferencing, Inc.; its wholly-owned domestic subsidiaries ACT Teleconferencing Services, Inc., ACT VideoConferencing, Inc., ACT Research, Inc.; its 100% owned Canadian subsidiary, ACT Teleconferencing Canada; its 100% acquisition of Advanced Multi-Point Conferencing, Inc (AMC) as of October 17th 1997; its 60% owned United Kingdom subsidiary, ACT Teleconferencing, Limited; its 80% owned United Kingdom subsidiary, ACT Business Solutions Limited; its 100% owned French subsidiary, ACT Teleconferencing France S.A.; its 100% owned Dutch subsidiary, ACT Teleconferencing, B.V.; and its 80% owned Australian subsidiary, ACT Teleconferencing, (Pty) Limited.

Use of Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Inventories

Video and audio equipment inventories are stated at the lower of cost or market, on a first-in, first-out ("FIFO") basis. Equipment is priced using specific unit costs consisting of materials, labor and related manufacturing overhead, but exclusive of research and development, selling and general and administrative expenses, which are charged to operations as incurred.

Equipment and Depreciation

Equipment is stated at cost. Depreciation is calculated on a straight-line basis over the estimated useful lives of five years for office furniture and five or ten years for office and telecommunications equipment. Depreciation expense includes capital lease amortization charges.

Goodwill

Goodwill represents the excess of purchase price over tangible assets acquired less liabilities assumed arising from acquisitions and is being amortized on a straight-line basis over an estimated useful life of fifteen (15) years.

Foreign Currency Conversion

The financial statements of the Company's foreign subsidiaries have been translated into United States dollars at the average exchange rate during the year for the statement of operations and year-end rate for the balance sheet.

Cash and cash equivalents
The Company considers all liquid investments with original maturities of three months or less when purchased to be cash equivalents.

Loss per common share

In 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share." Statement No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. As the Company incurred losses during 1997 and 1998, the incorporation of all of the Company's common stock equivalents would be anti-dilutive. Only basic earnings per share is therefore presented in the Consolidated Statements of Operations.

For 1998 and 1997, net loss per common share was computed based on the weighted average number of common shares outstanding.

Advertising Costs
The Company expenses advertising costs as incurred. Total advertising expense was $308,519 and $151,941 for the years ended December 31, 1998 and 1997 respectively.

2. Long and short term debt (including capitalized leases)

Short term lines of credit, notes payable and bank overdrafts

The Company has a line of credit secured by the accounts receivable of its United States operations (namely ACT Teleconferencing Services, Inc.) bearing interest at 0.5% above the prime rate (7 3/4 at December 31, 1998). This line of credit contains certain covenants which include the maintenance of certain financial ratios. The Company violated certain financial covenants as of December 31, 1998; however, the institution has waived these covenants through the May 1, 1999 maturity date. The line of credit has a borrowing base restricted to qualified accounts receivable and is limited to $500,000. As of December 31, 1998, the outstanding balance under this line of credit was $500,000.

At December 31, 1998 the Company had a short term note payable to a teleconferencing bridge vendor for $69,314, bearing interest of 6%. This note matures on April 30, 1999 at which time accrued interest and principal will be due.

The Company has a revolving line of credit secured by the accounts receivable of the United Kingdom subsidiary (namely ACT Teleconferencing, Limited) bearing interest at 2% above UK prime rate (6 1/4% at December 31, 1998). The line of credit has a borrowing base restricted to qualified accounts receivable up to $825,000. As of December 31, 1998 the outstanding balance under this line of credit was $37,477.

The Company's UK videoconferencing subsidiary (namely ACT Business Solutions, Limited (ACTBS)) has a line of credit secured by a mortgage debenture, over all its assets and a guarantee provided by ACT Teleconferencing, Inc. This facility has a limit of $82,500 and carries an interest rate of 3.75% above UK prime (6 1/4% at December 31, 1998), payable quarterly. There is an additional credit facility, which is available on a case by case basis against expected cash receipts and bearing an interest rate of 7.75% above prime. As of December 31, 1998, the outstanding balance was $79,900.

Long term debt

                                                                                         December 31,
                                                                                   1998                 1997
                                                                           -----------------------------------------
Subordinated debt financing  Promissory Note payable by ACT
 Teleconferencing, Inc. bearing an interest rate of 13.5% per annum with monthly interest payments of $28,125. Principal is due on the maturity date of March 31, 2003.  The note is secured by a second
 lien on Company assets, subordinated to the Company's senior lenders.           2,500,000                -




Line of credit to equipment vendor owed by ACT Teleconferencing,
 Inc., bears interest at 6% per annum.  Payments are due in monthly
 installments calculated on  6% of principal balance and interest.                 648,654                -

 Note payable by U.S.A. subsidiary, ACT Teleconferencing Services,
 Inc. to a telecommunication provider at an interest rate of 7%.
 Payments in the first year will be $23,333 due on a quarterly basis.
 Thereafter, two cash payments of $93,333 each due on the first and
 second year anniversary of the effective date.                                    280,000                -

 Notes payable to vendors bearing interest at rates from 14.157% to
 16.125% due in monthly interest and principal repayments of $19,800.
 These notes are collateralized by certain telecommunications
 bridging equipment held by ACT Teleconferencing Services, Inc.                    493,295              133,044



 Bank notes payable bearing interest at rates ranging from 6% to
 14.2%. Monthly or quarterly payments are made in accordance with the debt agreements. The notes are secured by registered mortgage debentures, corporate guarantee, or equipment. Maturity dates range
 from February 1999 to February 2003.                                              432,464              157,948




 Capitalized leases, at weighted average interest rates of 12.73% and
 15.85% during 1998 and 1997, respectively.                                      2,119,310              575,973

                                                                      -----------------------------------------
Subtotal                                                                         6,473,723              866,965
Less deferred interest cost                                                       (413,546)
                                                                      -----------------------------------------
Subtotal                                                                         6,060,177
Less, current portion of long term debt                                         (1,111,126)            (253,251)
                                                                      -----------------------------------------
Long term debt including capitalized leases                                    $ 4,949,051            $ 613,714
                                                                      =========================================

Total interest paid on notes and capitalized leases for the year ended December 31, 1998 and 1997 amounted to $532,322 and $99,496 respectively.

3. Commitments -- operating and capitalized leases

Operating leases

The company leases office space in the United States, Canada, the United Kingdom, France, the Netherlands and Australia. These leases expire November 2002, September 2003, July 2008, December 2000, September 2001 and August 2002 respectively. Total rent expense charged to operations was $743,380 and $301,316 for the years ended December 31, 1998 and 1997, respectively.

The Company has also entered into several operating leases for computer and office equipment. Total rent expense charged under these leases was $102,351 and $51,715 for the years ended December 31, 1998 and 1997, respectively.

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

Amortization related to the leased assets is included in depreciation for financial reporting purposes.

The following property is secured under capital leases:

                                                                                        December 31,
                                                                               1998                    1997
                                                                      -----------------------------------------------
Telecommunications and office equipment, computers and furniture
                                                                            $2,317,286                 $ 797,310
Less accumulated depreciation                                                 (278,613)                 (142,387)
                                                                            $2,038,676                 $ 654,928
                                                                       ===============================================

The aggregate minimum annual commitments for operating and capital leases as of December 31, 1998 are as follows:

                                                                           Operating               Capital
                                                                            Leases                 Leases
                                                                      -------------------------------------------------
      1999                                                                        $1,042,124              $  849,666
      2000                                                                         1,023,662                 689,384
      2001                                                                           889,328                 607,966
      2002                                                                           721,132                 342,866
      2003 and thereafter                                                          1,781,542                 148,119
                                                                      -------------------------------------------------
      Total minimum lease payments                                                $5,457,788              $2,638,001
                                                                                  ==========
      Less amounts representing interest                                                                    (518,691)
                                                                                                          ----------
      Present value of net minimum capital
         leases payments                                                                                  $2,119,310
                                                                                                          ==========

During 1998 and 1997, the Company incurred capital lease obligations of $1,714,690 and $432,127, respectively, in connection with lease agreements to acquire equipment.

4. Shareholders' Equity

Initial Public Offering  - common stock and warrant conversion
On March 5, 1996, the Company issued 712,497 units (common stock plus warrants) in an initial public offering raising cash proceeds (net of expenses) of $1,987,531.

Each of the warrants entitled the holder to purchase one share of common stock during a three-year period commencing February 2, 1996 at an exercise price of $5.00 per share, subject to adjustment in certain events. On February 2, 1999 the above warrants expired. A total of 546,947 warrants were converted at a conversion price of $5 per share raising cash proceeds net of expenses of $2,707,416.

Also in connection with the initial public offering, the Company granted a Unit Purchase Option to the underwriter. The Unit Purchase Option grants the holder the right to purchase 71,250 units (each consisting of one share of common stock and one warrant to purchase common stock) for a nominal total price of $100, and must be exercised on or before February 2, 2001. Each of the warrants underlying the Unit Purchase Option allows the holder to purchase one share of common stock for $5.00, and may be exercised at any time up to three years from the date the Unit Purchase Option is exercised.

Holders of warrants are not entitled to vote, receive dividends, or exercise any of the rights of shareholders of Common Stock for any purpose until the warrants have been duly exercised.

1999 Private Placement

On December 31, 1998, the Company initiated a private offering of 250,000 units, each comprised of one share of common stock and one warrant to purchase one share of common stock. The units were offered at $5.50 each, which was the average closing price of the Company's common stock on the Nasdaq Small Cap Market for the preceding 10 trading days. The warrants are exercisable at $7.00 and expire December 31, 2003. The shares and the shares underlying the warrants entitle the holder to piggyback registration rights from June 30, 1999, through December 31, 2003. The offering was structured on a minimum/maximum basis with the minimum comprised of 80,000 units (gross proceeds of $440,000) and a maximum of 250,000 units (gross proceeds of $1,375,000). As of the closing date of February 16, 1999, 109,912 units were subscribed for total gross proceeds of $604,516.

Other Warrants

As of March 31, 1998, the Company executed promissory notes, 1998 notes, in the amount of $1,610,000 and $890,000 (total of $2.5 million) under a loan and security agreement. According to the terms of these 1998 notes, a total of $2,000,000 was advanced to the Company on March 31, 1998 with the balance of $500,000 advanced on August 31, 1998. The 1998 notes bear interest at 13.5% with monthly interest payments of $28,125. Principal is due on the maturity date of March 31, 2003. The 1998 notes are secured by accounts receivable, inventory, intangibles, equipment, and other personal property as well as 100% of the Company's voting shares in our subsidiary, ACT Teleconferencing Services, Inc., and 60% of the outstanding shares of ACT Teleconferencing Limited, a United Kingdom company, collectively, the collateral. The 1998 notes are subject to a subordination agreement between the lenders and the Company's commercial bank, in which the lendors have agreed to subordinate their rights in the collateral to a $500,000 line of credit the bank has made available to the Company.

In conjunction with the issuance of the 1998 notes, the Company issued stock purchase warrants for the purchase of 330,967 shares of common stock at an exercise price of $7.00 per share. If the 1998 notes are not fully paid on the second, third, or fourth anniversary dates, the number of shares subject to these warrants will increase to 390,634, 470,527, and 588,905 shares, respectively. The warrants are also subject to customary anti-dilution provisions and to adjustment in the event of stock splits, stock dividends, consolidations, and the like. Holders of shares issued upon the exercise of these warrants have piggy-back rights to registration.

As of April 7, 1998, the Company entered an Equity Lease Financing Commitment, commitment, for $2 million. The Company may draw on the commitment to finance our acquisition of conferencing bridges and related equipment in support of the Company's expansion to new offices and for handling the increased volume of traffic. As consideration for the commitment, the Company agreed to grant to the lessors, the right to purchase 75,000 shares of our common stock at an exercise price of $8.00 per share, based on the market price on April 7, 1998. The warrant purchase agreement provides that the warrants will expire on April 7, 2003. The warrant purchase agreement grants demand rights to the warrantholders, exercisable on two occasions, and piggy-back rights. However, registration rights are granted only to the warrantholder and only with respect to the shares issued or issuable on exercise of the warrants. Accordingly, registration rights will expire upon termination of the warrants on March 5, 2003. The warrants are also subject to customary anti-dilution provisions and to adjustment in the event of stock splits, stock dividends, consolidations, and the like.

5. Stock Option Plan

The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation," requires the use of complex option valuation models.

The Company's 1991 Stock Option Plan, as approved by shareholders, authorizes the grant of options to officers, key employees, and consultants for up to 400,000 shares of the Company's common stock. The Stock Option Plan of 1996, as amended and as approved by shareholders, authorizes the grant of an additional 800,000 options to officers, key employees, and consultants of the Company for a total of 1.2 million options authorized. Options granted under both plans generally have 10-year terms and vest 25% each year following the date of grant.

Pro forma information regarding net income and earnings per share is required by FASB Statement No. 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model. The following are weighted-average assumptions for 1998 and 1997, respectively: risk-free interest rate of 6.0%; a dividend yield of 0%; volatility factors of the expected market price of the Company's common stock of .75 and .80; and a weighted-average expected life of the option of 7 years.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows:

                                                                  1998                             1997
                                                                                                    ----
Pro forma net (loss)                                           $(2,746,828)                       $(714,230)
Pro forma (loss) per share                                     $      (.75)                       $    (.22)

Because FASB Statement No. 123 is applicable only to options granted subsequent to December 31, 1994, its pro forma effect will not be fully reflected until 1999.

A summary of the Company's stock option activity, and related information for the years ended December 31 follows:

                                                          1998                                      1997
                                                          ----                                      ----
                                                              Weighted-Avg.                              Weighted-Avg.
                                            Options           Exercise Price            Options          Exercise Price
                                           -------           --------------            -------          --------------

Outstanding-beginning of year               730,400              $4.02                  454,300              $2.53
Granted                                     232,693               7.54                  325,100               5.62
Exercised                                    (2,000)              3.00                  (43,500)              1.20
Forfeited                                   (58,656)              4.69                   (5,500)              2.00
                                           --------                                     -------

Outstanding-end of year                     902,437              $4.89                  730,400              $4.02
                                            =======                                     =======

Exercisable at end of year                  341,675              $3.15                  186,350              $5.62

Weighted-average fair value of
 options granted during the year

  Market price equals exercise                                   $6.68                                      $3.74
   price

  Market price exceeds exercise                                  $6.25                                          -
   price

  Market price is less than                                      $3.94                                          -
   exercise price

Weighted average exercise prices for options outstanding as of December 31, 1998 were 451,300 shares at $2.72, 325,900 shares at $5.75, and 125,237 shares at
$9.00.

7. Income Taxes

The Company accounts for income taxes in conformity with FASB Statement No. 109, Accounting for Income Taxes. Under the provisions of FASB Statement No. 109, a deferred tax liability or asset (net of valuation allowance) is provided in the financial statements by applying the provisions of applicable tax laws to measure the deferred tax consequences of temporary differences. This will result in net taxable or deductible amounts in future years as a result of events recognized in the financial statements in the current or preceding years.

Income tax expense and the related current and deferred tax liabilities for all periods presented relate solely to the Company's U.K. operations and therefore have no relation to the U.S. statutory rates.

The provision for income taxes for the years ended December 31, is comprised of the following:

                                                                               1998                 1997
                                                                   -------------------------------------------
Current                                                                       $217,242              $256,154
Deferred                                                                       184,520                76,412
                                                                   -------------------------------------------
                                                                              $401,762              $332,566
                                                                   ===========================================

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company's deferred tax liabilities and assets as of December 31 are as follows:

                                                                       1998              97
                                                                 ---------------------------------
Deferred Tax Liabilities-Domestic
 Tax depreciation in excess of book depreciation                       $  (257,627)      $(100,267)

Deferred Tax Assets-Domestic
  Net operating loss carry-forward                                       2,019,656         926,714
  Reserves for doubtful accounts                                             7,764           3,850
  Other                                                                    (41,106)         12,381
                                                                 ---------------------------------
                                                                         1,986,314         942,945

Valuation allowance for deferred tax assets                             (1,728,687)       (842,678)
                                                                 ---------------------------------

Net deferred tax-Domestic                                              $         0       $       0
                                                                 =================================

Deferred Tax Liabilities-International
 Tax depreciation in excess of book depreciation                       $  (302,145)      $(117,454)

Deferred Tax Assets-International
  Net operating loss carry-forward                                         698,677         335,088
  Other                                                                          -           3,234

Valuation allowance for deferred tax assets                               (698,677)       (338,322)
Net deferred tax liability-International                               $  (302,145)      $(117,454)
                                                                 =================================

Taxes of $279,008 and $118,989 were paid during 1998 and 1997, respectively. The domestic net operating loss carry forwards of approximately $5,415,000 will begin to expire in the year 2005. The Company has not provided for any taxes on undistributed foreign earnings as the Company intends to permanently reinvest these earnings in the future growth of the business.

8. Business Segment Analysis

The Company offers a broad range of services and products to corporate business clients and institutions and is considered as one integrated business unit. The Company operates principally in the United States, Canada, the United Kingdom, France, the Netherlands, and Australia. Following are the Company's international and domestic operating results for 1998.

For the year ended December 31, 1998:

                                       International         United States
                                        Operations            Operations            Corporate              Total
Net revenues                               $10,892,338            $8,117,307          $                    $19,009,645

Income (loss) before income
taxes and minority interest                $   176,191            $ (205,103)         $(1,496,556)         $(1,525,468)

Net loss                                   $  (415,402)           $ (205,103)         $(1,496,620)         $(2,117,125)

Total assets                               $ 9,639,333            $4,732,606          $   954,261          $15,326,200

For the year ended December 31, 1997:

                                       International        United States
                                        Operations            Operations           Corporate              Total
Net revenues                          $5,527,846            $4,706,557           $                  $10,234,403

Income (loss) before income
taxes and minority interest           $  526,531            $  175,624           $(603,928)         $    98,227

Net income (loss)                     $  (41,093)           $  175,624           $(571,339)         $  (436,808)

Total assets                          $4,483,424            $3,050,274           $ 396,013          $ 7,929,711

One customer accounted for approximately 22% and 24% of consolidated revenues for the years ended December 31, 1998 and 1997, respectively.

9. Advanced Multi-Point Conferencing, Inc. Acquisition

In November 1998 the Company acquired 100% of the issued shares of Advanced Multi-Point Conferencing, Inc., a Canadian corporation. The consideration paid for the acquisition was 113,982 shares of the Company's common stock at a price of $5.938 per share, and CDN $330,000 (US $215,094) in cash for a total consideration of $892,744.

The acquisition was accounted for as a purchase as follows:

Consideration paid:
Cash                                                                                           $215,094
113,982 shares of common stock at $5.938                                                        676,825
Acquisition costs                                                                                42,301
                                                                                               --------
                                                                                               $934,220
                                                                                               ========
Fair value of assets acquired:
 Fair value of equipment and other tangible assets                                             $151,795
 Goodwill                                                                                       782,426
                                                                                               --------
                                                                                               $934,220
                                                                                               ========

10. Fair Value of Financial Instruments

The Company's financial instruments consist primarily of cash, temporary investments, medium term investments, long term investments, accounts receivable, accounts payable, long-term debt, and capitalized lease obligations.

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

11.  Defined Contribution Plan

The Company has a defined contribution 401(k) plan which allows eligible employees to contribute a percentage of their compensation and provides for certain discretionary employer matching contributions. For the years ended December 31, 1998 and 1997, the Company contributed $24,980 and $15,355, respectively.


Item 8.  Changes in and disagreements with Accountants
         ---------------------------------------------

None

PART III

Item 9.    Directors and executive officers of the registrant
           --------------------------------------------------

        Incorporated by reference to the Company's Proxy Statement for Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 1998.


Item 10.    Executive compensation
            -----------------------

        Incorporated by reference to the Company's Proxy Statement for Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 1998.


Item 11.  Security ownership of certain beneficial owners and management
          --------------------------------------------------------------

        Incorporated by reference to the Company's Proxy Statement for Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 1998.


Item 12.    Certain relationships and related transactions
            ----------------------------------------------

        Incorporated by reference to the Company's Proxy Statement for Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 1998.

Item 13.   Exhibits and reports on Form 8-K
           --------------------------------


Exhibit
-------
No.         Description
---         -----------
   3.2(2)   Bylaws of ACT, amended as of April 15, 1996
   4.1(1)   Form of specimen certificate for common stock of ACT
  10.1(1)   Stock Option Plan of 1991, as amended, authorizing 400,000 shares of common stock for issuance under the Plan
  10.2(1)   Form of Stock Option Agreement
  10.3(1)   Form of common stock purchase warrant
 10.10(1)   Split Dollar Insurance Agreement dated March 1, 1990, between ACT and Gerald D. Van Eeckhout
 10.11(1)   Service Agreement dated April 10, 1992 between David Holden and ACT Teleconferencing Limited
 10.19(4)   Stock Option Plan of 1996
 10.20(5)   Employee Stock Purchase Plan
 10.22(6)   Loan and Security Agreement dated March 31, 1998 and Form of stock purchase warrant with
            Sirrom Capital Corporation and Equitas L.P.
 10.23(6)   Loan Agreement with Key Bank, N.A.
 10.24(7)   Lease Commitment and Warrant with R.C.C. Finance Group Ltd.
 10.25(7)   Contract for the Supply of Conferencing Services Design Development and Information signed
            July 14, 1998 between ACT Teleconferencing Services, Inc. and Concert Global Networks Limited
 10.26(7)   Agreement for the Supply of Conferencing Services signed July 14, 1998 between ACT
            Teleconferencing Services, Inc. and Concert Global Networks Limited
 10.27(7)   Agreement for Videoconferencing Equipment and Services (GTE Telephone Operating Companies)
            dated October 1, 1998
    21(8)   Subsidiaries of ACT Teleconferencing, Inc.
     23.1   Consent of Ernst & Young LLP
     24.1   Power of Attorney included in signature page of registration statement
     27.1   Financial Data Schedule

(1) Incorporated by reference, attached as an exhibit of the same number to our registration statement on Form SB-2 filed with the SEC on October 10, 1995, and amendments to our Form SB-2, File No. 33-97908-D.
(2) Incorporated by reference, attached as an exhibit of the same number to our Form 10-QSB for the quarter ending March 31, 1996 filed with the SEC on May 15, 1996, File No. 0-27560.
(3) Incorporated by reference, attached as an exhibit of the same number to our Form S-8, filed with the SEC on July 2, 1998, File 0-27560.
(4) Incorporated by reference, attached as an exhibit to our Schedule 14A Information filed with the SEC on April 30, 1997, File No. 0-27560.
(5) Incorporated by reference, attached as an exhibit to our Schedule 14A Information filed with the SEC on April 15, 1998, File No. 0-27560.
(6) Incorporated by reference, attached as an exhibit of the same number to our Amendment No. 1 to Form 10-QSB for the quarter ending June 30, 1998 filed with the SEC on August 24, 1998 (originally filed under cover of Form SE on August 14, 1998), File 0-27560.
(7) Incorporated by reference, attached as an exhibit of the same number to our Form 10-QSB for the quarter ending September 30, 1998, filed with the SEC on November 16, 1998, File 0-27560.
(8) Incorporated by reference, attached as an exhibit of the same number to our Form SB-2 (Post-effective Amendment No. 4) filed with the SEC on December 8, 1998, File 33-97908-D.

Reports on Form 8-K
          We filed a report on Form 8-K with the SEC on October 30, 1998.

                                   SIGNATURES

          In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              ACT TELECONFERENCING, INC.

Date:  March 29, 1999         By   /s/ Gerald D. Van Eeckhout
       --------------           ----------------------------------
                                     Gerald D. Van Eeckhout
                                     Chief Executive Officer

          In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant, and in the capacities indicated on March 29, 1999.

Signature                                         Title
---------                                         -----

/s/ Gerald D. Van Eeckhout          Chief Executive Officer and Director
---------------------------         (Principal Executive Officer)
Gerald D. Van Eeckhout


/s/ Gavin Thomson                   Chief Financial Officer
-----------------                   (Principal Financial & Accounting Officer)
Gavin Thomson

/s/ Ronald J. Bach                  Director
---------------------------
Ronald J. Bach

/s/ James F. Seifert                Director
---------------------------
James F. Seifert

/s/ Donald Sturtevant               Director
---------------------------
Donald Sturtevant

/s/ Carolyn R. Van Eeckhout         Director
---------------------------
Carolyn R. Van Eeckhout

                               Index to Exhibits

All exhibits are filed electronically or incorporated by reference.


Exhibit
-------
No.         Description
---         -----------
   3.2(2)   Bylaws of ACT, amended as of April 15, 1996
   4.1(1)   Form of specimen certificate for common stock of ACT
  10.1(1)   Stock Option Plan of 1991, as amended, authorizing 400,000 shares of common stock for issuance under the Plan
  10.2(1)   Form of Stock Option Agreement
  10.3(1)   Form of common stock purchase warrant
 10.10(1)   Split Dollar Insurance Agreement dated March 1, 1990, between ACT and Gerald D. Van Eeckhout
 10.11(1)   Service Agreement dated April 10, 1992 between David Holden and ACT Teleconferencing Limited
 10.19(4)   Stock Option Plan of 1996
 10.20(5)   Employee Stock Purchase Plan
 10.22(6)   Loan and Security Agreement dated March 31, 1998 and Form of stock purchase warrant with
            Sirrom Capital Corporation and Equitas L.P.
 10.23(6)   Loan Agreement with Key Bank, N.A.
 10.24(7)   Lease Commitment and Warrant with R.C.C. Finance Group Ltd.
 10.25(7)   Contract for the Supply of Conferencing Services Design Development and Information signed
            July 14, 1998 between ACT Teleconferencing Services, Inc. and Concert Global Networks Limited
 10.26(7)   Agreement for the Supply of Conferencing Services signed July 14, 1998 between ACT
            Teleconferencing Services, Inc. and Concert Global Networks Limited
 10.27(7)   Agreement for Videoconferencing Equipment and Services (GTE Telephone Operating Companies)
            dated October 1, 1998
    21(8)   Subsidiaries of ACT Teleconferencing, Inc.
     23.1   Consent of Ernst & Young LLP
     24.1   Power of Attorney included in signature page of registration statement
     27.1   Financial Data Schedule

(1) Incorporated by reference, attached as an exhibit of the same number to our registration statement on Form SB-2 filed with the SEC on October 10, 1995, and amendments to our Form SB-2, File No. 33-97908-D.
(2) Incorporated by reference, attached as an exhibit of the same number to our Form 10-QSB for the quarter ending March 31, 1996 filed with the SEC on May 15, 1996, File No. 0-27560.
(3) Incorporated by reference, attached as an exhibit of the same number to our Form S-8, filed with the SEC on July 2, 1998, File 0-27560.
(4) Incorporated by reference, attached as an exhibit to our Schedule 14A Information filed with the SEC on April 30, 1997, File No. 0-27560.
(5) Incorporated by reference, attached as an exhibit to our Schedule 14A Information filed with the SEC on April 15, 1998, File No. 0-27560.
(6) Incorporated by reference, attached as an exhibit of the same number to our Amendment No. 1 to Form 10-QSB for the quarter ending June 30, 1998 filed with the SEC on August 24, 1998 (originally filed under cover of Form SE on August 14, 1998), File 0-27560.
(7) Incorporated by reference, attached as an exhibit of the same number to our Form 10-QSB for the quarter ending September 30, 1998, filed with the SEC on November 16, 1998, File 0-27560.
(8) Incorporated by reference, attached as an exhibit of the same number to our Form SB-2 (Post-effective Amendment No. 4) filed with the SEC on December 8, 1998, File 33-97908-D.