Form 10KSB/A
period 1998-12-31
ACT TELECONFERENCING INC
filed 1999-04-30
CIK 918709

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                 FORM 10-KSB/A

(Mark One)
[ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
       SECURITIES EXCHANGE ACT OF 1934
                For the fiscal year ended  December 31, 1998
                                           ------------------------------------

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)
                For the transition period from __________ to _________

                        Commission File Number 0-14731
                                               -------

                          ACT Teleconferencing, Inc.
--------------------------------------------------------------------------------
          (Name of small business issuer as specified in its charter)

Colorado                                              84-1132665
-----------------------------------------------       ------------------------------------------
(State or other jurisdiction of incorporation         (IRS Employer Identification No.)
 or organization)

1658 Cole Boulevard, Suite 130, Golden, CO            80401
-----------------------------------------------       ------------------------------------------
(Address of principle executive offices)              (Zip Code)

(303) 235-9000                                        (303) 233-0895
-----------------------------------------------       ------------------------------------------
(Issuer's telephone number)                           (Issuer's facsimile number)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class                                   Name of each exchange on which registered
None                                                  None
-----------------------------------------------       ------------------------------------------

Securities registered under Section 12(g) of the Exchange Act:
Common stock, no par value
--------------------------------------------------------------------------------
                               (Title of Class)

Redeemable Warrants to purchase Common Stock
--------------------------------------------------------------------------------
                               (Title of Class)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ]
No [X]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's

                        This report contains 44 pages.

knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State issuer's revenues for its most recent fiscal year. $19,009,645
                                                              -----------

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

                   Documents incorporated by reference:

      Document                              Item(s) Into Which Incorporated
      --------                              -------------------------------
                                         Part III, Items 9 through 12 inclusive
Proxy Statement to be used for the
Annual Meeting of Stockholders to be
held June 17, 1999 (the "Proxy
Statement") to be filed with the SEC     Introductory Statement
prior to May 10, 1999.
Amendment No. 1 on Form S-3 filed
with the SEC on March 17, 1999, and
any following amendments.

Transitional Small Business Disclosure Format (Check one):  Yes [ ]  No [X]

                           ACT Teleconferencing, Inc.

                                  Form 10-KSB

Table of Contents
PART I.                                                                   Page No.
                                                                          --------
     Item 1.         Business                                                    4
     Item 2.         Facilities                                                 10
     Item 3.         Legal proceedings                                          10
     Item 4.         Submission of matters to a vote of security holders        10


PART II.
     Item 5.         Market for registrants' common equity and related          11
                     stockholder matters
     Item 6.         Management's discussion and analysis of financial          12
                     condition and results of operations
     Item 7.         Financial statements and supplementary data                19
                     (see Table of contents, page 19)
     Item 8.         Changes in and disagreements with accountants              35

PART III.
     Item 9.         Directors and executive officers of the registrant         35
     Item 10.        Executive compensation                                     36
     Item 11         Security ownership of certain beneficial owners and        36
                     management
     Item 12.        Certain relationships and related transactions             36
     Item 13.        Exhibits and reports on Form 8-K                           37

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

Our ActioncallSM audio conferencing service accommodates multiparty conferences from between 4 to 1,000 participants at a level of clarity not generally available on most office communications equipment. Audio conferencing enables sales, marketing, financial and production meetings, training, investor relations calls and other small or large meetings to take place where travel makes it impractical, inconvenient, or expensive to assemble a group. We offer a variety of conferencing services at different price levels depending on customer needs and business volume. Our customers include multinationals, banks, law firms, accounting firms, high tech companies and a variety of other businesses and entities.

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

Our Plan of Business

Key elements of our business strategy are:

* to establish ourselves globally as a recognized provider of reliable, high quality, competitively priced audio, video, and data conferencing services and products;
* to position ourselves as a single-source provider of customized solutions for customer conferencing needs;
* to maintain the technical expertise necessary to evaluate and implement conferencing and communications technologies to serve our customers' requirements; and
* to expand operations in line with available capital and market opportunities through geographic expansion, internal development, and acquisitions.

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

PART II

Item 5.  Market for common equity and related stockholder matters
         --------------------------------------------------------

Our common shares have been traded on the Nasdaq SmallCap Market under the symbol ACTT since March 11, 1996. For the period from January 1, 1998 through December 31, 1998 the high and low closing sales prices for our common stock for each quarter as reported by NASDAQ were:

1998                                Common Stock (ACTT)                          Warrants (ACTTW)
------------------------------------------------------------------------------------------------------------
                                High                    Low                   High                Low
------------------------------------------------------------------------------------------------------------
First Quarter                          $10.00                  $5.88                 $5.38             $2.50
Second Quarter                         $11.63                  $8.00                 $6.63             $3.50
Third Quarter                          $10.63                  $6.50                 $5.88             $2.19
Fourth Quarter                         $ 7.25                  $5.25                 $3.25             $0.50
------------------------------------------------------------------------------------------------------------

As of December 31, 1998 the Company's share price was $5.25.

1997                                Common Stock (ACTT)                          Warrants (ACTTW)
------------------------------------------------------------------------------------------------------------
                                High                    Low                   High                Low
------------------------------------------------------------------------------------------------------------
First Quarter                          $ 5.00                  $2.88                 $ .75             $ .25
Second Quarter                         $ 7.50                  $4.99                 $2.25             $ .75
Third Quarter                          $13.05                  $8.25                 $7.31             $2.88
Fourth Quarter                         $ 9.13                  $4.50                 $4.06             $ .88
------------------------------------------------------------------------------------------------------------

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

Taxes on Income. Taxes on income increased to $401,762 for the year ended December 31, 1998, compared to $332,566 for 1997, due to increased income earned by our 60% majority-owned United Kingdom subsidiary. We paid no other income taxes due to current year losses and tax loss carry-forwards of approximately $7.0 million.

We pay full income tax in the United Kingdom as our operations there have been profitable since inception. Although net operating losses for tax purposes amounting to approximately $1.5 million have been incurred in the Netherlands, France, Australia and Canada, substantially all of the remaining losses of approximately $5.5 million have been incurred in the United States.

Although United States operations are expected to turn profitable in the future, for consolidated tax purposes our United States operations are combined with corporate management and development costs incurred primarily in the United States parent entity, ACT Teleconferencing, Inc. Due to a large amount of corporate development costs in 1998, we incurred a loss on operations. Although recovery and utilization of domestic and international tax losses is anticipated, recovery cannot be assured, therefore, we have applied a full valuation allowance to our deferred tax assets.

Net Loss for the Year. The net loss for the year of $2,117,125 increased by $1,680,317 from the previous year mainly due to the development costs incurred as described above.

Key ratios and statistics

Established operations are defined as "over 3 years old." New operations are defined as "under 3 years old."

Revenues - $000                            1998           1997           1996       1998 % Change   1997 % Change
-------------------------------------  -------------  -------------  -------------  --------------  --------------
Established operations:
United States, United Kingdom,
 Netherlands                                 $15,662        $ 9,731         $5,793             61%             68%


New operations:
Australia, France, Canada, Video               3,347            503            427            565%             18%
                                     ----------------------------------------------------------------------------
Total revenues                               $19,009        $10,234         $6,220             86%             65%
                                     ============================================================================

Profit before taxes - $000
--------------------------
Established operations:
United States, United Kingdom,
 Netherlands                                 $  1,331          $ 1,490          $   305             (11%)            389%

New operations:
Australia, France, Canada, Video               (2,856)          (1,392)          (1,229)            105%             (13%)
                                     -----------------------------------------------------------------------------------
Total profit before tax                       ($1,525)         $    98            ($924)            N/M              N/M
                                     ===================================================================================

Return on sales %
-----------------
(PBT divided by total sales)
----------------------------
Established operations                            7.0             14.6              4.9
New operations - (combined)                     (15.0)           (13.6)           (19.8)
                                     --------------------------------------------------
Net return on sales                              (8.0)             1.0            (14.9)
                                     ==================================================

(N/M - not meaningful)

Cost as a percentage of sales

The following table outlines certain items in our income statement as a percentage of sales for each of the last three years:

                                                                       Years Ended December 31
                                                             1998                1997                1996
---------------------------------------------------------------------------------------------------------------
Sales                                                               100%                100%                100%
Cost of teleconferencing services                                   (57)                (46)                (58)
                                                    -----------------------------------------------------------
Gross profit                                                         43                  54                  42
Selling, general and administrative expenses                        (37)                (39)                (37)
                                                    -----------------------------------------------------------
Operating income before development costs                             6                  15                   5
New development costs                                               (14)                (14)                (20)
                                                    -----------------------------------------------------------
Net income before provision for taxes and                            (8)                  1                 (15)
   minority interest
Minority interest and income taxes                                   (3)                 (5)                 (5)
                                                    -----------------------------------------------------------
Net (loss)                                                          (11)                 (4)                (20)
                                                    ===========================================================

Cashflow, Liquidity and Capital Resources

Summary of Cashflows

                                                                       Years Ended December 31
                                                             1998                1997                1996
---------------------------------------------------------------------------------------------------------------
Cashflow before changes in operating assets and                    (801)                219                (739)
 liabilities
Changes in operating assets and liabilities                         559                (581)               (378)
                                                    -----------------------------------------------------------
Net cash for operating activities                                  (242)               (362)              (1117)
Investing activities                                               5456                1746                 809
                                                    -----------------------------------------------------------
Net cash after investing activities                               (5699)              (2108)              (1926)
Financing activities                                               5678                1947                2258
                                                    -----------------------------------------------------------
Net cash after financing activities                                 (21)               (161)                332
Accumulated other comprehensive loss                                (62)                 (9)                  1
Net change in cash                                                  (82)               (170)                333
                                                    ===========================================================

During the year ended December 31, 1998, net cash and cash equivalents on hand decreased by $82,026. At December 31, 1998, we had cash and cash equivalents of $369,407 compared to $451,434 in 1997. Operating cashflow increased by $119,643 due to the increase in debt-free financing from 1997.

We also invested a total of $5,268,971 in additional telecommunications equipment, software, and office equipment, principally in telecommunications systems that provide new technology and capacity for the United States, Canada, the United Kingdom, Europe, and Asia Pacific. Our total cash requirements were funded using a mix of equity financing (via conversion of certain share warrants) and certain lease and debt financing.

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

Reconciliation of gross EBITDA (earnings before interest, taxes, depreciation, amortization, minority interest) before and after development costs is as follows:

$000 Year ended December 31:                              1998              1997                   1996
                                                      ------------  ---------------------  ---------------------
Net loss for the year                                     ($2,117)                 ($437)               ($1,208)
Add interest                                                  532                     99                     36
taxes                                                         401                    333                    164
depreciation and amortization                                 933                    376                    327
development costs                                           2,637                  1,392                  1,230
minority interest                                             190                    203                    120
                                                    -----------------------------------------------------------

EBITDA before development costs                             2,576                  1,966                    669
  (deduct development costs)                               (2,637)                (1,392)                (1,229)
                                                    -----------------------------------------------------------
EBITDA after development costs                                (61)                   574                   (560)
                                                    ===========================================================

EBITDA to total sales % (before development costs)           13.6                   19.2                   10.8

EBITDA to total sales % (after development costs)             0.0                    5.6                   (9.0)

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

"EBITDA" is defined as operating income (loss) before depreciation and amortization expense, charges for interest expense, provision for income taxes and minority interest in the earnings of a consolidated subsidiary. Accordingly, EBITDA is not intended to replace operating income, net income, cash flow or other measures of financial performance and liquidity reported in accordance with generally accepted accounting principles. Rather, EBITDA is a measure of operating performance and liquidity that may be considered in addition to those measures. We believe that EBITDA is a measure of operating performance and liquidity that is commonly reported and widely used by analysts, investors and other interested parties in the telecommunications industry because it eliminates many differences in financial, capitalization, and tax structures, as well as non-operating and one-time charges to earnings. EBITDA is used internally by our management to assess ongoing operations. However, EBITDA (both before and after development expenses) as used by us may not be comparable to similarly titled measures reported by other companies due to differences in accounting policies.

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

Risks of Year 2000 Issues.  Our dependence upon external or third parties is
--------------------------
significant. The major areas where a Year 2000 failure could have an effect on our business would be a failure in one or more of the following major industries or institutions on which we are dependent either as a supplier to us or as a customer:

  * Electrical Utilities
  * Telecommunications
  * Banking and Financial Services
  * Airlines
  * Government Agencies and Institutions

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

   * Restrictions will be imposed on business airline flights between December 15, 1999 and January 31, 2000.
   * Our cash in banks will be in reasonable sums in at least two major banks and in different corresponding banks overseas.
   * Uninterrupted power supply has been installed to give additional support to the operation of our bridges in all our locations.
   * A minimum of two telecommunications network providers will be connected at all major locations.
   * Operations centers will be stocked with food, water, and bedding, as they are currently for snowstorms, hurricanes, severe thunderstorms, and other natural disasters.
   * Vacations will be adjusted to make optimal use of downtime during this period.

Item 7.  Financial statements and supplementary data
         -------------------------------------------



                                   Contents


Report of Independent Auditors..................................     20
Consolidated Balance Sheets.....................................     21
Consolidated Statements of Operations...........................     22
Consolidated Statements of Shareholders' Equity.................     23
Consolidated Statements of Cash Flows...........................     24
Notes to Consolidated Financial Statements......................  25-35

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



                                                   ERNST & YOUNG LLP

Denver, Colorado
February 16, 1999

                          ACT Teleconferencing, Inc.
                          Consolidated Balance Sheets

                                                                                                   December 31,
                                                                                           1998                     1997
                                                                            --------------------------------------------------------
Assets
Current Assets:
   Cash and cash equivalents                                                $               369,408         $       451,434
   Accounts receivable (net of allowances for doubtful accounts
     of $32,644 and $18,992 in 1998 and 1997, respectively)                               4,295,216               2,885,125
   Prepaid expenses                                                                         571,597                 203,673
   Inventory                                                                                269,795                 136,116
   Available for sale marketable securities                                                       -                  50,000
                                                                            --------------------------------------------------------
   Total current assets                                                                   5,506,016               3,726,348

Equipment:
  Telecommunications equipment                                                            5,840,969               2,651,395
  Office equipment                                                                        4,205,347               1,910,606
  Less:  accumulated depreciation                                                        (1,969,428)             (1,094,938)
                                                                            --------------------------------------------------------
  Total equipment - net                                                                   8,076,888               3,467,063

Other Assets:
  Goodwill (net of accumulated amortization of $136,340 and
    $67,988 in 1998 and 1997, respectively)                                               1,537,321                 736,300
  Deferred loan fees                                                                        205,975                       -
                                                                            --------------------------------------------------------
Total assets                                                                $            15,326,200         $     7,929,711
                                                                            ========================================================
Liabilities and shareholders' equity
Current liabilities:
  Notes payable                                                             $               686,691         $       540,014
  Accounts payable                                                                        2,935,331               1,349,337
  Accrued liabilities                                                                     1,814,877                 777,526
  Current portion of long term debt                                                       1,111,126                 253,251
  Income taxes payable                                                                      215,895                 293,238
                                                                            --------------------------------------------------------
  Total current liabilites                                                                6,763,920               3,213,366

Long-term debt (net of deferred interest cost of $413,546)                                4,949,051                 613,714

Deferred income taxes (United Kingdom)                                                      302,145                 117,454

Minority interest                                                                           806,519                 607,244

Shareholders' equity:
  Preferred stock, no par value, 1,000,000 shares authorized;                                     -                       -
     none issued
  Common stock, no par value; 10,000,000 shares authorized
     3,755,633 and 3,612,758 shares issued and outstanding
     in 1998 and 1997, respectively                                                       7,463,931               6,158,584
  Accumulated deficit                                                                    (4,846,194)             (2,729,069)
  Accumulated other comprehensive loss                                                     (113,172)                (51,582)
                                                                            --------------------------------------------------------
  Total Shareholders' equity                                                              2,504,565               3,377,933
                                                                            --------------------------------------------------------
Total liabilities and shareholders' equity                                  $            15,326,200         $     7,929,711
                                                                            ========================================================

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

                          ACT Teleconferencing, Inc.
                Consolidated Statements of Shareholders' Equity

                                 Common Stock
                                 ------------

                                                                                                Accumulated
                                                                                                   other
                                                                               Accumulated     Comprehensive
                                                   Shares          Amount       Deficit        income (loss)             Total
                                              --------------------------------------------------------------------------------
Balance December 31, 1996                       2,939,930    $  4,022,671    $  (2,292,261)    $     37,547     $    1,767,957

Exercise of employee stock
options                                            43,500          52,000                                               52,000

Shares issued in connection with
exercise of 1994 private
placement warrants                                514,950       1,520,834                                            1,520,834

Issuance of shares as fee to
warrant placement agent                            33,000         115,500                                              115,500

Shares issued in connection with
the acquisition of MaTS ltd.                       81,378         447,579                                              447,579

Comprehensive loss
    Net loss                                                                      (436,808)                           (436,808)
    Other comprehensive loss,net of tax
       Foreign currency translation
       adjustment, net of tax of $30,304                                                            (89,129)           (89,129)
                                                                                                                    ----------
Total comprehensive loss                                                                                              (525,937)


Balance at December 31, 1997                    3,612,758    $  6,158,584    $  (2,729,069)    $    (51,582)    $     3,377,933
                                              --------------------------------------------------------------------------------
Shares issued in connection with
exercise of 1994 private placement
warrants and 1996 IPO warrants                     26,893         136,000                                              136,000

Exercise of employee stock                          2,000           6,000                                                6,000
options

Issue of 330,967 Warrants
in lieu of interest                                               486,521                                              486,521

Shares issued in connection with
the acquisition of Advanced
Multi-Point Conferencing (AMC) Inc.               113,982         676,826                                              676,826

Comprehensive loss
    Net loss                                                                    (2,117,125)                         (2,117,125)
    Other comprehensive loss,net of tax
       Foreign currency translation
       adjustment, net of tax of $20,941                                                            (61,590)           (61,590)
                                                                                                                    ----------
Total comprehensive loss                                                                                            (2,178,715)
                                              --------------------------------------------------------------------------------
Balance at December 31, 1998                    3,755,633    $  7,463,931    $  (4,846,194)    $   (113,172)    $    2,504,565
                                              ================================================================================

See notes to consolidated financial statements.

                           ACT Teleconferencing, Inc
                     Consolidated Statements of Cash Flow


                                                                                      Year Ended December 31,
                                                                                     1998                 1997
                                                                                -------------         -----------
Operating activities
Net loss                                                                        $ (2,117,125)         $ (436,808)
Adjustments to reconcile net loss to net cash from
     operating activities:
    Depreciation                                                                     874,489             358,382
    Amortization of goodwill                                                          57,920              18,054
    Deferred income tax charges                                                      184,691              76,416
    Minority interest                                                                199,275             202,469
                                                                                -------------         -----------
    Cash flow before changes in operating assets and liabilities:                   (800,750)            218,513

Changes in operating assets and liabilities (Net of effect of business combination):
    Accounts receivable                                                           (1,324,560)         (1,310,000)
    Inventory                                                                       (133,680)             73,276
    Prepaid expenses and other assets                                               (364,794)           (124,612)
    Accounts payable                                                               1,386,968             424,460
    Accrued liabilities                                                              994,452             356,356
                                                                                -------------         -----------
Net cash used for operating activities                                              (242,364)           (362,007)

Investing activities
Property and equipment purchases                                                  (5,268,971)         (1,618,359)
Short term notes redeemed                                                             11,776             (26,739)
Cash paid for acquisitions net of cash acquired                                     (249,298)           (101,257)
Disposal of marketable securities                                                     50,000                   -
                                                                                -------------         -----------
Net cash used for investing activities                                            (5,456,493)         (1,746,355)

Financing activities
Net proceeds from issuance of debt                                                 5,255,875             258,985
Net proceeds from issuance of common stock                                           628,521           1,688,334
Deferred loan issuance costs                                                        (205,975)                  -
                                                                                -------------         -----------
Net cash provided by financing activities                                          5,678,421           1,947,319

Accumulated other comprehensive loss                                                 (61,590)             (9,265)
                                                                                -------------         -----------
Net decrease in cash and cash equivalents                                            (82,026)           (170,308)

Cash and cash equivalents, beginning of year                                         451,434             621,742
                                                                                -------------         -----------
Cash and cash equivalents, end of year                                          $    369,408           $ 451,434
                                                                                =============         ===========
Supplemental Cash Flow Information and Non
     Cash Investing and Financing Activities

Capital asset and lease additions                                                $ 2,427,780           $ 432,127

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

Revenue Recognition

Revenue is recognized upon completion of conferencing services or delivery of equipment.

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

Research and Development Expenses

The Company does not engage in research and development and therefore incurred no costs in that regard.

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

Long term debt

                                                                                     December 31,
                                                                               1998                1997
                                                                      ---------------------------------------
Subordinated debt financing - Promissory Note payable by ACT
 Teleconferencing, Inc. bearing an interest rate of 13.5% per annum with monthly interest payments of $28,125. Principal is due on the maturity date of March 31, 2003.  The note is secured by a second
 lien on Company assets, subordinated to the Company's senior lenders.     2,500,000                   -




Line of credit to equipment vendor owed by ACT Teleconferencing,
 Inc., bears interest at 6% per annum.  Payments are due in monthly
 installments calculated on  6% of principal balance and interest.           648,654                   -


Note payable by U.S.A. subsidiary, ACT Teleconferencing Services,
 Inc. to a telecommunication provider at an interest rate of 7%.
 Payments in the first year will be $23,333 due on a quarterly basis.
 Thereafter, two cash payments of $93,333 each due on the first and
 second year anniversary of the effective date.                              280,000                   -




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
                                                                                  432,464             157,948




Capitalized leases, at weighted average interest rates of 12.73% and
 15.85% during 1998 and 1997, respectively.                                     2,119,310             575,973


Subtotal                                                                        6,473,723             866,965
Less deferred interest cost                                                      (413,546)
                                                                      ---------------------------------------
Subtotal                                                                        6,060,177
Less, current portion of long term debt                                        (1,111,126)           (253,251)
                                                                      ---------------------------------------
Long term debt including capitalized leases                                   $ 4,949,051           $ 613,714
                                                                      =======================================

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

Amortization related to the leased assets is included in depreciation for financial reporting purposes.

The following property is secured under capital leases:

                                                                                   December 31,
                                                                          1998                   1997
                                                                 ---------------------------------------------
Telecommunications and office equipment, computers and furniture           $2,317,286                $ 797,310
Less accumulated depreciation                                                (278,613)                (142,387)
                                                                 ---------------------------------------------
                                                                           $2,038,676                $ 654,928
                                                                 =============================================

The aggregate minimum annual commitments for operating and capital leases as of December 31, 1998 are as follows:

                                                                       Operating              Capital
                                                                         Leases                Leases
                                                                 -------------------------------------------
1999                                                                       $1,042,124             $  849,666
2000                                                                        1,023,662                689,384
2001                                                                          889,328                607,966
2002                                                                          721,132                342,866
2003 and thereafter                                                         1,781,542                148,119
                                                                 -------------------------------------------
Total minimum lease payments                                               $5,457,788             $2,638,001
                                                                 ====================
Less amounts representing interest                                                                  (518,691)
                                                                                     -----------------------
Present value of net minimum capital
   leases payments                                                                                $2,119,310
                                                                                     =======================

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows:

                                                                  1998                             1997
                                                              -----------                       ---------
Pro forma net (loss)                                          $(2,746,828)                      $(714,230)
Pro forma (loss) per share                                    $      (.75)                      $    (.22)

Because FASB Statement No. 123 is applicable only to options granted subsequent to December 31, 1994, its pro forma effect will not be fully reflected until 1999.

A summary of the Company's stock option activity, and related information for the years ended December 31 follows:

                                                      1998                                     1997
                                     ---------------------------------------  --------------------------------------
                                                          Weighted-Avg.                              Weighted-Avg.
                                        Options          Exercise Price           Options           Exercise Price
                                     --------------  -----------------------  ---------------     ------------------
Outstanding-beginning of year              730,400              $4.02                454,300            $2.53
Granted                                    232,693               7.54                325,100             5.62
Exercised                                   (2,000)              3.00                (43,500)            1.20
Forfeited                                  (58,656)              4.69                 (5,500)            2.00
                                           -------                                   -------

Outstanding-end of year                    902,437              $4.89                730,400            $4.02
                                           =======                                   =======

Exercisable at end of year                 341,675              $3.15                186,350            $5.62

Weighted-average fair value of
 options granted during the year

  Market price equals exercise                                  $6.68                                   $3.74
   price

  Market price exceeds exercise                                 $6.25                                       -
   price

  Market price is less than                                     $3.94                                       -
   exercise price

Weighted average exercise prices for options outstanding as of December 31, 1998 were 451,300 shares at $2.72, 325,900 shares at $5.75, and 125,237 shares at
$9.00.

6. Income Taxes

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

The provision for income taxes for the years ended December 31, is comprised of the following:

                                                                          1998                1997
                                                                 -----------------------------------------
Current                                                                      $217,242             $256,154
Deferred                                                                      184,520               76,412
                                                                             $401,762             $332,566
                                                                 =========================================

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of December 31 are as follows:

                                                                           1998                  1997
                                                                 -------------------------------------------
Deferred Tax Liabilities-Domestic
 Tax depreciation in excess of book depreciation                           $  (257,627)            $(100,267)

Deferred Tax Assets-Domestic
  Net operating loss carry-forward                                           2,019,656               926,714
  Reserves for doubtful accounts                                                 7,764                 3,850
  Other                                                                        (41,106)               12,381
                                                                 -------------------------------------------
                                                                             1,986,314               942,945

Valuation allowance for deferred tax assets                                 (1,728,687)             (842,678)
                                                                 -------------------------------------------

Net deferred tax-Domestic                                                  $         0             $       0
                                                                 ===========================================

Deferred Tax Liabilities-International
 Tax depreciation in excess of book depreciation                           $  (302,145)            $(117,454)

Deferred Tax Assets-International
  Net operating loss carry-forward                                             698,677               335,088
  Other                                                                              -                 3,234

Valuation allowance for deferred tax assets                                   (698,677)             (338,322)
Net deferred tax liability-International                                   $  (302,145)            $(117,454)
                                                                 ===========================================

Taxes of $279,008 and $118,989 were paid during 1998 and 1997, respectively. The domestic net operating loss carry forwards of approximately $5,415,000 will begin to expire in the year 2005. The Company has not provided for any taxes on undistributed foreign earnings as the Company intends to permanently reinvest these earnings in the future growth of the business.

7. Business Segment Analysis

The Company offers a broad range of services and products to corporate business clients and institutions and is considered as one integrated business unit. The Company operates principally in the United States, Canada, the United Kingdom, France, the Netherlands, and Australia. Following are the Company's international and domestic operating results for 1998.

For the year ended December 31, 1998:

                                      International        United States
                                       Operations           Operations             Corporate               Total
Net revenues                              $10,892,338           $8,117,307             $         -         $19,009,645

Income (loss) before income
taxes and minority interest               $   176,191           $ (205,103)            $(1,496,556)        $(1,525,468)

Net loss                                  $  (415,402)          $ (205,103)            $(1,496,620)        $(2,117,125)

Total assets                              $ 9,639,333           $4,732,606             $   954,261         $15,326,200

For the year ended December 31, 1997:

                                      International       United States
                                       Operations           Operations            Corporate              Total
Net revenues                               $5,527,846           $4,706,557             $       -         $10,234,403

Income (loss) before income
taxes and minority interest                $  526,531           $  175,624             $(603,928)        $    98,227

Net income (loss)                          $  (41,093)          $  175,624             $(571,339)        $  (436,808)

Total assets                               $4,483,424           $3,050,274             $ 396,013         $ 7,929,711

One customer accounted for approximately 22% and 24% of consolidated revenues for the years ended December 31, 1998 and 1997, respectively.

8. Advanced Multi-Point Conferencing, Inc. Acquisition

In November 1998 the Company acquired 100% of the issued shares of Advanced Multi-Point Conferencing, Inc., a Canadian corporation. The consideration paid for the acquisition was 113,982 shares of the Company's common stock at a price of $5.938 per share, and CDN $330,000 (US $215,094) in cash for a total consideration of $892,744.

The acquisition was accounted for as a purchase as follows:

Consideration paid:
Cash                                                                                               $215,094
113,982 shares of common stock at $5.938                                                            676,825
Acquisition costs                                                                                    42,301
                                                                                                -----------
                                                                                                   $934,220
                                                                                                ===========
Fair value of assets acquired:
 Fair value of equipment and other tangible assets                                                 $151,795
 Goodwill                                                                                           782,426
                                                                                                -----------
                                                                                                   $934,220
                                                                                                ===========

Goodwill on acquisitions is amortized over a period of 15 years.

9. Fair Value of Financial Instruments

The Company's financial instruments consist primarily of cash, temporary investments, medium term investments, long term investments, accounts receivable, accounts payable, long-term debt, and capitalized lease obligations.

Because accounts receivable and accounts payable are short-term instruments that are settled at face value, the Company considers the carrying amounts to approximate fair value.

The fair value of long-term debt, consisting of notes and capitalized lease obligations, is based on interest rates available to the Company and comparisons to market rates. The Company considers the carrying amounts to approximate fair value.

10.  Defined Contribution Plan

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

Item 13.   Exhibits and reports on Form 8-K
           --------------------------------

Exhibit
No.         Description
-------     --------------------------------------------------------------------------------------------
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

                              ACT TELECONFERENCING, INC.

Date:  March 29, 1999         By   /s/ Gerald D. Van Eeckhout
       --------------         --------------------------------------
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

Signature                                     Title
---------                                     -----

/s/ Gerald D. Van Eeckhout
----------------------------  Chief Executive Officer and Director
Gerald D. Van Eeckhout        (Principal Executive Officer)

/s/ Gavin Thomson
----------------------------  Chief Financial Officer
Gavin Thomson                 (Principal Financial & Accounting Officer)

/s/ Ronald J. Bach
----------------------------  Director
Ronald J. Bach

/s/ James F. Seifert
----------------------------  Director
James F. Seifert

/s/ Donald Sturtevant
----------------------------  Director
Donald Sturtevant

/s/ Carolyn R. Van Eeckhout
---------------------------   Director
Carolyn R. Van Eeckhout

                               Index to Exhibits

All exhibits are filed electronically or incorporated by reference.

Exhibit
No.        Description
-------    ---------------------------------------------------------------------------------------------
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