Form 10QSB
period 1999-03-31
ACT TELECONFERENCING INC
filed 1999-05-17
CIK 918709

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended March 31, 1999
                                or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period From _______________ to
     ________________.

Commission file number  0-27560
                        -------

                          ACT Teleconferencing, Inc.
--------------------------------------------------------------------------------
          (Name of small business issuer as specified in its charter)


Colorado                                     84-1132665
-------------------------------              ---------------------------------
(State or other jurisdiction of              (IRS Employer Identification No.)
incorporation or organization)

1658 Cole Blvd., Suite 130, Golden, Colorado                   80401
--------------------------------------------------------------------------------
(Address of principle executive                             (Zip Code)
  offices)

 (303) 235-9000                             (303) 233-0895
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

     As of March 31, 1999, 4,437,646 shares of the issuer's common stock were outstanding.

                        This report contains 19 pages.

                          ACT TELECONFERENCING, INC.

                                  FORM 10-QSB

                               Table of Contents

Part I.   Financial information                                                      Page No.
                                                                                     --------

     Item 1.   Financial statements                                                       3
               Consolidated balance sheets                                                3
               Consolidated statements of shareholders' equity                            4
               Consolidated statements of operations                                      5
               Consolidated statements of cash flow                                       6
               Notes to consolidated financial statements                                 7

     Item 2.   Management's discussion and analysis of financial condition
               and results of operations                                                  8

Part II.  Other information

     Item 2.   Changes in securities.                                                    14

     Item 6.   Exhibits and Form 8-K reports                                             14

Signatures                                                                               16

                        Part I -- Financial Information
                                  ---------------------

Item 1. Financial Statements

                          ACT Teleconferencing, Inc.
                          Consolidated Balance Sheets

                                                                           March 31, 1999           December 31, 1998
                                                                           --------------           -----------------
                                                                            (unaudited)                (unaudited)
Assets
Current Assets:
 Cash and cash equivalents                                                 $    1,568,509           $         369,408
 Accounts receivable (net of allowances for doubtful accounts
  of $44,698 and $32,644 in 1999 and 1998 respectively)                         6,055,208                   4,295,216
 Prepaid expenses                                                                 741,419                     571,597
 Inventory                                                                        227,939                     269,795
 Available for sale marketable securities                                               -                           -
                                                                           ------------------------------------------
 Total current assets                                                           8,593,075                   5,506,016

Equipment:
 Telecommunications equipment                                                   6,458,834                   5,840,969
 Office equipment                                                               4,645,981                   4,205,347
 Less:  accumulated depreciation                                               (2,281,032)                 (1,969,428)
                                                                           ------------------------------------------
 Total equipment - net                                                          8,823,783                   8,076,888

Other Assets:
 Goodwill (net of accumulated amortization of $162,757 and
  $136,340 in 1999 and 1998, respectively)                                      1,505,216                   1,537,321
 Deferred loan fees                                                               225,601                     205,975

                                                                           ------------------------------------------
Total assets                                                               $   19,147,675           $      15,326,200

Liabilities and shareholders' equity
Current liabilities:
 Notes payable                                                             $    1,195,801           $         686,691
 Accounts payable                                                               3,349,187                   2,935,331
 Accrued liabilities                                                            2,166,118                   1,814,877
 Current portion of long term debt                                                570,131                   1,111,126
 Income taxes payable                                                             321,521                     215,895
                                                                           ------------------------------------------
  Total current liabilities                                                     7,602,758                   6,763,920

Long-term debt (net of deferred interest cost of $389,219 and
$413,546 in 1999 and 1998, respectively)                                        4,824,644                   4,949,051
Deferred income taxes (United Kingdom)                                            293,461                     302,145
Minority interest                                                                 837,110                     806,519

Shareholders' equity:
 Preferred stock, no par value, 1,000,000 shares authorized;
  none issued
 Common stock, no par value; 10,000,000 shares authorized
  4,437,646 and 3,755,633 shares issued and outstanding
   in 1999 and 1998, respectively                                              10,809,613                   7,463,931
 Accumulated deficit                                                           (4,972,665)                 (4,846,194)
 Accumulated other comprehensive loss                                            (247,246)                   (113,172)
                                                                           ------------------------------------------
  Total Shareholders' equity                                                    5,589,702                   2,504,565

                                                                           ------------------------------------------
Total liabilities and shareholders' equity                                 $   19,147,675           $      15,326,200
                                                                           ==========================================

See notes to consolidated financial statements

                          ACT Teleconferencing, Inc.
                Consolidated Statements of Shareholders' Equity
                                  (Unaudited)

                                                                                               Accumulated
                                                                                                  other
                                                   Common Stock               Accumulated     comprehensive
                                               Shares         Amount            Deficit       income (loss)      Total
                                              -----------------------------------------------------------------------------
Balance at December 31, 1997                   3,612,758      $ 6,158,584     $ (2,729,069)   $  (51,582)     $  3,377,933

Shares issued in connection with
exercise of 1994 private placement
warrants and 1996 IPO warrants                    26,893          136,000                                          136,000

Exercise of employee stock                         2,000            6,000                                            6,000
options

Issue of 330,967 Warrants                                         486,521                                          486,521
in lieu of interest

Shares issued in connection with
the acquisition of Advanced
Multi-Point Conferencing (AMC) Inc.              113,982          676,826                                          676,826

Comprehensive loss
  Net loss                                                                      (2,117,125)                     (2,117,125)
  Other comprehensive loss, net of tax
  Foreign currency translation
   adjustment, net of tax of $20,941                                                             (61,590)          (61,590)
                                                                                                              -------------
Total comprehensive loss                                                                                        (2,178,715)

                                              -----------------------------------------------------------------------------
Balance at December 31, 1998                   3,755,633      $ 7,463,931     $ (4,846,194)   $ (113,172)     $  2,504,565

Shares issued in connection with
1996 warrants                                    549,154        2,647,028                                        2,647,028

Shares issued in connection with
1999 private placement warrants                  109,912          587,066                                          587,066

Shares issued in connection with
the employee stock purchase plan (ESP)             4,447           19,845                                           19,845

Shares issued in connection with
a Canadian service agreement                      18,500           91,744                                           91,744

Comprehensive loss
  Net loss                                                                        (126,471)                       (126,471)
  Other comprehensive loss, net of tax
  Foreign currency translation                                                                  (134,074)         (134,074)
                                                                                                              -------------
Total comprehensive loss                                                                                          (260,545)

                                              -----------------------------------------------------------------------------
Balance at March 31, 1999                      4,437,646      $10,809,614     $ (4,972,665)   $ (247,246)     $  5,589,703
                                              =============================================================================

See notes to consolidated financial statements

                          ACT Teleconferencing, Inc.
                     Consolidated Statements of Operations
                                  (Unaudited)

                                                                         Three Months Ended March 31,
                                                                           1999               1998
                                                                       ------------       ------------
Net revenues                                                           $  6,842,467       $  4,093,236

Operating Expenses:
  Cost of Services                                                       (3,527,838)        (1,800,402)
  Sales, general and administration expense                              (1,883,165)        (1,380,339)
  Depreciation and amortization                                            (334,219)          (154,539)
  Development cost                                                         (870,838)          (604,513)
                                                                       ------------       ------------
  Operating Income                                                          226,407            153,443

  Interest, net                                                            (172,800)           (36,890)
                                                                       ------------       ------------
Income before income taxes and minority interest                             53,607            116,553

Provision for income taxes                                                 (117,942)          (168,007)
                                                                       ------------       ------------
Loss before minority interest                                               (64,335)           (51,454)

Minority interest in earnings of consolidated subsidiary                    (62,136)          (108,704)
                                                                       ------------       ------------

Net loss for the quarter                                               $   (126,471)      $   (160,158)
                                                                       ============       ============

Net loss per share                                                     $      (0.03)      $      (0.04)
                                                                       ============       ============

Weighted average number of shares outstanding                             4,027,655          3,615,194
                                                                       ============       ============

See notes to consolidated financial statements

                           ACT Teleconferencing, Inc
                     Consolidated Statements of Cash Flow
                                  (Unaudited)

                                                                                  Three Months Ended March 31,
                                                                                      1999           1998
                                                                                  ------------    ------------
Operating activities
Net loss                                                                         $   (126,471)   $    (160,158)
Adjustments to reconcile net income to net cash from
  operating activities:
 Depreciation                                                                          311,604         172,689
 Amortization of goodwill                                                               32,105           6,657
 Deferred income tax                                                                         -           1,487
 Minority interest                                                                      30,591         117,663
                                                                                  ----------------------------
Cash flow before changes in operating assets and liabilities:                          247,829         138,338

Changes in operating assets and liabilities (Net of effect of business combination):
 Accounts receivable                                                                (1,749,991)       (452,517)
 Inventory                                                                              41,857        (238,261)
 Prepaid expenses and other assets                                                    (169,822)       (235,113)
 Accounts payable                                                                      510,797         463,727
    Accrued liabilities                                                                351,242         107,347
                                                                                  ----------------------------
Net cash used for operating activities                                                (768,088)       (216,479)

Investing activities
Property and equipment purchases                                                    (1,058,500)       (409,916)
Short term notes redeemed                                                               (9,999)        (58,850)
Disposal of marketable securities                                                            -          50,000
                                                                                  ----------------------------
Net cash used for investing activities                                              (1,068,499)       (418,766)

Financing activities
Net proceeds (repayment) of debt                                                      (156,293)      2,700,290
Net proceeds from issuance of common stock                                           3,345,682          15,975
Deferred loan issuance costs                                                           (19,626)        (66,620)
                                                                                  ----------------------------
Net cash provided by financing activities                                            3,169,763       2,649,645

Effect of exchange rate changes on cash                                               (134,074)        (26,160)
                                                                                  ----------------------------
Net (decrease) increase in cash and cash equivalents                                 1,199,102       1,988,240

Cash and cash equivalents, beginning of year                                           369,408         451,434
                                                                                  ----------------------------
Cash and cash equivalents, end of year                                            $  1,568,510    $  2,439,674
                                                                                  ============================

See notes to consolidated financial statements.

                          ACT Teleconferencing, Inc.
                  Notes to consolidated financial statements
                                  (Unaudited)


Basis of presentation

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary of a fair presentation have been included. Operating results for the three-month period ending March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the financial statements and footnotes thereto included in our annual report on Form 10-KSB for the year ended December 31, 1998.

Business

     ACT Teleconferencing, Inc is engaged in the business of providing high-quality audio, data, and video conferencing products and services to business clients. We operate in the United States, Canada, the United Kingdom, the Netherlands, Belgium, France and Australia.

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

Item 2. Management's discussion and analysis of financial condition and results of operations

Introduction

     Except for historical information, the following description of our business contains forward-looking statements, which involve risks and uncertainties. Our actual results could differ materially from those set forth in these forward-looking statements as a result of a number of factors, including the "Risk Factors" set forth in our registration statement, Amendment No. 2 to Form S-3, incorporated by reference to this Form 10-QSB, filed with the SEC on May 5, 1999, and any following amendments. Copies of the Form S-3 may be obtained at www.sec.gov or upon request from us.

Overview

     We completed an encouraging quarter in terms of revenue growth and profit improvement. First quarter 1999 revenues of $6.8 million grew by 67% over the first quarter of 1998, reflecting continued growth in the market for audio teleconferencing services, additional market share gains made and revenues from new international operations.

     First quarter net loss after taxes and minority interest amounted to $126,471, an improvement of $33,687 over the first quarter of 1998. We anticipate continued significant forward growth in teleconferencing revenues in our established operations in North America, the United Kingdom, and the Netherlands, as well as new operations in France, Australia, and Hong Kong and new product introductions in video, data, and internet conferencing. Development expenses incurred in connection with the entry into the French, Dutch, Canadian, and Australian markets as well as our new Internet and videoconferencing products and technologies amounted to approximately $870,000 for the first quarter 1999, a 44% increase from $604,000 for the comparable prior period.

     In summary, in addition to very satisfactory revenue growth of 67%, our first quarter performance included:

  . A 47% growth in net operating income before interest, taxes, and minority interest;
  . A slow down in the growth of sales, general, and administrative expenses, which grew by 36%;
  . Satisfactory implementation of the agreement with Concert Global Networks Limited;
  . Completion of the groundwork for the opening of two additional offices, one in Hong Kong and one in Dallas, Texas;
  . Very satisfactory performance in Canada and Australia with strong volume business in both locations;
  . A tripling of net income in U.S. audio conferencing operations, following a 98% revenue growth rate;
  . A disappointing performance in our video conferencing systems equipment business requiring approximately $300,000 and contributing to our 1999 first quarter net loss, although this business accounted for less than 10% of our total revenues; and
  . Slow revenue growth in the U.K. and France resulting in an overall loss in European operations.

     We have previously announced that we will be taking steps to limit our exposure to the video conferencing equipment and systems business, our hardware business, and will be concentrating on that which we do best, our services business, which consists of the provision of audio, video, and data conferencing bridging services.

     We have built up a strong and solid reputation for good service quality with a number of preeminent global clients and intend to continue to focus on this positive area of growth.

     In 1998 we announced a three-year outsource supply agreement with Concert Global Networks Limited Concert, the British Telecom global services company, for Concert Audioconferencing Service. This service commenced in the fourth quarter of 1998, and is being provided by ACT centers in New York, Denver, London, Paris, Amsterdam, and Sydney.

     Concert, which is based in Reston, Virginia, provides an array of managed voice, data, and Internet services to over 4,000 multinational companies in over 50 countries. Concert Audioconferencing Service, the world's first global virtual private network-based conference service, offers a flexible, cost-effective audioconferencing service to multinational companies via approximately 30 distributors worldwide including British Telecom and MCI.

     Global presence and commitment to service excellence, innovation, and quality were key factors in Concert's decision to award the contract to us. As a result of the Concert contract, we plan to continue to expand our geographic penetration over the next twelve months.

Components of revenue and expense

     We derive revenues principally from fees charged to clients for audio and video conference bridging services which connect multiple parties to a conference call, from fees for enhanced services, and from the sale of videoconferencing equipment units.

     The costs of teleconferencing services consist of local and long-distance telephone services, depreciation on equipment, salaries, benefits, and office expenses of conference operators.

     Selling, general, and administrative costs consist of salaries, benefits, and office expenses of our administrative, market development, and sales organizations. Development expenses consist of selling, general, and administrative costs; depreciation; and interest incurred during the start-up phase of new operations.

RESULTS OF OPERATIONS

Quarter ending March 31, 1999, compared to quarter ending March 31, 1998

     Net revenues. Net revenues increased by 67% to $6.8 million for the quarter ending March 31, 1999, compared to $4.1 million for the same period in 1998, primarily due to the onset of the Concert outsourcing business, increased sales of audio teleconferencing in new markets and the continued growth of existing operations. Revenue growth resulted from repeat sales to established customers, increased sales of enhanced services, sales to new customers, outsourcing business, the impact of acquisitions, and new operations increasing sales volume by further market penetration. Established operations accounted for 85% of the total revenue and increased revenue by 58% over the quarter ending March 31, 1998. New operations accounted for 15% of the total revenue and increased 119% to $1.1 million over the quarter ending March 31, 1998.

     Cost of sales. Cost of sales increased by 96% to $3,527,838 for the first quarter of 1999, compared to $1,800,402 for the quarter ending March 31, 1998. The gross profit percentage dropped from 56% in 1998 to 48% in 1999 reflecting cost associated with the relocation of two major offices, low margins from video systems equipment sales, and low volume recovery over fixed and semi fixed costs in new operations.

     Selling, general, and administrative costs. Selling, general, and administrative expenses for the first quarter of 1999 were $1,883,165, or 28% of revenue, compared to $1,380,339 or 34% of revenue for the first quarter of 1998. The 36% increase in such expenses reflects an aggressive marketing focus towards the developing business units in France, Australia, and Canada, as well as a moderate marketing focus towards audio and video conferencing sales for established operations.

     Depreciation and amortization. Depreciation and amortization expense more than doubled in the first quarter of 1999 to $334,219 compared to $154,539 for the quarter ending March 31, 1998. This variance occurred due to 123% increase in property and equipment purchased to accommodate last year's revenue growth of 86%.

     Development costs. These costs for the first quarter of 1999 were $870,838 or 12.7% of revenue compared to $604,513 or 14.7% of revenue for the first quarter of 1998 and grew by 44% over the first quarter of 1998. The 2% reduction in development cost to revenue was due to our commitment to slow down our expansion efforts to allow for the achievement of ongoing overall profitability at operating income level. The 44% increase in costs compared to quarter ending March 31, 1998 was due to the expansion of operations into Hong Kong and the opening of two satellite offices in Adelaide, Australia, and Dallas, Texas in the first quarter of 1999.

     Net interest.   Net interest for the first quarter was $172,800 compared to
$36,890 for the first quarter ending March 31, 1998. This three-fold increase was due to a 60% increase in interest bearing debt taken on through the course of 1998. This debt is carried at various interest rates, at an average weighted cost of 14%, and was incurred to finance new operations as well as to accommodate our continued growth. We plan to further strengthen our equity base during 1999, thus reducing interest costs in year 2000 and forward.

     Income before taxes and minority interest. Income before taxes and minority interest amounted to $53,607 for the first quarter of 1999, compared to $116,553 for the first quarter of 1998. The decline in income of $62,946 was due to an increase in interest bearing debt and depreciation, low volume recovery in new operations, and relocation expenses as described above.

     Taxes on income and minority interest.   Taxes on income and minority
interest amounted to $180,078 for the first quarter of 1999, compared to $276,711 for the first quarter of 1998. This decrease was due to lower earnings from our 60% majority-owned United Kingdom operation. Reduced earnings resulted in lower United Kingdom taxes and a lower charge to minority interest. A further reduction occurred due to an increase in the loss before income taxes and minority interest from our 80% majority-owned videoconferencing reseller operation located in the United Kingdom. In addition, the United Kingdom, where we hold two majority-owned subsidiaries, has reduced the income tax rate from 33% to 31% as of April 1, 1998.

     Net loss. Net loss amounted to $126,471 for the first quarter of 1999, compared to the net loss of $160,158 for the first quarter of 1998, a favorable reduction in loss of $33,687. The decrease in loss was due mostly to stabilizing selling, general, and administrative expenses; a reduction in taxes and minority interest; and proportionately decreasing development cost to revenue. The major contributing factor to our net loss was the $300,000 loss in videoconferencing equipment sales.

Liquidity and capital resources (for the three months ending March 31, 1999)

     During the first quarter of 1999, net cash increased by $1,199,102 from December 31, 1998. At March 31, 1999, we had cash and cash equivalents of $1,568,510 compared to cash and cash equivalents on hand on December 31, 1998 of $369,408.

     Cash generated though operating activities before funding net operating assets amounted to $247,829 for the first quarter of 1999, compared to cash generated of $138,338 for the first quarter of 1998. Cash after financing operating assets and liabilities amounted to a net outflow of $768,088 reflecting mainly the significant growth in accounts receivable and prepaid expenditures.

     During the first quarter of 1999, we invested $1.1 million in additional equipment to provide global capacity primarily for the Concert outsourcing business, further expansion into Australia to service a major volume outsourcing arrangement, the opening of a new office in Hong Kong, and for increasing capacity in Canada. The gross cash outflow of $1.8 million, after capital investment and before financing arrangements, was funded through proceeds from the conversion of 549,154 warrants at $5.00 for $2,647,028, net of expenses; the issuance of private placement units, shares and warrants, for $587,066; and $156,293 net debt financing. Total net cash provided by financing activities amounted to $3.2 million. Our overall financing resulted in a net cash inflow of $1.3 million before the effect of the exchange rate changes.

     We believe that, given the present rate of sales and profit growth in our core audio conferencing business as well as indicated volumes from certain contractual relationships, we will have access to sufficient cash resources to meet our needs for the next twelve months. We have further plans for moderate growth into new geographic locations, to expand capacity, and to develop our videoconferencing and Internet conferencing businesses. These expansion plans will be financed using a mix of lease financing for capital equipment and asset based financing and bank lines of credit for working capital. We are also prepared to make other equity financing capital arrangements to ensure we can continue to build our audio, video, and data teleconferencing platform beyond 1999.

Year 2000 compliance

     As the year 2000 approaches, many date sensitive computer applications may fail because they are unable to process dates properly beyond December 31, 1999. Businesses will be required to devote significant resources to convert their information systems to meet year 2000 requirements. We are significantly dependent upon external or third parties, including electrical utilities, telecommunications, banking and financial services, airlines, and governmental agencies and institutions, to provide services to us and to purchase services from us. Their failure to provide services to us due to year 2000 problems could have a material adverse effect on our business, results of operations, and financial condition. Additionally, as these entities devote financial resources to comply with year 2000 requirements, the purchasing patterns of our customers may be affected as they may have reduced funds available to purchase our services, which could result in a material adverse effect on our business, results of operations, and financial condition.

     We are continually evaluating all our systems to identify year 2000 problems. Except as noted below, at this time, we are not aware of any issues that require remediation. Our review of potential business interruptions has not identified any likely interruptions. Such interruptions, if they occur, will depend, in part, on the handling of year 2000 issues by our vendors and customers.

     State of readiness. Our principal information technology systems have been
     -------------------
developed intensively only over the last four years with desktop based year 2000 compatible software. From our incorporation in December 1989 to mid 1994, we satisfied our major systems requirements using manual or semi-automated computer and accounting systems. We are principally dependent on one of the leading audio conferencing bridge manufacturers, Compunetix, Inc., for our teleconferencing bridges. This manufacturer utilizes a non-information technology system. We have requested Compunetix to verify and certify that all its embedded systems within our bridges are year 2000 compliant. Compunetix has agreed to install year 2000 compliant software by no later than June 30, 1999. To the best of our knowledge, we are not presently substantially dependent upon any other significant internal non-information technology and/or embedded system which is not year 2000 compliant.

     Costs to address year 2000 issues.  We believe that our internal systems
     ----------------------------------
are substantially year 2000 compliant; and we have not incurred any material costs for remediation for the year 2000. However, to address the impact of acquisitions, new facilities, and other contingencies, we estimate that the future costs to monitor, control, and remediate our systems to be year 2000 compliant are not likely to exceed either $500,000 in 1999 or an additional $500,000 beyond year 2000. We will continue to review and reevaluate the potential costs of remediation and business interruptions.

     Risks of year 2000 issues.  Our dependence upon external or third parties
     --------------------------
is significant. The major areas where a year 2000 failure could have an effect on our business would be a failure in one or more of the following major industries or institutions on which we are dependent either as a supplier to us or as a customer:

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

     Contingency plans.  Our formal contingency plan for the year 2000 will
     ------------------
continue to monitor all major risks for us on a proactive basis. We believe that we operate in a changing, high growth, volatile, and high risk environment, and our management will continually assess and address all risks, not only year 2000 risks. Our market sector is a small niche component of the $700 billion annual worldwide telecommunications industry. All of our major service providers and most of our major customers are multinational entities that are substantially larger than us. We are largely dependent on our major service providers and customers. We intend to monitor our exposure and also take appropriate measures to ensure that we are not unduly dependent upon one particular customer or industry supplier. In anticipation of year 2000, the following contingency plans are either being considered or implemented:

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

          Part II - Other information
                    -----------------
Item 2.  Changes in securities.

     On February 15, 1999, we received $604,516 for the sale of 109,912 units at $5.50 per unit. A unit consisted of one share of common stock and one warrant. The warrants are exercisable at $7.00 and expire December 31, 2003. The shares and the shares underlying the warrants entitle the holder to piggyback registration rights from June 30, 1999 through December 31, 2003. We sold the units in a private placement only to current employees, directors, relatives of directors, and business associates, or friends of directors or officers under Rule 506 of the Securities Act of 1933. Our January 4, 1999 and January 15, 1999 Form 8-Ks further describe the private offering. Copies of the Form 8-Ks are available at www.sec.gov or upon request from us.

Item 6(a).    Exhibits

Exhibit
No.            Description
---            -----------
  3.1/(2)/     Restated Articles of Incorporation of ACT dated April 15, 1996
  3.2/(2)/     Bylaws of ACT, amended as of April 15, 1996
  4.1/(1)/     Form of specimen certificate for common stock of ACT
 10.1/(1)/     Stock Option Plan of 1991, as amended, authorizing 400,000 shares of common stock for issuance under the Plan
 10.2/(1)/     Form of Stock Option Agreement
 10.3/(1)/     Form of common stock purchase warrant
10.10/(1)/     Split Dollar Insurance Agreement dated March 1, 1990, between ACT and Gerald
               D. Van Eeckhout
10.11/(1)/     Service agreement dated April 10, 1992 between David Holden and ACT
               Teleconferencing Limited
10.19/(4)/     Stock Option Plan of 1996, as amended
10.20/(5)/     Employee Stock Purchase Plan
10.22/(6)/     Loan and Security Agreement dated March 31, 1998 and Form of stock purchase warrant with Sirrom Capital Corporation and Equitas L.P.
10.23/(6)/     Loan Agreement with Key Bank, N.A.
10.24/(7)/     Lease Commitment and Warrant with R.C.C. Finance Group Ltd.
10.25/(7)/     Contract for the Supply of Conferencing Services Design Development and
               Information signed July 14, 1998 between ACT Teleconferencing Services, Inc.
               and Concert Global Networks Limited
10.26/(7)/     Agreement for the Supply of Conferencing Services signed July 14, 1998 between ACT Teleconferencing Services, Inc. and Concert Global Networks Limited
10.27/(7)/     Agreement for Videoconferencing Equipment and Services (GTE Telephone
               Operating Companies) dated October 1, 1998
   27          Financial Data Schedule

/(1)/ Incorporated by reference, attached as an exhibit of the same number to our registration statement on Form SB-2 filed with the SEC on October 10, 1995, and amendments to our Form SB-2, File No. 33-97908-D.

/(2)/ Incorporated by reference, attached as an exhibit of the same number to our Form 10-QSB for the quarter ending March 31, 1996 filed with the SEC on May 15, 1996, File No. 0-27560.

/(3)/ Incorporated by reference, attached as an exhibit of the same number to our Form S-8, filed with the SEC on July 2, 1998, File 0-27560.

/(4)/ Incorporated by reference, attached as an exhibit to our Schedule 14A
      Information filed with the SEC on April 30, 1997, File No. 0-27560, and amended and attached as exhibit 4.6 to our Form S-8 filed on July 2, 1998, File 333-58403.

/(5)/ Incorporated by reference, attached as an exhibit to our Schedule 14A
      Information filed with the SEC on April 15, 1998, File No. 0-27560.

/(6)/ Incorporated by reference, attached as an exhibit of the same number to our Amendment No. 1 to Form 10-QSB for the quarter ending June 30, 1998 filed with the SEC on August 24, 1998 (originally filed under cover of Form SE on August 14, 1998), File 0-27560.

/(7)/ Incorporated by reference, attached as an exhibit of the same number to our Form 10-QSB for the quarter ending September 30, 1998, filed with the SEC on November 16, 1998, File 0-27560.

Item 6(b).    Reports on Form 8-K.

          On January 4, 1999, we filed a Form 8-K to report the private offering of a maximum of 250,000 units.

          On January 15, 1999, we filed a Form 8-K to provide proforma estimated consolidated financial statements for the private offering of the maximum of 250,000 units.

          Copies of the Form 8-Ks are available at www.sec.gov or upon request from us.

                                   Signature

    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                      ACT TELECONFERENCING, INC.


Date:  May 14, 1999                   By: /s/ Gavin J. Thomson
                                         -----------------------------------
                                              Gavin J. Thomson,
                                              Chief Financial Officer
                                              (Duly authorized officer and
                                              Principal Financial Officer)

Index of Exhibits
-----------------

All exhibits are filed electronically, unless incorporated by reference.

Exhibit
-------
No.         Description
---         -----------
3.1/(2)/    Restated Articles of Incorporation of ACT dated April 15, 1996
3.2/(2)/    Bylaws of ACT, amended as of April 15, 1996
4.1/(1)/    Form of specimen certificate for common stock of ACT
10.1/(1)/   Stock Option Plan of 1991, as amended, authorizing 400,000 shares of common stock for issuance under the Plan
10.2/(1)/   Form of Stock Option Agreement
10.3/(1)/   Form of common stock purchase warrant
10.10/(1)/  Split Dollar Insurance Agreement dated March 1, 1990, between ACT and Gerald D. Van Eeckhout
10.11/(1)/  Service agreement dated April 10, 1992 between David Holden and ACT
            Teleconferencing Limited
10.19/(4)/  Stock Option Plan of 1996, as amended
10.20/(5)/  Employee Stock Purchase Plan
10.22/(6)/  Loan and Security Agreement dated March 31, 1998 and Form of stock purchase warrant with Sirrom Capital Corporation and Equitas L.P.
10.23/(6)/  Loan Agreement with Key Bank, N.A.
10.24/(7)/  Lease Commitment and Warrant with R.C.C. Finance Group Ltd.
10.25/(7)/  Contract for the Supply of Conferencing Services Design Development
            and Information signed July 14, 1998 between ACT Teleconferencing
            Services, Inc. and Concert Global Networks Limited
10.26/(7)/  Agreement for the Supply of Conferencing Services signed July 14,
            1998 between ACT Teleconferencing Services, Inc. and Concert Global
            Networks Limited
10.27/(7)/  Agreement for Videoconferencing Equipment and Services (GTE
            Telephone Operating Companies) dated October 1, 1998
    27.1    Financial Data Schedule

/(1)/ Incorporated by reference, attached as an exhibit of the same number to our registration statement on Form SB-2 filed with the SEC on October 10, 1995, and amendments to our Form SB-2, File No. 33-97908-D.

/(2)/ Incorporated by reference, attached as an exhibit of the same number to our Form 10-QSB for the quarter ending March 31, 1996 filed with the SEC on May 15, 1996, File No. 0-27560.

/(3)/ Incorporated by reference, attached as an exhibit of the same number to our Form S-8, filed with the SEC on July 2, 1998, File 0-27560.

/(4)/ Incorporated by reference, attached as an exhibit to our Schedule 14A Information filed with the SEC on April 30, 1997, File No. 0-27560, and amended and attached as exhibit 4.6 to our Form S-8 filed on July 2, 1998, File 333-58403.

/(5)/ Incorporated by reference, attached as an exhibit to our Schedule 14A
      Information filed with the SEC on April 15, 1998, File No. 0-27560.

/(6)/ Incorporated by reference, attached as an exhibit of the same number to our Amendment No. 1 to Form 10-QSB for the quarter ending June 30, 1998 filed with the SEC on August 24, 1998 (originally filed under cover of Form SE on August 14, 1998), File 0-27560.

/(7)/ Incorporated by reference, attached as an exhibit of the same number to our Form 10-QSB for the quarter ending September 30, 1998, filed with the SEC on November 16, 1998, File 0-27560.