Form 10KSB/A
period 1998-12-31
ACT TELECONFERENCING INC
filed 1999-07-06
CIK 918709

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                 FORM 10-KSB/A

(Mark One)
[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                SECURITIES EXCHANGE ACT OF 1934
                     For the fiscal year ended      December 31, 1998
                                              ----------------------------------

[_]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)
                     For the transition period from  ____________ to ___________

                            Commission File Number 0-27560
                                                   -------


                          ACT Teleconferencing, Inc.
--------------------------------------------------------------------------------
          (Name of small business issuer as specified in its charter)

Colorado                                        84-1132665
----------------------------------------------  --------------------------------
(State or other jurisdiction of incorporation   (IRS Employer Identification No)
or organization)

1658 Cole Boulevard, Suite 130, Golden, CO      80401
----------------------------------------------  --------------------------------
(Address of principle executive offices)        (Zip Code)

(303) 235-9000                                  (303) 233-0895
----------------------------------------------  --------------------------------
(Issuer's telephone number)                     (Issuer's facsimile number)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class                  Name of each exchange on which registered
None                                 None
----------------------------         -------------------------------------------

Securities registered under Section 12(g) of the Exchange Act:
Common stock, no par value
--------------------------------------------------------------------------------
                               (Title of Class)
Redeemable Warrants to purchase Common Stock
--------------------------------------------------------------------------------
                               (Title of Class)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [_] No [X]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's

                        This report contains 47 pages.

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

                        (ISSUERS INVOLVED IN BANKRUPTCY
                    PROCEEDINGS DURING THE PAST FIVE YEARS)

     Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [_] No [_] n/a

                  (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

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

Transitional Small Business Disclosure Format (Check one): Yes [_] No [X]

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

Our video conferencing service commenced in 1996 in the United Kingdom. This service connects video conferencing participants by means of a video multipoint control units under the ActionView(SM) brand name. We plan to extend videoconferencing service to additional locations, both international and domestic, during 1999.

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

Video conferencing has grown substantially since its first introduction in the 1980s. The earliest applications involved expensive systems in dedicated locations used primarily for large group conferences. The market has evolved with the development of small group systems (two to eight individuals). More recently available are relatively inexpensive desktop systems. Virtually all manufacturers of these systems use the H.320 standard for compression/ decompression of video signals in conjunction with personal computers. The video and data conferencing market is expected to show substantial growth as internet and desktop applications evolve.

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


Item 2.  Facilities
         ----------

We currently lease office and operations space at our locations in Denver, New Jersey serving metropolitan New York, Toronto, Ottawa, London and Bracknell, England, Amsterdam, Brussels, Sydney, Adelaide and Paris. All operations are in quality office locations close to the city center. These leases all expire or are renegotiable over the next five years. Forward lease commitments are not significant in relation to total ongoing operating expenses and all lease costs are in line with generally available market rentals.


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

PART II

Item 5.  Market for common equity and related stockholder matters
         --------------------------------------------------------

Our common shares have been traded on the Nasdaq SmallCap Market under the symbol ACTT since March 11, 1996. For the period from January 1, 1998 through December 31, 1998 the high and low closing sales prices for our common stock for each quarter as reported by NASDAQ were:

-----------------------------------------------------------------------------
1998                      Common Stock (ACTT)               Warrants (ACTTW)
-----------------------------------------------------------------------------
                         High             Low           High          Low
-----------------------------------------------------------------------------
First Quarter           $10.00           $5.88         $5.38         $2.50
Second Quarter          $11.63           $8.00         $6.63         $3.50
Third Quarter           $10.63           $6.50         $5.88         $2.19
Fourth Quarter          $ 7.25           $5.25         $3.25         $0.50
-----------------------------------------------------------------------------

As of December 31, 1998 the Company's share price was $5.25.

-----------------------------------------------------------------------------
1997                    Common Stock (ACTT)                Warrants (ACTTW)
-----------------------------------------------------------------------------
                        High            Low             High            Low
-----------------------------------------------------------------------------
First Quarter          $ 5.00           $2.88           $ .75          $ .25
Second Quarter         $ 7.50           $4.99           $2.25          $ .75
Third Quarter          $13.05           $8.25           $7.31          $2.88
Fourth Quarter         $ 9.13           $4.50           $4.06          $ .88
-----------------------------------------------------------------------------

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

Sales of unregistered securities
--------------------------------
In November 1998, we acquired 100% of the issued shares of Advanced Multi-Point Conferencing, Inc., a Canadian corporation, by issuing its shareholders 113,982 shares of our common stock at a price of $5.938 per share and CDN $330,000 (US $215,094) in cash for a total consideration of $891,919. We did not receive any cash for our issuance of the 113,982 shares of common stock.

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
                                                                      --------
                                                                      $934,220
                                                                      ========

We issued the 113,982 shares of our common stock to the following selling shareholders of Advanced Multi-Point Conferencing, Inc.: Mark Kelly, Stephen Nava, Wendy Threader, Anna Cheung, Tina Cheung, Denis Colbourne, Margo Kelly, Terry Kelly, Tom Moore, and Jack Threader. There were no underwriters used for the issuance of the shares, and we are registering these shares on Form S-3 for an offering on a delayed or continuous basis under Rule 415 under the Securities Act of 1933.

On December 31, 1998 under Regulation D of the Securities Act of 1933, we initiated a private offering of 250,000 units, each comprised of one share of common stock and one warrant to purchase one share of common stock. The units were offered at $5.50 each, which was the average closing price of our common stock on the Nasdaq Small Cap Market for the preceding 10 trading days. The warrants are exercisable at $7.00 and expire December 31, 2003. The shares and the shares underlying the warrants entitle the holder to piggyback registration rights from June 30, 1999, through December 31, 2003. The offering was structured on a minimum/maximum basis with the minimum comprised of 80,000 units (gross proceeds of $440,000) and a maximum of 250,000 units (gross proceeds of $1,375,000). As of the closing date of February 16, 1999, 109,912 units were subscribed, and we received total gross proceeds of $604,516. The purchasers of the units were: Robert Aubry; Gene M. Berghoff & Jana L. Berghoff; Thierry R. Bignet; Frayda Myers Coopers and John Daniels Cooper, JTWROS FBO A/C 398-27329-13046; Roy Dimoff; Mary Ann Dunlevy; Diann Dunlevy-Koch; Karen Dyrenforth; Peter Eeles; Martin W. Harrison; Robyn Hemmings; John W. Hill; James F. Seifert C/F Timonty J. McCue; Wallace K. McDonell; Peter Meijer; Charles A. Morley; Suz-Anne Moss; Kenneth W. Rush; Myriam Segura; James F. Seifert Management Trust; James
F. Seifert and Nancy L. Seifert, Trustees; William J. Seifert Trust; Raymond F. Unger; Gerald & Carolyn Van Eeckhout; Charles Van Eeckhout; David M. Walsh; and Edwin G. Wilcox Trust dated November 5, 1982. There were no underwriters used for this offering.

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

Results of Operations

Fiscal Year Ended December 31, 1998, Compared to Fiscal Years Ended December 31, 1997

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

Marketing, General and Administrative. Marketing, general, and administrative expenses for the year ended December 31, 1998 were $9.6 million, or 51% of revenue, compared to $5.4 million or 54% of revenue for 1997. The 78% increase in such expenses reflects the continued additional investment in established operations as well as the start up of our new business units in Europe and Australia. In 1997 these expenses also resulted from the entry into videoconferencing. As these costs are now generally more fixed than variable, it is anticipated that they will, in future years, continue to show a lower growth rate and comprise a lower percentage of sales as our total revenue continue to grow.

(Loss) Before Taxes and Minority Interest. Loss before taxes and minority interest increased by $1,623,695 to $1,525,468 for the year ended December 31, 1998 compared to profit before taxes and minority interest of $98,227 for 1997. Loss before taxes and minority interest for the year ended December 31, 1998 includes the costs of approximately $2.6 million from the ongoing development of European, Australian, Canadian, and Asia Pacific operations.

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

Fiscal Year Ended December 31, 1997, Compared to Fiscal Years Ended December 31, 1996

Net Revenues. Net revenues increased 65% to $10.2 million for the year ended December 31, 1997, compared to $6.2 million for 1996. As in 1996, revenue growth resulted from increased service business to established customers and increased revenues from higher priced enhanced services as well as from sales to new customers. During the year ended December 31, 1997, United States audio conferencing operations accounted for 45% of net revenues, compared to 44% for
1996.   United States net revenues for the year ended December 31, 1997, increased by 67% over net revenues for the prior year. International net revenues for the year ended December 31, 1997, increased by 76% over 1996 and presently make up 55% of total revenues compared to 56% in the previous year.

Cost of Teleconferencing Services. Cost of teleconferencing services increased 31% to $4.7 million for the year ended December 31, 1997, compared to $3.6 million for the prior year, reflecting mainly volume increases in sales of teleconferencing services. Cost of teleconferencing services represented 46% of net revenues for the year ended December 31, 1997, compared to 58% of net revenues for 1996. Gross margin percentage (net revenues less costs of conferencing services divided by net revenues) for the year ended December 31, 1997, was 54%, versus 42% during the prior year. Future long-term increases in gross margin should be sustained as we add new locations, increase capacity, and gain improved volume recovery over our fixed and semi-fixed costs.

Marketing, General and Administrative. Marketing, general, and administrative expenses for the year ended December 31, 1997 were $5.4 million, or 54% of revenue, compared to $3.5 million or 57% of revenue for 1996. The 53% increase in such expenses reflects the continued additional investment in established operations as well as the start up of our new business units in Europe and
Australia and the entry into videoconferencing.   With the exception of new
international locations, these costs are more fixed than variable. It is therefore expected that they will, in future years, show a lower growth rate and comprise a lower percentage of sales as the Company's net revenue grows.

(Loss) Before Taxes and Minority Interest. Profit before taxes and minority interest increased by $1,021,876 to $98,227 for the year ended December 31, 1997 compared to a loss before taxes and minority interest of $923,649 for 1996. Profit before taxes and minority interest for the year ended December 31, 1997 includes the costs of approximately $1.4 million from the ongoing development of European, Australian and videoconferencing operations.

Taxes on Income. Taxes on income increased to $332,566 for the year ended December 31, 1997, compared to $164,591 for 1996, due to increased income earned by our 60% majority-owned United Kingdom subsidiary. We paid no other income taxes due to current year losses and tax loss carry-forwards of approximately $2.5 million.

Minority Interest. Minority interest increased by 69% to $202,469 for the year ended December 31, 1997, compared to $119,867 for the comparable prior period in 1996, due mainly to increased income earned by our 60% majority-owned United Kingdom subsidiary.

Net Loss for the Year. The net loss for the year of $436,803 was reduced by $771,299 from the previous year mainly due to revenue growth, gross margin and productivity improvement achievements described above.

Key ratios and statistics
Established operations are defined as "over 3 years old." New operations are defined as "under 3 years old."

Revenues - $000                            1998           1997           1996       1998 % Change   1997 % Change
---------------                            ----           ----           ----       -------------   -------------
Established operations:
United States, United Kingdom,
 Netherlands                             $15,662        $ 9,731         $5,793             61%             68%


New operations:
Australia, France, Canada, Video           3,347            503            427            565%             18%
                                         ---------------------------------------------------------------------------
Total revenues                           $19,009        $10,234         $6,220             86%             65%
                                         ===========================================================================

Profit before taxes - $000
--------------------------
Established operations:
United States, United Kingdom,
 Netherlands                             $  1,331       $ 1,490         $   305           (11%)           389%

New operations:
Australia, France, Canada, Video           (2,856)       (1,392)         (1,229)          105%            (13%)
                                         --------------------------------------------------------------------------
Total profit before tax                   ($1,525)      $    98           ($924)          N/M              N/M
                                         ==========================================================================

Return on sales %
-----------------
(PBT divided by total sales)
----------------------------
Established operations                        7.0          14.6             4.9
New operations - (combined)                 (15.0)        (13.6)          (19.8)
                                         ----------------------------------------
Net return on sales                          (8.0)          1.0           (14.9)
                                         ========================================

(N/M - not meaningful)

Cost as a percentage of sales

The following table outlines certain items in our income statement as a percentage of sales for each of the last three years:

                                                                Years Ended December 31
                                                             1998         1997         1996
---------------------------------------------------------------------------------------------
Sales                                                        100%         100%         100%
Cost of teleconferencing services                            (57)         (46)         (58)
                                                           ----------------------------------
Gross profit                                                  43           54           42
Selling, general and administrative expenses                 (37)         (39)         (37)
                                                           ----------------------------------
Operating income before development costs                      6           15            5
New development costs                                        (14)         (14)         (20)
                                                           ----------------------------------
Net income before provision for taxes and
   minority interest                                          (8)           1          (15)
Minority interest and income taxes                            (3)          (5)          (5)
                                                           ----------------------------------
Net (loss)                                                   (11)          (4)         (20)
                                                           ==================================

Cashflow, Liquidity and Capital Resources

Summary of Cashflows

                                                                Years Ended December 31
                                                             1998         1997         1996
---------------------------------------------------------------------------------------------
Cashflow before changes in operating assets and
 liabilities                                               $ (801)       $  219       $ (739)

Changes in operating assets and liabilities                   559          (581)        (378)
Investing activities                                        5,456         1,746          809
Financing activities                                        5,678         1,947        2,258
Accumulated other comprehensive loss                          (62)           (9)           1
                                                           ----------------------------------
Net change in cash                                         $  (82)       $ (170)      $  333
                                                           ==================================

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

We have further plans to expand capacity, open new operations in new international locations, and develop our videoconferencing business. We have a policy towards establishing financing which includes targeting an appropriate mix of debt and equity finance with a debt to equity ratio below 25%. Expansion plans will continue to be financed using an appropriate mix of internally generated cash from operations, lease financing for capital equipment and the conversion of certain share warrants which expired on February 2, 1999. Prior to February 2, 1999, a total of 546,947 warrants were converted at $5 for cash proceeds net of expenses of $2,707,416.

On April 7, 1998 we entered into an equity lease financing commitment for $2 Million to finance the acquisition of conferencing bridges and related equipment.

If suitable equity financing is not available in the future, we will defer certain of our expansion plans and examine alternative forms of debt or equity financing. We believe that the present rate of sales and profit growth will provide the necessary cash resources to meet our growth needs for the coming year.

Reconciliation of gross EBITDA (earnings before interest, taxes, depreciation, amortization, minority interest) before and after development costs is as follows:

$000 Year ended December 31:                            1998          1997         1996
                                                    ------------  ------------  ------------
Net loss for the year                                $ (2,117)    $    (437)    $  (1,208)
Add: interest                                             532            99            36
     taxes                                                401           333           164
     depreciation and amortization                        933           376           327
     development costs                                  2,637         1,392         1,230
     minority interest                                    190           203           120
                                                    ----------------------------------------
EBITDA before development costs                         2,576         1,966           669
  (deduct development costs)                           (2,637)       (1,392)       (1,229)
                                                    ----------------------------------------
EBITDA after development costs                            (61)          574          (560)
                                                    ========================================

EBITDA to total sales % (before development costs)       13.6          19.2          10.8

EBITDA to total sales % (after development costs)         0.0           5.6          (9.0)

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

Year 2000 Compliance

State of Readiness. We have increased efforts in the development of its
------------------
information technology, IT, systems over the past four years (with desktop based Year 2000 compatible software). From our incorporation in December 1989 to mid 1994, we satisfied our major systems requirements using manual or semi-automated computer and accounting systems. We are principally dependent on one of the leading audio conferencing bridge manufacturers, Compunetix, Inc., for our teleconferencing bridges. This manufacturer utilizes a non-information technology system. We have requested Compunetix to verify and certify that all its embedded systems within our bridges are Year 2000 compliant before September 30, 1999. To the best of our knowledge, we are not presently dependent upon any other significant internal non-information technology and/or embedded system which is not Year 2000 compliant.

Risks of Year 2000 Issues. Our dependence upon external or third parties is
-------------------------
significant. The major areas where a Year 2000 failure could have an effect on our business would be a failure in one or more of the following major industries or institutions on which we are dependent either as a supplier to us or as a customer:
     .    Electrical Utilities

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

Contingency Plans. Our contingency plan for the Year 2000 is to continue
-----------------
monitoring all major risks on a proactive basis. We believe that we operate in a changing, high growth, volatile, and high risk environment, and our management will continually assess and address all risks (not only Year 2000 risks). Our market sector is a small niche component of the $700 billion annual worldwide telecommunications industry. All of our major service providers and most of our major customers are multinational entities that are substantially larger than us. We are largely dependent on our major service providers and customers. We intend to monitor our exposure and also take appropriate measures to ensure that we are not unduly dependent upon one particular customer or industry supplier. In anticipation of Year 2000, the following contingency plans are either being considered or have been implemented.

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

Item 7.   Financial statements and supplementary data
          -------------------------------------------


                                   Contents

Report of Independent Auditors.......................................    20
Consolidated Balance Sheets..........................................    21
Consolidated Statements of Operations................................    22
Consolidated Statements of Shareholders' Equity......................    23
Consolidated Statements of Cash Flows................................    24
Notes to Consolidated Financial Statements........................... 25-35

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



                                                   ERNST & YOUNG LLP

Denver, Colorado
February 16, 1999

                          ACT Teleconferencing, Inc.
                          Consolidated Balance Sheets

                                                                                                             December 31,
                                                                                                  1998                      1997
                                                                                              -------------------------------------
Assets
Current Assets:
   Cash and cash equivalents                                                                  $   369,408               $   451,434
   Accounts receivable (net of allowances for doubtful accounts
     of $32,644 and $18,992 in 1998 and 1997, respectively)                                     4,295,216                 2,885,125
   Prepaid expenses                                                                               571,597                   203,673
   Inventory                                                                                      269,795                   136,116
   Available for sale marketable securities                                                             -                    50,000
                                                                                              -------------------------------------
   Total current assets                                                                         5,506,016                 3,726,348

Equipment:
  Telecommunications equipment                                                                  5,840,969                 2,651,395
  Office equipment                                                                              4,205,347                 1,910,606
  Less:  accumulated depreciation                                                              (1,969,428)               (1,094,938)
                                                                                              -------------------------------------
  Total equipment - net                                                                         8,076,888                 3,467,063

Other Assets:
  Goodwill (net of accumulated amortization of $136,340 and
    $67,988 in 1998 and 1997, respectively)                                                     1,537,321                   736,300
  Deferred loan fees                                                                              205,975                         -
                                                                                              -------------------------------------
Total assets                                                                                  $15,326,200               $ 7,929,711
                                                                                              =====================================

Liabilities and shareholders' equity
Current liabilities:
  Notes payable                                                                               $   686,691               $   540,014
  Accounts payable                                                                              2,935,331                 1,349,337
  Accrued liabilities                                                                           1,814,877                   777,526
  Current portion of long term debt                                                             1,111,126                   253,251
  Income taxes payable                                                                            215,895                   293,238
                                                                                              -------------------------------------
  Total current liabilites                                                                      6,763,920                 3,213,366

Long-term debt (net of deferred interest cost of $413,546)                                      4,949,051                   613,714

Deferred income taxes (United Kingdom)                                                            302,145                   117,454

Minority interest                                                                                 806,519                   607,244

Shareholders' equity:
  Preferred stock, no par value, 1,000,000 shares authorized;                                           -                         -
     none issued
  Common stock, no par value; 10,000,000 shares authorized
     3,755,633 and 3,612,758 shares issued and outstanding
     in 1998 and 1997, respectively                                                             7,463,931                 6,158,584
  Accumulated deficit                                                                          (4,846,194)               (2,729,069)
  Accumulated other comprehensive loss                                                           (113,172)                  (51,582)
                                                                                              -------------------------------------
  Total Shareholders' equity                                                                    2,504,565                 3,377,933

                                                                                              -------------------------------------
 Total liabilities and shareholders' equity                                                   $15,326,200               $ 7,929,711
                                                                                              =====================================

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

                          ACT Teleconferencing, Inc.
                Consolidated Statements of Shareholders' Equity

                                            Common Stock
                                            ------------


                                                                   Accumulated
                                           Shares      Amount         Deficit
                                      -----------------------------------------
Balance December 31, 1996                2,939,930   $ 4,022,671   $ (2,292,261)

Exercise of employee stock
options                                     43,500        52,000

Shares issued in connection with
exercise of 1994 private
placement warrants                         514,950     1,520,834

Issuance of shares as fee to
warrant placement agent                     33,000       115,500

Shares issued in connection with
the acquisition of MaTS ltd.                81,378       447,579

Comprehensive loss
  Net loss                                                             (436,808)
  Other comprehensive loss,net of tax
  Foreign currency translation
    adjustment, net of tax of $30,304

Total comprehensive loss

                                      -----------------------------------------
Balance at December 31, 1997             3,612,758    $6,158,584   $ (2,729,069)

Shares issued in connection with
exercise of 1994 private placement
warrants and 1996 IPO warrants              26,893       136,000

Exercise of employee stock                   2,000         6,000
options

Issue of 330,967 Warrants
in lieu of interest                                      486,521

Shares issued in connection with
the acquisition of Advanced
Multi-Point Conferencing (AMC) Inc.        113,982       676,826

Comprehensive loss
  Net loss                                                           (2,117,125)
  Other comprehensive loss,net of tax
    Foreign currency translation
    adjustment, net of tax of $20,941
Total comprehensive loss

                                        ---------------------------------------
Balance at December 31, 1998             3,755,633   $ 7,463,931   $ (4,846,194)
                                        =======================================

                                          Accumulated
                                             other
                                          Comprehensive
                                          income (loss)      Total
                                          ----------------------------
Balance December 31, 1996                 $      37,547    $ 1,767,957

Exercise of employee stock
options                                                         52,000

Shares issued in connection with
exercise of 1994 private
placement warrants                                           1,520,834

Issuance of shares as fee to
warrant placement agent                                        115,500

Shares issued in connection with
the acquisition of MaTS ltd.                                   447,579

Comprehensive loss
  Net loss                                                    (436,808)
  Other comprehensive loss,net of tax
  Foreign currency translation
    adjustment, net of tax of $30,304           (89,129)       (89,129)
                                                           -----------
Total comprehensive loss                                      (525,937)

                                            --------------------------
Balance at December 31, 1997                $   (51,582)   $ 3,377,933

Shares issued in connection with
exercise of 1994 private placement
warrants and 1996 IPO warrants                                 136,000

   Exercise of employee stock                                    6,000
options

Issue of 330,967 Warrants
in lieu of interest                                            486,521

Shares issued in connection with
the acquisition of Advanced
Multi-Point Conferencing (AMC) Inc.                            676,826

Comprehensive loss
  Net loss                                                  (2,117,125)
  Other comprehensive loss,net of tax
    Foreign currency translation
    adjustment, net of tax of $20,941           (61,590)       (61,590)
                                                          ------------
Total comprehensive loss                                    (2,178,715)

                                          ----------------------------
Balance at December 31, 1998              $    (113,172)   $ 2,504,565
                                          ============================

See notes to consolidated financial statements.

                           ACT Teleconferencing, Inc
                     Consolidated Statements of Cash Flow

                                                                             Year Ended December 31,
                                                                          1998                    1997
                                                                      -----------             -----------
Operating activities
Net loss                                                              $(2,117,125)            $  (436,808)
Adjustments to reconcile net loss to net cash from
     operating activities:
    Depreciation                                                          874,489                 358,382
    Amortization of goodwill                                               57,920                  18,054
    Deferred income tax charges                                           184,691                  76,416
    Minority interest                                                     199,275                 202,469
                                                                      -----------------------------------
    Cash flow before changes in operating assets and liabilities:        (800,750)                218,513

Changes in operating assets and liabilities (Net of effect of business combination):
    Accounts receivable                                                (1,324,560)             (1,310,000)
    Inventory                                                            (133,680)                 73,276
    Prepaid expenses and other assets                                    (364,794)               (124,612)
    Accounts payable                                                    1,386,968                 424,460
    Accrued liabilities                                                   994,452                 356,356
                                                                      -----------------------------------
Net cash used for operating activities                                   (242,364)               (362,007)

Investing activities
Property and equipment purchases                                       (5,268,971)             (1,618,359)
Short term notes redeemed                                                  11,776                 (26,739)
Cash paid for acquisitions net of cash acquired                          (249,298)               (101,257)
Disposal of marketable securities                                          50,000                       -
                                                                      -----------------------------------
Net cash used for investing activities                                 (5,456,493)             (1,746,355)

Financing activities
Net proceeds from issuance of debt                                      5,255,875                 258,985
Net proceeds from issuance of common stock                                628,521               1,688,334
Deferred loan issuance costs                                             (205,975)                      -
                                                                      -----------------------------------
Net cash provided by financing activities                               5,678,421               1,947,319

Accumulated other comprehensive loss                                      (61,590)                 (9,265)

                                                                      -----------------------------------
Net decrease in cash and cash equivalents                                 (82,026)               (170,308)

Cash and cash equivalents, beginning of year                              451,434                 621,742

                                                                      -----------------------------------
Cash and cash equivalents, end of year                                $   369,408             $   451,434
                                                                      ===================================

Supplemental Cash Flow Information and Non Cash Investing and Financing Activities

Capital asset and lease additions                                     $ 2,427,780             $   432,127

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

 Note payable by U.S.A. subsidiary, ACT Teleconferencing Services,
 Inc. to a telecommunication provider at an

 interest rate of 7%.
 Payments in the first year will be $23,333 due on a quarterly basis.
 Thereafter, two cash payments of $93,333 each due on the first and
 second year anniversary of the effective date.                               280,000               -

 Notes payable to vendors bearing interest at rates from 14.157% to
 16.125% due in monthly interest and principal repayments of $19,800.
 These notes are collateralized by certain telecommunications
 bridging equipment held by ACT Teleconferencing Services, Inc.               493,295             133,044

 Bank notes payable bearing interest at rates ranging from 6% to
 14.2%. Monthly or quarterly payments are made in accordance with the debt agreements. The notes are secured by registered mortgage debentures, corporate guarantee, or equipment. Maturity dates range
 from February 1999 to February 2003.                                         432,464             157,948

 Capitalized leases, at weighted average interest rates of 12.73% and
 15.85% during 1998 and 1997, respectively.                                 2,119,310             575,973
                                                                          -------------------------------
 Subtotal                                                                   6,473,723             866,965
 Less deferred interest cost                                                 (413,546)
                                                                          -------------------------------
 Subtotal                                                                   6,060,177
 Less, current portion of long term debt                                   (1,111,126)           (253,251)
                                                                          -------------------------------
 Long term debt including capitalized leases                              $ 4,949,051           $ 613,714
                                                                          ===============================

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

Amortization related to the leased assets is included in depreciation for financial reporting purposes.

The following property is secured under capital leases:

                                                                                  December 31,
                                                                          1998                   1997
                                                                       --------------------------------
 Telecommunications and office equipment, computers
 and furniture                                                         $  2,317,286         $   797,310
 Less accumulated depreciation                                             (278,613)           (142,387)
                                                                       --------------------------------
                                                                       $  2,038,676         $   654,928
                                                                       ================================

The aggregate minimum annual commitments for operating and capital leases as of December 31, 1998 are as follows:

                                                                       Operating              Capital
                                                                        Leases                Leases
                                                                       --------------------------------
     1999                                                              $1,042,124          $  849,666
     2000                                                               1,023,662             689,384
     2001                                                                 889,328             607,966
     2002                                                                 721,132             342,866
     2003 and thereafter                                                1,781,542             148,119
                                                                       --------------------------------
     Total minimum lease payments                                      $5,457,788          $2,638,001
                                                                       ==========
     Less amounts representing interest                                                      (518,691)
                                                                                           ----------
     Present value of net minimum capital
      leases payments                                                                      $2,119,310
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

Other Warrants
As of March 31, 1998, the Company executed unregistered promissory notes, 1998 notes, in the amount of $1,610,000 and $890,000 (total of $2.5 million) under a loan and security agreement. According to the terms of these 1998 notes, a total of $2,000,000 was advanced to the Company on March 31, 1998 with the balance of $500,000 advanced on August 31, 1998. The 1998 notes bear interest at 13.5% with monthly interest payments of $28,125. Principal is due on the maturity date of March 31, 2003. The 1998 notes are secured by accounts receivable, inventory, intangibles, equipment, and other personal property as well as 100% of the Company's voting shares in our subsidiary, ACT Teleconferencing Services, Inc., and 60% of the outstanding shares of ACT Teleconferencing Limited, a United Kingdom company, collectively, the collateral. The 1998 notes are subject to a subordination agreement between the lenders and the Company's commercial bank, in which the lendors have agreed to subordinate their rights in the collateral to a $500,000 line of credit the bank has made available to the Company.

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

As of April 7, 1998, the Company entered an Equity Lease Financing Commitment, commitment, for $2 million. The Company may draw on the commitment to finance our acquisition of conferencing bridges and related equipment in support of the Company's expansion to new offices and for handling the increased volume of traffic. As consideration for the commitment, the Company agreed to grant to the lessors, warrants to purchase 75,000 shares of our common stock at an exercise price of $8.00 per share, based on the market price on April 7, 1998. The 75,000 shares of common stock are not registered but will be registered under piggy-back registration rights. The warrant purchase agreement provides that the warrants will expire on April 7, 2003. The warrant purchase agreement grants demand rights to the warrant holders, exercisable on two occasions, and piggy-back rights. However, registration rights are granted only to the warrant holder and only with respect to the shares issued or issuable on exercise of the warrants. Accordingly, registration rights will expire upon termination of the warrants on March 5, 2003. The warrants are also subject to customary anti-dilution provisions and to adjustment in the event of stock splits, stock dividends, consolidations, and the like.

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

A summary of the Company's stock option activity, and related information for the years ended December 31 follows:

                                                 1998                                      1997
                                                 ----                                      ----
                                                       Weighted-Avg.                            Weighted-Avg.
                                     Options          Exercise Price           Options         Exercise Price
                                     -------          --------------           -------         --------------
Outstanding-beginning of year        730,400               $4.02               454,300              $2.53
Granted                              232,693                7.54               325,100               5.62
Exercised                             (2,000)               3.00               (43,500)              1.20
Forfeited                            (58,656)               4.69                (5,500)              2.00
                                    ----------                                ---------

Outstanding-end of year              902,437               $4.89               730,400              $4.02
                                     =======                                   =======

Exercisable at end of year           341,675               $3.15               186,350              $5.62

Weighted-average fair value of
 options granted during the year

  Market price equals exercise                             $6.68                                    $3.74
   price

  Market price exceeds exercise                            $6.25                                        -
   price

  Market price is less than                                $3.94                                        -
   exercise price
=============================================================================================================

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

The provision for income taxes for the years ended December 31, is comprised of the following:

                                                             1998                   1997
                                                        ---------------------------------------
          Current                                         $   217,242             $ 256,154
          Deferred                                            184,520                76,412
                                                        ---------------------------------------
                                                          $   401,762             $ 332,566
                                                        =======================================

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of December 31 are as follows:

                                                             1998                   1997
                                                        -----------------------------------------
Deferred Tax Liabilities-Domestic
 Tax depreciation in excess of book depreciation          $  (257,627)            $(100,267)

Deferred Tax Assets-Domestic
  Net operating loss carry-forward                          2,019,656               926,714
  Reserves for doubtful accounts                                7,764                 3,850
  Other                                                       (41,106)               12,381
                                                        -----------------------------------------
                                                            1,986,314               942,945

Valuation allowance for deferred tax assets                (1,728,687)             (842,678)
                                                        -----------------------------------------

Net deferred tax-Domestic                                 $         0             $       0
                                                        =========================================

Deferred Tax Liabilities-International
 Tax depreciation in excess of book depreciation          $  (302,145)            $(117,454)

Deferred Tax Assets-International
  Net operating loss carry-forward                            698,677               335,088
  Other                                                             -                 3,234

Valuation allowance for deferred tax assets                  (698,677)             (338,322)
                                                        -----------------------------------------
Net deferred tax liability-International                  $  (302,145)            $(117,454)
                                                        =========================================

Taxes of $279,008 and $118,989 were paid during 1998 and 1997, respectively. The domestic net operating loss carry forwards of approximately $5,415,000 will begin to expire in the year 2005. The Company has not provided for any taxes on undistributed foreign earnings as the Company intends to permanently reinvest these earnings in the future growth of the business.

7. Business Segment Analysis

The Company offers a broad range of audio, video and data teleconferencing services and products to corporate business clients and institutions and is considered one integrated business unit. The Company has a single reportable segment operating in a number of geographic markets principally in the United States, Canada, the United Kingdom, France, the Netherlands, and Australia. The following is a summary of the significant geographic markets:

For the year ended December 31, 1998:

------------------------------------------------------------------------------------------------------

                                                United Kingdom  United States    Other        Total
------------------------------------------------------------------------------------------------------
Net Revenues                                        $7,674,490     $8,115,104  $3,220,051  $19,009,645
------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------
Long-Lived Assets                                   $2,956,028     $3,465,899  $3,192,282  $ 9,614,209
------------------------------------------------------------------------------------------------------


For the year ended December 31, 1997

------------------------------------------------------------------------------------------------------

                                                United Kingdom  United States    Other        Total
------------------------------------------------------------------------------------------------------
Net Revenues                                        $5,090,665     $4,706,890  $  436,847  $10,234,403
------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------
Total assets                                        $1,230,532     $1,961,752  $  997,866  $ 4,190,150
------------------------------------------------------------------------------------------------------

One customer accounted for approximately 22% and 24% of consolidated revenues for the years ended December 31, 1998 and 1997, respectively.

8. Acquisitions

In November 1998, we acquired 100% of the issued shares of Advanced Multi-Point Conferencing, Inc., a Canadian corporation. The consideration we paid for the acquisition was 113,982 shares of the Company's common stock at a price of $5.938 per share, and CDN $330,000 (US $215,094) in cash for a total consideration of $891,919. We did not receive any cash for our issuance of the 113,982 shares of common stock.

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
                                                                                -----------
                                                                                   $934,220
                                                                                ===========

If this acquisition had occurred on January 1, 1998, consolidated revenues, net loss and net loss per share would not have been materially different.


In December 1997 the Company acquired 80% of the outstanding shares of Multimedia and Teleconferencing Solutions, Limited, a United Kingdom corporation. The consideration paid for the acquisition was 81,378 shares of the Company's common stock at a price of $5.50 per share, and $155,474 in cash for a total consideration of $603,053. In addition to the consideration described above, the Company agreed to a deferred consideration of a further $540,000 to be issued in shares of common stock to the seller if the acquired business attains certain pre-tax revenue and profit targets. A reduced number of shares will be issued if the acquired company does not achieve the specified targets but achieves certain targets pro-rata. If such targets are achieved and the shares are issued, the value of the shares issued will increase both goodwill and shareholders' equity.

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

/(8)/ Incorporated by reference, attached as an exhibit of the same number to our Form SB-2 (Post-effective Amendment No. 4) filed with the SEC on December 8, 1998, File 33-97908-D.

Reports on Form 8-K
          We filed a report on Form 8-K with the SEC on October 30, 1998.

                                  SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   ACT TELECONFERENCING, INC.

Date: July 2, 1999                 By   /s/ Gerald D. Van Eeckhout
      ------------                   -------------------------------------
                                     Gerald D. Van Eeckhout
                                     Chief Executive Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant, and in the capacities indicated on July 2, 1999.

Signature                                     Title
---------                                     -----

     /s/ Gerald D. Van Eeckhout         Chief Executive Officer and Director
-----------------------------------
Gerald D. Van Eeckhout                  (Principal Executive Officer)

     /s/ Gavin Thomson                  Chief Financial Officer
-----------------------------------
Gavin Thomson                           (Principal Financial & Accounting
                                         Officer)

     /s/ Ronald J. Bach                 Director
-----------------------------------
Ronald J. Bach

     /s/ James F. Seifert               Director
-----------------------------------
James F. Seifert

     /s/ Donald Sturtevant              Director
-----------------------------------
Donald Sturtevant

     /s/ Carolyn R. Van Eeckhout        Director
-----------------------------------
Carolyn R. Van Eeckhout

                               Index to Exhibits

       All exhibits are filed electronically or incorporated reference.

Exhibit
No.            Description
-------        -----------

    3.2/(2)/   Bylaws of ACT, amended as of April 15, 1996
    4.1/(1)/   Form of specimen certificate for common stock of ACT
   10.1/(1)/   Stock Option Plan of 1991, as amended, authorizing 400,000 shares of common stock for issuance under the Plan
   10.2/(1)/   Form of Stock Option Agreement
   10.3/(1)/   Form of common stock purchase warrant
  10.10/(1)/   Split Dollar Insurance Agreement dated March 1, 1990, between ACT and Gerald D. Van Eeckhout
  10.11/(1)/   Service Agreement dated April 10, 1992 between David Holden and
               ACT Teleconferencing Limited
  10.19/(4)/   Stock Option Plan of 1996
  10.20/(5)/   Employee Stock Purchase Plan
  10.22/(6)/   Loan and Security Agreement dated March 31, 1998 and Form of stock purchase warrant with Sirrom Capital Corporation and
               Equitas L.P.
  10.23/(6)/   Loan Agreement with Key Bank, N.A.
  10.24/(7)/   Lease Commitment and Warrant with R.C.C. Finance Group Ltd.
  10.25/(7)/   Contract for the Supply of Conferencing Services Design
               Development and Information signed July 14, 1998 between ACT
               Teleconferencing Services, Inc. and Concert Global Networks
               Limited
  10.26/(7)/   Agreement for the Supply of Conferencing Services signed July 14,
               1998 between ACT Teleconferencing Services, Inc. and Concert
               Global Networks Limited
  10.27/(7)/   Agreement for Videoconferencing Equipment and Services (GTE
               Telephone Operating Companies) dated October 1, 1998
     21/(8)/   Subsidiaries of ACT Teleconferencing, Inc.
      23.1     Consent of Ernst & Young LLP
      24.1     Power of Attorney included in signature page of registration statement
      27.1     Financial Data Schedule


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

     /(8)/ Incorporated by reference, attached as an exhibit of the same number to our Form SB-2 (Post-effective Amendment No. 4) filed with the SEC on December 8, 1998, File 33-97908-D.