Form 10KSB/A
period 1998-12-31
ACT TELECONFERENCING INC
filed 1999-08-09
CIK 918709

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                 FORM 10-KSB/A

(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the fiscal year ended       December 31, 1998
                                             ---------------------------------

[   ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
           SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)
                    For the transition period from ____________ to ___________


                         Commission File Number 0-27560
                                                -------

                           ACT Teleconferencing, Inc.
--------------------------------------------------------------------------------
          (Name of small business issuer as specified in its charter)

Colorado                                         84-1132665
-----------------------------------------------  ---------------------------------
(State or other jurisdiction of incorporation    (IRS Employer Identification No.)
 or organization)

1658 Cole Boulevard, Suite 130, Golden, CO       80401
-----------------------------------------------  ---------------------------------
(Address of principle executive offices)         (Zip Code)

(303) 235-9000                                   (303) 233-0895
-----------------------------------------------  ---------------------------------
(Issuer's telephone number)                      (Issuer's facsimile number)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class                              Name of each exchange on which registered
None                                             None
-----------------------------------------------  ---------------------------------

Securities registered under Section 12(g) of the Exchange Act:

Common stock, no par value
----------------------------------------------------------------------------------
                                (Title of Class)

Redeemable Warrants to purchase Common Stock
----------------------------------------------------------------------------------
                                (Title of Class)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
          Yes [   ]    No [ X ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB
or any amendment to this Form 10-KSB. [   ]

                        This report contains 47 pages.

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

Transitional Small Business Disclosure Format (Check one):  Yes [   ]  No [ X ]

                          ACT Teleconferencing, Inc.

                                  Form 10-KSB

Table of Contents

PART I.                                                                   Page No.
                                                                          --------
     Item 1.         Business                                                    4
     Item 2.         Facilities                                                 10
     Item 3.         Legal proceedings                                          10
     Item 4.         Submission of matters to a vote of security holders        10


PART II.
     Item 5.         Market for registrants' common equity and related          11
                     stockholder matters
     Item 6.         Management's discussion and analysis of financial          12
                     condition and results of operations
     Item 7.         Financial statements and supplementary data                21
                     (see Table of contents, page 21)
     Item 8.         Changes in and disagreements with accountants              38

PART III.
     Item 9.         Directors and executive officers of the registrant         38
     Item 10.        Executive compensation                                     38
     Item 11         Security ownership of certain beneficial owners and        38
                     management
     Item 12.        Certain relationships and related transactions             39
     Item 13.        Exhibits and reports on Form 8-K                           40

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

PART II

Item 5. Market for common equity and related stockholder matters
        --------------------------------------------------------

Our common shares have been traded on the Nasdaq SmallCap Market under the symbol ACTT since March 11, 1996. For the period from January 1, 1998 through December 31, 1998 the high and low closing sales prices for our common stock for each quarter as reported by NASDAQ were:

------------------------------------------------------------------------------------------------------------
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
------------------------------------------------------------------------------------------------------------

As of December 31, 1998 the Company's share price was $5.25.

------------------------------------------------------------------------------------------------------------
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


On December 31, 1998 under Regulation D of the Securities Act of 1933, we initiated a private offering of 250,000 units, each comprised of one share of common stock and one warrant to purchase one share of common stock. The units were offered at $5.50 each, which was the average closing price of our common stock on the Nasdaq Small Cap Market for the preceding 10 trading days. The warrants are exercisable at $7.00 and expire December 31, 2003. The shares and the shares underlying the warrants entitle the holder to piggyback registration rights from June 30, 1999, through December 31, 2003. The offering was structured on a minimum/maximum basis with the minimum comprised of 80,000 units (gross proceeds of $440,000) and a maximum of 250,000 units (gross proceeds of $1,375,000). As of the closing date of February 16, 1999, 109,912 units were subscribed, and we received total gross proceeds of $604,516. The purchasers of the units were: Robert Aubry; Gene M. Berghoff & Jana L. Berghoff; Thierry R. Bignet; Frayda Myers Coopers and John Daniels Cooper, JTWROS FBO A/C 398-27329-13046; Roy Dimoff; Mary Ann Dunlevy; Diann Dunlevy-Koch; Karen Dyrenforth; Peter Eeles; Martin W. Harrison; Robyn Hemmings; John W. Hill; James F. Seifert C/F Timothy J. McCue; Wallace K. McDonell; Peter Meijer; Charles A. Morley; Suz-Anne Moss; Kenneth W. Rush; Myriam Segura; James F. Seifert Management Trust; James
F. Seifert and Nancy L. Seifert, Trustees; William J. Seifert Trust; Raymond F. Unger; Gerald & Carolyn Van Eeckhout; Charles Van Eeckhout; David M. Walsh; and Edwin G. Wilcox Trust dated November 5, 1982. There were no underwriters used for this offering.

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


(Loss) Before Taxes and Minority Interest. Loss before taxes and minority interest increased by $1,623,695 to $1,525,468 for the year ended December 31, 1998 compared to profit before taxes and minority interest of $98,227 for 1997, a change of 1,653%. Loss before taxes and minority interest for the year ended December 31, 1998 includes the costs of approximately $2.6 million from the ongoing development of European, Australian, Canadian, and Asia Pacific operations.


Taxes on Income. Taxes on income increased 20.8% to $401,762 for the year ended December 31, 1998, compared to $332,566 for 1997, due to increased income earned by our 60% majority-owned United Kingdom subsidiary. We paid no other income taxes due to current year losses and tax loss carry-forwards of approximately $7.0 million.

Net Loss for the Year. The net loss for the year of $2,117,125 increased by $1,680,317 or 385% from the previous year mainly due to the development costs incurred as described above.

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


(Loss) Before Taxes and Minority Interest. Profit before taxes and minority interest increased by $1,021,876 to $98,227 for the year ended December 31, 1997 compared to a loss before taxes and minority interest of $923,649 for 1996, a change of 110.6%. Profit before taxes and minority interest for the year ended December 31, 1997 includes the costs of approximately $1.4 million from the ongoing development of European, Australian and videoconferencing operations.


Taxes on Income. Taxes on income increased 102% to $332,566 for the year ended December 31, 1997, compared to $164,591 for 1996, due to increased income earned by our 60% majority-owned United Kingdom subsidiary. We paid no other income taxes due to current year losses and tax loss carry-forwards of approximately $2.5 million.

Minority Interest. Minority interest increased by 69% to $202,469 for the year ended December 31, 1997, compared to $119,867 for the comparable prior period in 1996, due mainly to increased income earned by our 60% majority-owned United Kingdom subsidiary.


Net Loss for the Year. The net loss for the year of $436,803 was reduced by $771,299 or 63.8% from the previous year mainly due to revenue growth, gross margin and productivity improvement achievements described above.

Key ratios and statistics
Established operations are defined as "over 3 years old." New operations are defined as "under 3 years old."

Revenues - $000                            1998           1997              1996       1998 %   1997 %
---------------                        -------------  -------------     -------------  ------   ------
                                                                                       Change   Change
                                                                                       ------   ------
Established operations:
United States, United Kingdom,
 Netherlands                                 $15,662        $ 9,731         $5,793      61%     68%

New operations:
Australia, France, Canada, Video               3,347            503            427      565%    18%
                                     ----------------------------------------------------------------
Total revenues                               $19,009        $10,234         $6,220      86%     65%
                                     ================================================================

Profit before taxes - $000
--------------------------
Established operations:
United States, United Kingdom,
Netherlands                                 $  1,331        $ 1,490        $   305     (11%)   389%
New operations:
Australia, France, Canada, Video              (2,856)        (1,392)        (1,229)    105%    (13%)
                                     ---------------------------------------------------------------------
Total profit before tax                      ($1,525)       $    98          ($924)    N/M      N/M
                                     =====================================================================

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
                                     ==================================================
(N/M - not meaningful)

Cost as a percentage of sales
The following table outlines certain items in our income statement as a percentage of sales for each of the last three years:

                                                                       Years Ended December 31
                                                                    1998                1997                1996
------------------------------------------------------------------------------------------------------------------------
Sales                                                               100%                100%                100%
Cost of teleconferencing services                                   (57)                (46)                (58)
                                                    --------------------------------------------------------------------
Gross profit                                                         43                  54                  42
Selling, general and administrative expenses                        (37)                (39)                (37)
                                                    --------------------------------------------------------------------
Operating income before development costs                             6                  15                   5
New development costs                                               (14)                (14)                (20)
                                                    --------------------------------------------------------------------

Net income before provision for taxes and
   minority interest                                      (8)                  1                 (15)
Minority interest and income taxes                        (3)                 (5)                 (5)
                                                    -----------------------------------------------------------
Net (loss)                                               (11)                 (4)                (20)
                                                    ===========================================================

Cashflow, Liquidity and Capital Resources
Summary of Cashflows

                                                                            Years Ended December 31
                                                                 1998                1997                1996
-----------------------------------------------------------------------------------------------------------------
Cashflow before changes in operating assets and
 liabilities                                                     $ (801)             $  219              $ (739)
Changes in operating assets and liabilities                         559                (581)               (378)
Investing activities                                              5,456               1,746                 809
Financing activities                                              5,678               1,947               2,258
Accumulated other comprehensive loss                                (62)                 (9)                  1
                                                    -------------------------------------------------------------
Net change in cash                                               $  (82)             $ (170)             $  333
                                                    =============================================================

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

Reconciliation of gross EBITDA (earnings before interest, taxes, depreciation, amortization, minority interest) before and after development costs is as follows:

$000 Year ended December 31:                                 1998          1997            1996
                                                             ----          ----            ----
Net loss for the year                                     ($2,117)        ($437)        ($1,208)
Add: interest                                                 532            99              36
     taxes                                                    401           333             164
     depreciation and amortization                            933           376             327
     development costs                                      2,637         1,392           1,230
     minority interest                                        190           203             120
                                                    -------------------------------------------------
EBITDA before development costs                             2,576         1,966             669
  (deduct development costs)                               (2,637)       (1,392)         (1,229)
EBITDA after development costs                                (61)          574            (560)
                                                    =================================================

EBITDA to total sales % (before development costs)           13.6          19.2            10.8

EBITDA to total sales % (after development costs)             0.0           5.6            (9.0)

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


Long-Lived Assets


Long-Lived Assets are reviewed for impairment when events indicate that the carrying amount may not be recoverable. If such events are noted, the Company estimates the future flows to be generated by those assets. In the event that the sum of the cash flows is less than the carrying amount of those assets, the assets would be written down to fair value, which is normally measured by discounting the estimated future cash flows.

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

Other Warrants

As of March 31, 1998, the Company executed unregistered promissory notes, 1998 notes, in the amount of $1,610,000 and $890,000 (total of $2.5 million) under a loan and security agreement. According to the terms of these 1998 notes, a total of $2,000,000 was advanced to the Company on March 31, 1998 with the balance of $500,000 advanced on August 31, 1998. The 1998 notes bear interest at 13.5% with monthly interest payments of $28,125. Principal is due on the maturity date of March 31, 2003. The 1998 notes are secured by accounts receivable, inventory, intangibles, equipment, and other personal property as well as 100% of the Company's voting shares in our subsidiary, ACT Teleconferencing Services, Inc., and 60% of the outstanding shares of ACT Teleconferencing Limited, a United Kingdom company, collectively, the collateral. The 1998 notes are subject to a subordination agreement between the lenders and the Company's commercial bank, in which the lenders have agreed to subordinate their rights in the collateral to a $500,000 line of credit the bank has made available to the Company.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows:

                                        1998                 1997
                                                          ----------
Pro forma net (loss)                $(2,746,828)          $(714,230)
Pro forma (loss) per share             $(.75)               $(.22)

Because FASB Statement No. 123 is applicable only to options granted subsequent to December 31, 1994, its pro forma effect will not be fully reflected until 1999.

A summary of the Company's stock option activity, and related information for the years ended December 31 follows:

                                                       1998                                      1997
                                     ---------------------------------------  ----------------------------------------
                                                          Weighted-Avg.                               Weighted-Avg.
                                        Options          Exercise Price           Options             Exercise Price
                                     --------------  -----------------------  ---------------  -----------------------

Outstanding-beginning of year              730,400                     $4.02         454,300                   $2.53
Granted                                    232,693                      7.54         325,100                    5.62
Exercised                                   (2,000)                     3.00         (43,500)                   1.20
Forfeited                                  (58,656)                     4.69          (5,500)                   2.00
                                     --------------                           ---------------

Outstanding-end of year                    902,437                     $4.89         730,400                   $4.02
                                           =======                                   =======

Exercisable at end of year                 341,675                     $3.15         186,350                   $5.62

Weighted-average fair value of
 options granted during the year

  Market price equals exercise                                         $6.68                                   $3.74
   price

  Market price exceeds exercise                                        $6.25                                       -
   price

  Market price is less than                                            $3.94                                       -
   exercise price
====================================================================================================================

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

The provision for income taxes for the years ended December 31, is comprised of the following:

                                                     1998               1997
                                                  -----------------------------
          Current                                 $  217,242         $  256,154
          Deferred                                   184,520             76,412
                                                  -----------------------------
                                                  $  401,762         $  332,566
                                                  =============================

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of December 31 are as follows:
                                                     1998               1997
                                                  -----------------------------
Deferred Tax Liabilities-Domestic
 Tax depreciation in excess of book depreciation  $ (257,627)        $ (100,267)

Deferred Tax Assets-Domestic
 Net operating loss carry-forward                  2,019,656            926,714
  Reserves for doubtful accounts                       7,764              3,850
  Other                                              (41,106)            12,381
                                                  -----------------------------
                                                   1,986,314            942,945

Valuation allowance for deferred tax assets       (1,728,687)          (842,678)
                                                  -----------------------------
Net deferred tax-Domestic                         $        0         $        0
                                                  =============================

Deferred Tax Liabilities-International
 Tax depreciation in excess of book depreciation  $ (302,145)        $ (117,454)

Deferred Tax Assets-International
  Net operating loss carry-forward                   698,677            335,088
  Other                                                    -              3,234

Valuation allowance for deferred tax assets         (698,677)          (338,322)
Net deferred tax liability-International          $ (302,145)        $ (117,454)
                                                  =============================

Taxes of $279,008 and $118,989 were paid during 1998 and 1997, respectively. The domestic net operating loss carry forwards of approximately $5,415,000 will begin to expire in the year 2005. The Company has not provided for any taxes on undistributed foreign earnings as the Company intends to permanently reinvest these earnings in the future growth of the business.

7. Business Segment Analysis

The Company offers a broad range of audio, video, and data teleconferencing services and products to corporate business clients and institutions, and these products and services are considered one line of business. The Company operates in six primary locations, and the Company's management makes decisions on resource allocation and assesses performance based on the market potential of these operating locations. Each of the locations offers the same products and services, has similar customers and teleconferencing equipment, and is managed directly by the Company's executives, allowing the six locations to be aggregated under the guidelines of FAS 131 resulting in one reportable line of business. Audio conferencing services presently comprise approximately 90% of total services. Video, data, and internet conferencing are presently services which are integrated with the audio product offering and revenues are presently incidental to the total revenues. The following is a summary of the significant geographic markets:

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
------------------------------------------------------------------------------------------------------

For the year ended December 31, 1997:

                                                United Kingdom  United States    Other        Total
------------------------------------------------------------------------------------------------------
Net Revenues                                        $5,090,665     $4,706,890  $  436,847  $10,234,403
------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------

Long-Lived Assets                                   $1,230,532     $1,961,752  $  997,866  $ 4,190,150
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

The acquisition was accounted for as a purchase as follows:
Consideration paid:
Cash                                                   $ 215,094
113,982 shares of common stock at $5.938                 676,825
Acquisition costs                                         42,301
                                                       ---------
                                                       $ 934,220
                                                       =========
Fair value of assets acquired:
 Fair value of equipment and other tangible assets     $ 151,795
 Goodwill                                                782,426
                                                       ---------
                                                       $ 934,220
                                                       =========

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

The acquisition was accounted for as a purchase as follows:
Consideration paid:
 Cash                                                  $ 155,474
 81,378 shares of common stock at $5.50                  447,579
 Acquisition costs                                        31,822
                                                       ---------
                                                       $ 634,875
                                                       =========

Fair value of assets acquired:
 Fair value of equipment and other tangible assets     $ 125,575
 Goodwill                                                509,300
                                                       ---------
                                                       $ 634,875
                                                       =========

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

Item 13.   Exhibits and reports on Form 8-K
           --------------------------------


Exhibit
-------
No.         Description
---         --------------------------------------------------------------------------------------------
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

                                     ACT TELECONFERENCING, INC.

Date:  August 6, 1999                By  /s/ Gerald D. Van Eeckhout
       --------------                    --------------------------
                                         Gerald D. Van Eeckhout
                                         Chief Executive Officer


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant, and in the capacities indicated.

Signature                                       Title
---------                                       -----

/s/ Gerald D. Van Eeckhout           Chief Executive Officer and Director
---------------------------          (Principal Executive Officer)
Gerald D. Van Eeckhout

/s/ Gavin Thomson                    Chief Financial Officer
---------------------------          (Principal Financial & Accounting Officer)
Gavin Thomson

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


Exhibit
-------
No.        Description
---        -------------------------------------------------------------------------------------
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