Form 10QSB
period 1999-06-30
ACT TELECONFERENCING INC
filed 1999-08-16
CIK 918709

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 For the Quarterly Period Ended June 30, 1999
                                      or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 For the Transition Period From __________ to __________.

Commission file number  0-27560
                        -------

                          ACT Teleconferencing, Inc.
-------------------------------------------------------------------------------
          (Name of small business issuer as specified in its charter)

Colorado                                       84-1132665
-------------------------------                --------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)


1658 Cole Blvd., Suite 130, Golden, Colorado     80401
-------------------------------------------------------------------------------
(Address of principle executive offices)         (Zip Code)

(303) 235-9000                                   (303) 233-0895
-------------------------------------------------------------------------------
(Issuer's telephone number, including            (Issuer's facsimile number,
area code)                                       including area code)


     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]
     No [ ]

As of June 30, 1999, 4,437,646 shares of the issuer's common stock were outstanding.

                          ACT TELECONFERENCING, INC.

                                  FORM 10-QSB

                               Table of Contents

PART I.    Financial Information                                                                           Page No.

     Item 1.          Financial Statements                                                                        3
                      Consolidated Balance Sheets                                                                 3
                      Consolidated Statements of Shareholders' Equity                                             4
                      Consolidated Statements of Operations                                                       5
                      Consolidated Statements of Cash Flow                                                        6
                      Notes to Consolidated Financial Statements                                                  7

     Item 2.          Management's Discussion and Analysis of Financial Condition
                      and Results of Operations                                                                   8

PART II.   Other Information

     Item 4.          Submission of Matters to a Vote of Security Holders                                        16

     Item 6.          Exhibits                                                                                   16

SIGNATURES                                                                                                       18


                         PART I -- FINANCIAL INFORMATION
                         -------------------------------

Item 1. FINANCIAL STATEMENTS

                           ACT Teleconferencing, Inc.
                           Consolidated Balance Sheets
                                   (Unaudited)

                                                                              June 30, 1999     December 31, 1998
                                                                              -------------     -----------------
Current Assets:
  Cash and cash equivalents                                                   $   869,021         $     369,408
  Accounts receivable (net of allowances for doubtful accounts
    of $56,126 and $32,644 in 1999 and 1998 respectively)                       4,769,932             4,295,216
  Prepaid expenses                                                                746,248               571,597
  Inventory                                                                       183,446               269,795
  Available for sale marketable securities                                              -                     -
  Total current assets                                                          6,568,647             5,506,016

Equipment:
  Telecommunications equipment                                                  7,244,590             5,840,969
  Office equipment                                                              5,465,655             4,205,347
  Less:  accumulated depreciation                                              (2,584,443)           (1,969,428)
                                                                              -----------         -------------
  Total equipment - net                                                        10,125,802             8,076,888

Other Assets:
  Goodwill (net of accumulated amortization of $189,838 and
    $136,340 in 1999 and 1998, respectively)                                    1,485,237             1,537,321
  Deferred loan fees                                                              208,318               205,975
                                                                              -----------         -------------
Total assets                                                                  $18,388,004         $  15,326,200
                                                                              ===========         =============
Liabilities and shareholders' equity
Current liabilities:
  Notes payable                                                               $   264,287         $     686,691
  Accounts payable                                                              3,287,326             2,935,331
  Accrued liabilities                                                           1,597,223             1,814,877
  Current portion of long term debt                                               750,489             1,111,126
  Income taxes payable                                                            412,706               215,895
                                                                              -----------         -------------
Total current liabilites                                                        6,312,031             6,763,920

Long-term debt (net of deferred interest cost of $364,893                       5,512,237             4,949,051
and $413,545.42 in 1999 and 1998, respectively)

Deferred income taxes (United Kingdom)                                            287,179               302,145

Minority interest                                                                 878,696               806,519

Shareholders' equity:
  Preferred stock, no par value, 1,000,000 shares authorized;
     none issued
  Common stock, no par value; 10,000,000 shares authorized
   4,437,646 and 3,755,633 shares issued and outstanding
     in 1999 and 1998, respectively                                            10,765,511             7,463,931
  Accumulated deficit                                                          (5,078,036)           (4,846,194)
  Accumulated other comprehensive loss                                           (289,614)             (113,172)
                                                                              -----------         -------------
  Total Shareholders' equity                                                    5,397,861             2,504,565

                                                                              -----------         -------------
Total liabilities and shareholders' equity                                    $18,388,004         $  15,326,200
                                                                              ===========         =============

See notes to consolidated financial statements.

                           ACT Teleconferencing, Inc.
                 Consolidated Statements of Shareholders' Equity
                                   (Unaudited)


                                                                                    Accumulated
                                                                                       other
                                                     Common Stock   Accumulated    comprehensive
                                           Shares       Amount        Deficit      income (loss)       Total
                                         -----------------------------------------------------------------------
Balance at December 31, 1997             3,612,758   $   6,158,584  $ (2,729,069) $     (51,582)   $   3,377,933


Shares issued in connection with
exercise of 1994 private placement
warrants and 1996 IPO warrants              26,893         136,000                                       136,000

Exercise of employee stock                   2,000           6,000                                         6,000
options

Issue of 330,967 Warrants                                  486,521                                       486,521
in leiu of interest

Shares issued in connection with
the acquisition of Advanced
Multi-Point Conferencing (AMC) Inc.        113,982         676,826                                       676,826

Comprehensive loss
  Net loss                                                            (2,117,125)                     (2,117,125)
  Other comprehensive loss, net of tax
   Foreign currency translation
   adjustment, net of tax of $20,941                                                    (61,590)         (61,590)
                                                                                                   -------------
Total comprehensive loss                                                                              (2,178,715)

                                         -----------------------------------------------------------------------
Balance at December 31, 1998             3,755,633   $   7,463,931  $ (4,846,194) $    (113,172)   $   2,504,565

Shares issued in connection with
1996 warrants                              549,154       2,637,531                                     2,637,531

Shares issued in connection with
1999 private placement warrants            109,912         583,988                                       583,988

Shares issued in connection with
the employee stock purchase plan (ESPP)      4,447          19,596                                        19,596

Shares issued in connection with
a Canadian service agreement                18,500          91,744                                        91,744

Legal and Audit fees incurred for                          (31,280)
the acquisition of Advanced
Multi-Point Conferencing (AMC) Inc.

Comprehensive loss
  Net loss                                                              (231,842)                       (231,842)
  Other comprehensive loss, net of tax
   Foreign currency translation                                                        (176,442)        (176,442)
                                                                                                   -------------
Total comprehensive loss                                                                                (408,284)

                                         -----------------------------------------------------------------------
Balance at June 30, 1999                 4,437,646   $  10,765,511  $ (5,078,036) $    (289,614)   $   5,397,861
                                         =======================================================================

See notes to consolidated financial statements.

                           ACT Teleconferencing, Inc.
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                 Three Months Ended June 30,         Six Months Ended June 30,
                                                                     1999           1998               1999            1998
                                                                 -----------     -----------        -----------     -----------
Net revenues                                                     $ 6,429,079     $ 4,765,293        $13,271,546     $ 8,858,529
Cost of Services                                                  (2,855,633)    $(2,480,761)       $(6,049,252)    $(4,126,824)
Depreciation and amortization                                       (313,327)       (219,193)          (647,546)       (373,532)
                                                                 -----------     -----------        -----------     -----------

Gross Profit                                                     $ 3,260,119     $ 2,065,339        $ 6,574,748     $ 4,358,173

Operating Expenses:
   Marketing, general and administration expense                  (2,458,659)     (1,794,628)        (4,676,043)     (3,329,508)
   Development cost                                                 (581,437)       (585,044)        (1,452,275)     (1,189,557)
                                                                 -----------     -----------        -----------     -----------

   Operating Income (loss)                                           220,023        (314,333)           446,430        (160,892)

Other Income (Expense)
   Interest, net                                                    (155,085)        (49,266)          (327,885)        (86,156)
                                                                 -----------     -----------        -----------     -----------

Income (loss) before income taxes and minority interest               64,938        (363,599)           118,545        (247,048)

Provision for income taxes                                           (99,772)       (163,500)          (217,714)       (331,507)
                                                                 -----------     -----------        -----------     -----------

Income (loss) before minority interest                               (34,834)       (527,099)           (99,169)       (578,555)

Minority interest in earnings of consolidated subsidiary             (70,537)       (107,281)          (132,673)       (215,985)
                                                                 -----------     -----------        -----------     -----------

Net income (loss) for the quarter                                $  (105,371)    $  (634,380)       $  (231,842)    $  (794,540)
                                                                 ===========     ===========        ===========     ===========

Net income (loss) per share                                      $     (0.02)    $     (0.18)       $     (0.05)    $     (0.22)
                                                                 ===========     ===========        ===========     ===========

Weighted average number of shares outstanding                      4,437,646       3,617,271          4,233,783       3,616,205
                                                                 ===========     ===========        ===========     ===========


See notes to consolidated financial statements.

                            ACT Teleconferencing, Inc
                      Consolidated Statements of Cash Flow
                                   (Unaudited)

                                                                               Six Months Ended June 30,
                                                                                 1999              1998
                                                                              ----------        ----------
Operating activities
Net loss                                                                      $ (231,842)       $ (794,540)
Adjustments to reconcile net income to net cash from
     operating activities:
    Depreciation                                                                 615,015           375,367
    Amortization of goodwill                                                      52,084            20,836
    Deferred income tax                                                          (14,966)            1,231
    Minority interest                                                             72,177           227,917
                                                                              ----------        ----------
    Cash flow before changes in operating assets and liabilities:                492,468          (169,189)

Changes in operating assets and liabilities (Net of effect of business combination):
    Accounts receivable                                                         (464,717)       (1,599,125)
    Inventory                                                                     86,350            (1,053)
    Prepaid expenses and other assets                                           (174,651)         (126,218)
    Accounts payable                                                             548,805         1,013,654
    Accrued liabilities                                                         (217,654)          429,389
                                                                              ----------        ----------
Net cash used for operating activities                                           270,601          (452,542)

Investing activities
Property and equipment purchases                                              (2,663,930)       (1,106,496)
Short term notes redeemed                                                         (9,998)         (130,151)
Disposal of marketable securities                                                      -            50,000
                                                                              ----------        ----------
Net cash used for investing activities                                        (2,673,928)       (1,186,647)

Financing activities
Net proceeds (repayment) of debt                                                (219,855)        2,331,550
Net proceeds from issuance of common stock                                     3,301,580            51,915
Deferred loan issuance costs                                                      (2,343)         (220,727)
                                                                              ----------        ----------
Net cash provided by financing activities                                      3,079,382         2,162,738

Effect of exchange rate changes on cash                                         (176,442)         (140,941)

                                                                              ----------        ----------
Net (decrease) increase in cash and cash equivalents                             499,613           382,608

Cash and cash equivalents, beginning of year                                     369,408           451,434

                                                                              ----------        ----------
Cash and cash equivalents, end of year                                        $  869,021        $  834,042
                                                                              ==========        ==========


See notes to consolidated financial statements.

                          ACT Teleconferencing, Inc.
                  Notes to Consolidated Financial Statements
                                  (Unaudited)

Basis of Presentation
     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary of a fair presentation have been included. Operating results for the six-month period ending June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the financial statements and footnotes included in our annual report on Form 10-KSB for the year ended December 31, 1998 and its amendments.

Business
     ACT Teleconferencing, Inc is engaged in the business of providing high-quality audio, data, and video conferencing products and services to business clients. We operate in the United States, Canada, the United Kingdom, the Netherlands, France, Australia, and Hong Kong, and have sales offices in Belgium and Germany.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction
     Except for historical information, certain statements contained in this quarterly report on Form 10-QSB, including, without limitation, statements containing the words "believes," "anticipates," "estimates," "expects," and similar words, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. You should not place undue reliance on these forward-looking statements. These forward-looking statements are subject to numerous assumptions, risks, and uncertainties that may cause our actual results to be materially different from any future results expressed or implied by us in those statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including risks or "Risk Factors" described in this quarterly report, our registration statements on Forms S-1 and S-3, and in other documents we file with the SEC. Copies of these documents may be obtained at www.sec.gov or upon
                                                            -----------
request from us.

Overview
     We completed an encouraging quarter in terms of profit improvement and strong growth of our core conferencing services business. Second quarter net loss after taxes and minority interest amounted to $105,371, an improvement of $529,009, or 83%, over the second quarter of 1998. Cumulative net loss for the first half of the year was $231,842, an improvement of $562,698, or 71%, over the first six months of 1998.

     Second quarter revenue of $6.4 million grew 35% over the second quarter of 1998, reflecting continued growth in the market for audio teleconferencing services, additional market share gains made and revenues from new operations. Cumulative revenue for the first half of the year grew by 50% to $13.3 million over the same period last year. We anticipate continued growth in teleconferencing revenues in our operations in the United States, the United Kingdom, the Netherlands, Canada, Australia, France, and Hong Kong as well as new enhanced service introductions in video, data, and internet conferencing.

     Development expenses incurred in connection with the entry into French, Dutch, Canadian, Australian, and Hong Kong markets as well as our new internet and videoconferencing services and technologies amounted to $581,437 for the second quarter of 1999, a 1% reduction from the comparable period last year. Cumulative development expenses for the six-month period ending June 30, 1999 were $1,452,275, a 22% increase over the previous year.

     In summary, in addition to satisfactory profit improvements and continued strong growth of our revenues, our second quarter and six-month period ending June 30, 1999 included the following highlights:

 . Revenues from audioconferencing services grew by 67% for the second quarter and 70% for the six-month period ending June 30, 1999.

 . Operating efficiencies enabled us to maintain gross margin at 51% of revenue during second quarter and 50% of revenue for the six-month period ending June 30, 1999 compared to 43% and 49% for comparable periods last year.

 . An overall improvement in operating income of $534,356 for the second quarter and $607,322 for the six-month period ending June 30, 1999 occurred compared to same periods last year.
 .  Satisfactory implementation of the agreement with Concert Global Networks
   Limited occurred including the development of a global billing and reservation system.
 .  Announcements were made of the opening of two new offices, one in Hong Kong and one in Dallas, Texas.
 .  Promising performance took place in Canada and Australia with strong volume growth in both locations.
 . A scale back was made of our video conferencing equipment business, which accounted for less than 5% of our total revenue during the first two quarters of the year.
 . Lower than expected revenue growth in the U.K. and France occurred which resulted in an overall attributable loss in European operations of $81,583 for the first half of 1999.

     As previously announced, we are taking steps to limit our exposure to the video conferencing equipment and systems business. We continue to focus on that what we do best, which is the provision of extremely high quality audio, video, and data conferencing services. This core business grew by 70% during the first half of the year. We have built up a strong solid reputation for good service quality with a number of preeminent multinational global clients.

     In July 8, 1999 we entered into a three-year agreement with GTE Communications Corporation, GTE, to provide enhanced teleconferencing services to GTE and its customers. GTE Supply company also named us as a major supplier of services to GTE's operating companies. We expect the combination of both announcements to increase our revenue after the first year of implementation.

     In July of 1998 we announced a three-year outsource supply agreement with Concert Global Networks Limited, Concert, serving Concert Audioconferencing Service. Concert is the British Telecom global services company. This service commenced in the fourth quarter of 1998, and is being provided by ACT centers in New York, Denver, London, Paris, Amsterdam, and Sydney.

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

RESULTS OF OPERATIONS
Quarter ending June 30, 1999, compared to quarter ending June 30, 1998

     Net revenues. Net revenues increased 35% to $6.4 million for the quarter ending June 30, 1999, compared to $4.8 million for the same period in 1998, primarily due to growth of the Concert Global Networks business, increased sales of audio teleconferencing in new markets and continued use by existing customers. Domestic operations accounted for 42% of the total revenue and increased by 58% over the quarter ending June 30, 1998. International operations accounted for 58% of total revenue and increased by 23% to $3.8 million over the quarter ending June 30, 1998.

     Cost of services. Cost of services increased by 15% to $2.8 million for the quarter ending June 30, 1999, compared to $2.5 million for the quarter ending June 30, 1998. The gross profit percentage increased to 51% of sales from 43% for the same period last year, mainly due to improved efficiencies and higher traffic volumes over a fixed cost base.

     Selling, general, and administrative costs. Selling, general, and administrative costs for the second quarter of 1999 were $2.5 million and accounted for 38% of revenue, compared to $1.8 million or 38% of revenue for the same period last year. The 37% increase in such expenses resulted from an expanded marketing focus in the United States as well as new marketing efforts in the developing business units in France, Australia, Canada, and Hong Kong.

     Depreciation and amortization. Depreciation and amortization expense increased by 43% during the quarter ending June 30, 1999 over the second quarter of 1998. The increase can mainly be attributed to the $5.9 million increase in property and equipment capital expenditures increased during 1998 to accommodate higher traffic volumes.

     Development costs. Development costs for the second quarter of 1999 were $581,437 or 9% of revenue compared to $585,044 or 12% of revenue for the second quarter of 1998 and reduced by 1% over the second quarter of 1998. The reduction in development costs to revenue was due to a commitment to moderate geographic expansion efforts to allow for the achievement of profitability at operating income level.

     Net interest. Net interest for the quarter ending June 30, 1999 was $155,085 compared to $49,266 for the same period last year, a 215% increase. This increase was due to the increase in interest bearing debt taken on after June 30, 1998 in order to finance our capital expansion. This debt is carried at various interest rates, at an average weighted cost of 11.8%.

     Net income before taxes and minority interest. Net income before taxes and minority interest improved by $428,537 to $64,938 for the second quarter of 1999, compared to a loss of $363,599 for the second quarter in 1998. This improvement was mainly due to revenue growth and operational efficiencies resulting in higher gross profit margins as well as the deceleration of selling costs, general, and administrative costs and the reduction of development costs.

     Taxes on income and minority interest. Taxes on income and minority interest amounted to $170,309 for the second quarter of 1999, compared to $270,781 for the second quarter of 1998, a 37% reduction. This decrease is due to a relatively lower contribution to consolidated net income by our 60% majority-owned United Kingdom operation, which pays full tax.

     Net loss. Net loss reduced by $529,009 to $105,371, or 83%, for the second quarter of 1999, compared to the net loss of $634,380 for the second quarter of 1998. The reduction in loss can be attributed to revenue growth, an improved operating efficiency resulting in higher gross profit margins, stabilizing selling, general, and administrative expenses, and finally to a reduction in taxes and minority interest.

     Earnings (loss) per share. Loss per share improved from a loss of $0.18 per share during the second quarter in 1998 to a loss of $0.02 per share for the quarter ending June 30, 1999, an improvement of 94%. Earning per share data was calculated based on the weighted average number of 4,437,646 common shares outstanding during the second quarter of 1999.

Six-month period ending June 30, 1999, compared to six-month period ending June 30, 1998.

     Net revenues. Net revenues increased by 50% to $13.3 million for the six-month period ending June 30, 1999, compared to $8.9 million for the same period in 1998, primarily due to growth of the Concert Global Networks Limited business, increased sales of audio teleconferencing in new markets, and continued growth of existing operations. Domestic operations accounted for 44% of the total revenue and increased by 67% over the six-month period ending June 30, 1998. International operations accounted for 56% of total revenue and increased by 38% to $7.6 million over the six-month period ending June 30, 1998.

     Cost of services. Cost of services increased 47% to $6.0 million for the six-month period ending June 30, 1999, compared to $4.1 million for the six-month period ending June 30, 1998. The gross profit percentage increased to 50% of sales from 49% for the same period last year, mainly due to improved efficiencies and higher traffic volumes over a fixed cost base.

     Selling, general, and administrative costs. Selling, general, and administrative costs for the six-month period ending June 30, 1999 were $4.7 million and accounted for 35% of revenue, compared to $3.3 million or 38% of revenue for the same period last year. The 40% increase in such expenses resulted from an expanded marketing focus in the United States as well as new marketing efforts in the developing business units in France, Australia, Canada, and Hong Kong.

     Depreciation and amortization. Depreciation and amortization expense increased by 73% during the six-month period ending June 30, 1999 over the same period last year. The increase can mainly be attributed to the $5.9 million increase in property and equipment capital expenditures.

     Development costs. Development costs for the first half of 1999 were $1.5 million or 11% of revenue compared to $1.2 million or 13% of revenue for the first six-month period of 1998 and increased by 22% over the six-month period ending June 30, 1998. The reduction in development costs to revenue was due to a commitment to moderate the geographic expansion efforts and to allow for the achievement of ongoing profitability at operating income level.

     Net interest. Net interest for the six-month period ending June 30, 1999 was $327,885 compared to $86,156 for the same period last year, a 281% increase. This increase was due to the increase in interest bearing debt taken on after June 30, 1998 in order to finance expansion. This debt is carried at various interest rates, at an average weighted cost of 11.8%.

     Net income before taxes and minority interest. Net income before taxes and minority interest improved by $365,593 to $118,545 for the first half of 1999, compared to a loss of $247,048 for the same period in 1998. This improvement was again due to revenue growth and operational efficiencies resulting in higher gross profit margins as well as the deceleration of sales, general, and administrative costs and the reduction of development costs.

     Taxes on income and minority interest. Taxes on income and minority interest amounted to $350,387 for the six-month period ending June 30, 1999, compared to $547,492 for the six months ended June 30, 1998, a 36% reduction. As described above this decrease is due to a relatively lower contribution to net income by our 60% majority-owned United Kingdom operation, which pays full tax.

     Net loss. Net loss reduced by $562,698 to $231,842 for the six-month period ending June 30, 1999, compared to the net loss of $794,540 for the six-month period ending June 30, 1998. The decrease in loss can be attributed to revenue growth, an improved operating efficiency, higher gross profit margins, stabilizing selling, general, and administrative expenses, and finally to a reduction in taxes and minority interest as discussed above.

     Earnings (loss) per share. Loss per share improved from a loss of $0.22 per share during the six-month period ending June 30, 1998 to a loss of $0.05 per share for the same period this year, an improvement of 77%. Earning per share data was calculated based on the weighted average number of 4,233,783 common shares outstanding during the first half of fiscal 1999.

Liquidity and capital resources (for the six months ending June 30, 1999)
     During the six months ended June 30, 1999, net cash increased by $499,613 from December 31, 1998. At June 30, 1999, we had cash and cash equivalents of $869,021 compared to cash and cash equivalents on hand on December 31, 1998 of $369,408.

     Cash generated through operating activities and before funding net operating assets amounted to $492,468 for the six-month period ending June 30, 1999, compared to a cash outflow of $169,189 for the same period last year. Cash after financing operating assets and liabilities amounted to a net inflow of $270,601 reflecting mainly significant improvements in accounts receivable management. Our accounts receivable days improved by over 30% from 95 days at June 30, 1998 to 66 days at June 30, 1999.

     During the first six months of 1999, we invested $2.7 million in additional equipment mainly to provide global capacity for the Concert Global Networks Limited business, for developing a global reservation and billing system, for further expansion into Australia, for the opening of new office in Hong Kong, for increasing capacity in Canada, and for the ongoing development of the French office.

     The gross cash outflow of $2.4 million, after capital investment and before financing arrangements, was funded through proceeds from the conversion of 549,154 warrants at $5.00 per share amounting to $2,647,028, net of expenses; the issuance of 109,912 private placement units, shares and warrants, for $604,516; and $219,855 net debt financing. Total net cash provided by financing activities amounted to $3.1 million, which was completed during the first quarter of the year. Our overall financing resulted in a net cash inflow of $499,613 for the six-month period ending June 30, 1999.

Year 2000 Compliance
     As the Year 2000 approaches, many date-sensitive computer applications in businesses may fail because they are unable to process dates properly beyond December 31, 1999. Businesses will be required to devote significant resources to convert their information systems to meet Year 2000 requirements. We are significantly dependent upon external or third parties, including electrical utilities, telecommunications, banking and financial services, airlines, and governmental agencies and institutions to provide services to us and to purchase services from us. Their failure to provide services to us due to Year 2000 problems could have a material adverse effect on our business, results of operations, and financial condition. Additionally, as these entities devote financial resources to comply with Year 2000 requirements, the purchasing patterns of our customers may be affected as they may have reduced funds available to purchase our services, which could result in a material adverse effect on our business, results of operations, and financial condition.

     We are continually evaluating all our systems to identify year 2000 problems. Except as noted below, at this time, we are not aware of any issues that require remediation. Our review of potential business interruptions has not identified any likely interruptions. Such interruptions, if they occur, will depend, in part, on the handling of year 2000 issues by our vendors and customers.

     State of Readiness. Our principal information technology systems have been
     -------------------
developed intensively only over the last four years with desktop based Year 2000 compatible software. From our incorporation in December 1989 to mid 1994, we satisfied our major systems requirements using manual or semi-automated computer and accounting systems. We are principally dependent on one of the leading audio conferencing bridge manufacturers, Compunetix, Inc., for our teleconferencing bridges. This manufacturer utilizes a non-information technology system. We have requested Compunetix to verify and certify that all its embedded systems within our bridges are year 2000 compliant. Compunetix has agreed to install year 2000 compliant software by no later than December 31, 1999. To the best of our knowledge, we are not presently substantially dependent upon any other significant internal non-information technology and/or embedded system which is not year 2000 compliant.

     Costs to Address Year 2000 Issues. We believe that our internal systems are
     ----------------------------------
substantially year 2000 compliant; and we have not incurred any material costs for remediation for the year 2000. However, to address the impact of acquisitions, new facilities, and other contingencies, we estimate that the future costs to monitor, control, and remediate our systems to be year 2000 compliant are not likely to exceed either $500,000 in 1999 or an additional $500,000 beyond year 2000. We will continue to review and reevaluate the potential costs of remediation and business interruptions.

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

     Contingency Plans.  Our future formal contingency plan for the year 2000
     ------------------
will continue to monitor all major risks for us on a proactive basis. We believe that we operate in a changing, high growth, volatile, and high risk environment, and our management will continually assess and address all risks, not only Year 2000 risks. Our market sector is a niche component of the $700 billion annual worldwide telecommunications industry. All of our major service providers and most of our major customers are multinational entities that are substantially larger than us. We are largely dependent on our major service providers and customers. We intend to monitor our exposure and also take appropriate measures to ensure that we are not unduly dependent upon one particular customer or industry supplier. In anticipation of year 2000, the following contingency plans are either being considered or implemented:

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

              PART II - Other Information
                        -----------------
Item 4.       Submission of Matters to a Vote of Security Holders

     We held the annual meeting of shareholders on June 17, 1999 at the Denver Marriott West Hotel in Golden, Colorado. Carolyn R. Van Eeckhout and Donald L. Sturtevant were re-elected to the board of directors, Class III, for a three-year term expiring at the annual meeting of shareholders in 2002. The votes for Ms. Van Eeckhout were 3,214,424, and votes against her were 700. There were 8,850 withheld or abstention votes, and 160,894 votes were represented by brokers who did not respond.

     The votes for Mr. Sturtevant were 3,220,174, and votes against him were
600. There were 3,200 withheld or abstention votes, and 160,894 votes were represented by brokers who did not respond.

     The shareholders also ratified the appointment of Ernst & Young LLP as independent accountants for the Company for the year ending December 31, 1999. Votes for ratification were 3,222,774 and there were no votes against ratification. There were no withheld or abstention votes, and 160,894 votes were represented by brokers who did not respond.

Item 6(a).    Exhibits

Exhibit No.   Description
-----------   -----------
3.1/(2)/      Restated Articles of Incorporation of ACT April 15, 1996
3.2/(2)/      Bylaws of ACT, amended as of April 15, 1996
4.1/(1)/      Form of specimen certificate for Common Stock of ACT
10.1/(1)/     Stock Option Plan of 1991, as amended, authorizing 400,000 shares of Common Stock for issuance under the Plan
10.2/(1)/     Form of Stock Option Agreement
10.3/(1)/     Form of Common Stock Purchase Warrant
10.10/(1)/    Split Dollar Insurance Agreement dated March 1, 1990, between ACT and Gerald D. Van Eeckhout
10.11/(1)/    Service Agreement dated April 10, 1992 between David Holden and
              ACT Teleconferencing Limited
10.19/(4)/    Stock Option Plan of 1996, as amended
10.20/(5)/    Employee Stock Purchase Plan
10.22/(6)/    Loan and Security Agreement dated March 31, 1998 and Form of stock purchase warrant with Sirrom Capital Corporation and Equitas L.P.
10.23/(6)/    Loan Agreement with Key Bank, N.A.
10.24/(7)/    Lease Commitment and Warrant with R.C.C. Finance Group Ltd.
10.25/(7)/    Contract for the Supply of Conferencing Services Design
              Development and Information signed July 14, 1998 between ACT
              Teleconferencing Services, Inc. and Concert Global Networks
              Limited
10.26/(7)/    Agreement for the Supply of Conferencing Services signed July 14,
              1998 between ACT Teleconferencing Services, Inc. and Concert
              Global Networks Limited
10.27/(7)/    Agreement for Videoconferencing Equipment and Services (GTE
              Telephone Operating Companies) dated October 1, 1998
27.1          Financial Data Schedule

/(1)/Incorporated by reference, attached as an exhibit of the same number to our registration statement on Form SB-2, filed with the SEC on October 10, 1995, and amendments to our Form SB-2, File No. 33-97908-D.

/(2)/Incorporated by reference, attached as an exhibit of the same number to our Form 10-QSB for the quarter ended March 31, 1996, Filed with the SEC on May 15, 1996, File No. 0-27560.

/(3)/Incorporated by reference, attached as an exhibit of the same number to our Form S-8, filed with the SEC on July 2, 1998, File No. 0-27560.

/(4)/Incorporated by reference, attached as an exhibit to our schedule 14A
     Information filed with the SEC on April 30, 1997, File No. 0-27560, and amended and attached as exhibit 4.6 to our Form S-8, filed on July 2, 1998, File 333-58403.

/(5)/Incorporated by reference, attached as an exhibit to our Schedule 14A
     Information filed with the SEC on April 15, 1998, File No. 0-27560.

/(6)/Incorporated by reference, attached an exhibit of the same number to our Amendment No. 1 to Form 10-QSB for the quarter ended June 30, 1998, filed with the SEC on August 24, 1998 (originally filed under cover of Form SE on August 14, 1998) File 0-27560.

/(7)/Incorporated by reference, attached as an exhibit of the same number to our Form 10-QSB for the quarter ending September 30, 1998, filed with the SEC on November 16, 1998, File 0-27560.

                                  SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      ACT TELECONFERENCING, INC.


DATE:  August 13, 1999                By:/s/ Gavin J. Thomson
                                         --------------------
                                           Gavin J. Thomson,
                                           Chief Financial Officer
                                           (Duly authorized officer and
                                           Principal Financial Officer)

Index of Exhibits
All exhibits are filed electronically, unless incorporated by reference.

Exhibit No.  Description
-----------  -----------
3.1/(2)/     Restated Articles of Incorporation of ACT April 15, 1996
3.2/(2)/     Bylaws of ACT, amended as of April 15, 1996
4.1/(1)/     Form of specimen certificate for Common Stock of ACT
10.1/(1)/    Stock Option Plan of 1991, as amended, authorizing 400,000 shares of Common Stock for issuance under the Plan
10.2/(1)/    Form of Stock Option Agreement
10.3/(1)/    Form of Common Stock Purchase Warrant
10.10/(1)/   Split Dollar Insurance Agreement dated March 1, 1990, between ACT and Gerald D. Van Eeckhout
10.11/(1)/   Service Agreement dated April 10, 1992 between David Holden and ACT
             Teleconferencing Limited
10.19/(4)/   Stock Option Plan of 1996, as amended
10.20/(5)/   Employee Stock Purchase Plan
10.22/(6)/   Loan and Security Agreement dated March 31, 1998 and Form of stock purchase warrant with Sirrom Capital Corporation and Equitas L.P.
10.23/(6)/   Loan Agreement with Key Bank, N.A.
10.24/(7)/   Lease Commitment and Warrant with R.C.C. Finance Group Ltd.
10.25/(7)/   Contract for the Supply of Conferencing Services Design Development
             and Information signed July 14, 1998 between ACT Teleconferencing
             Services, Inc. and Concert Global Networks Limited
10.26/(7)/   Agreement for the Supply of Conferencing Services signed July 14,
             1998 between ACT Teleconferencing Services, Inc. and Concert Global
             Networks Limited
10.27/(7)/   Agreement for Videoconferencing Equipment and Services (GTE
             Telephone Operating Companies) dated October 1, 1998
27.1         Financial Data Schedule

/(1)/Incorporated by reference, attached as an exhibit of the same number to our registration statement on Form SB-2, filed with the SEC on October 10, 1995, and amendments to our Form SB-2, File No. 33-97908-D.

/(2)/Incorporated by reference, attached as an exhibit of the same number to our Form 10-QSB for the quarter ended March 31, 1996, Filed with the SEC on May 15, 1996, File No. 0-27560.

/(3)/Incorporated by reference, attached as an exhibit of the same number to our Form S-8, filed with the SEC on July 2, 1998, File No. 0-27560.

/(4)/Incorporated by reference, attached as an exhibit to our schedule 14A
     Information filed with the SEC on April 30, 1997, File No. 0-27560, and amended and attached as exhibit 4.6 to our Form S-8, filed on July 2, 1998, File 333-58403.

/(5)/Incorporated by reference, attached as an exhibit to our Schedule 14A
     Information filed with the SEC on April 15, 1998, File No. 0-27560.

/(6)/Incorporated by reference, attached an exhibit of the same number to our Amendment No. 1 to Form 10-QSB for the quarter ended June 30, 1998, filed with the SEC on August 24, 1998 (originally filed under cover of Form SE on August 14, 1998) File 0-27560.

/(7)/Incorporated by reference, attached as an exhibit of the same number to our Form 10-QSB for the quarter ending September 30, 1998, filed with the SEC on November 16, 1998, File 0-27560.