Form 10QSB
period 1999-09-30
ACT TELECONFERENCING INC
filed 1999-11-12
CIK 918709

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 1999

                                      or

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act for the transition period from _____________ to ___________.

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

(303) 235-9000
--------------------------------------------------------------------------------
(Issuer's telephone number)


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of September 30, 1999, 4,595,947 shares of the issuer's common stock were outstanding.


Transitional Small Business Disclosure Format (Check one): Yes [ ] No [xx]

                        This report contains 31 pages.

                          ACT TELECONFERENCING, INC.

                                  FORM 10-QSB

                               Table of Contents

PART I.  Financial Information                                          Page No.

      Item 1.     Financial Statements
                  Consolidated Balance Sheets                                 3
                  Consolidated Statements of Shareholders' Equity             4
                  Consolidated Statements of Operations                       5
                  Consolidated Statements of Cash Flow                        6
                  Notes to Consolidated Financial Statements                  7

      Item 2.     Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                   8

PART II. Other Information

      Item 2.     Changes in Securities                                      14

      Item 6.     Exhibits                                                   14

SIGNATURES                                                                   16

                        PART I -- FINANCIAL INFORMATION
                                 ----------------------
Item 1. FINANCIAL STATEMENTS

                          ACT Teleconferencing, Inc.
                          Consolidated Balance Sheets
                                  (Unaudited)


                                                                              September 30, 1999       December 31, 1998
                                                                              ------------------       -----------------
Assets
Current Assets:
  Cash and cash equivalents                                                  $          373,644       $         369,408
  Accounts receivable (net of allowances for doubtful accounts
    of $74,708 and $32,644 in 1999 and 1998 respectively)                             5,495,582               4,295,216
  Prepaid expenses                                                                      870,857                 571,597
  Inventory                                                                             181,339                 269,795
                                                                              ------------------       -----------------
  Total current assets                                                                6,921,422               5,506,016

Equipment:
  Telecommunications equipment                                                         7,370,669               5,840,969
  Office equipment                                                                     5,968,875               4,205,347
  Less:  accumulated depreciation                                                     (3,011,088)             (1,969,428)
                                                                              ------------------       -----------------
  Total equipment - net                                                               10,328,456               8,076,888

Other Assets:
  Goodwill (net of accumulated amortization of $191,387 and
    $136,340 in 1999 and 1998, respectively)                                           1,482,274               1,537,321
  Deferred items                                                                         253,565                 205,975
                                                                              ------------------       -----------------
Total assets                                                                  $       18,985,717       $      15,326,200
                                                                              ==================       =================

Liabilities and shareholders' equity
Current liabilities:
  Notes payable                                                               $        1,582,898       $         686,691
  Accounts payable                                                                     2,114,235               2,935,331
  Accrued liabilities                                                                  1,650,180               1,814,877
  Current portion of long term debt                                                      374,084               1,111,126
  Income taxes payable                                                                   563,850                 215,895
                                                                              ------------------       -----------------
  Total current liabilites                                                             6,285,247               6,763,920

Long-term debt (net of deferred interest cost of $340,567                              5,174,040               4,949,051
and $413,545 in 1999 and 1998, respectively)

Deferred income taxes (United Kingdom)                                                   299,888                 302,145

Minority interest                                                                      1,014,947                 806,519

Shareholders' equity:
  Preferred stock, no par value, 1,000,000 shares authorized;
     none issued
  Common stock, no par value; 10,000,000 shares authorized
   4,595,947 and 3,755,633 shares issued and outstanding
     in 1999 and 1998, respectively                                                   11,414,330               7,463,931
  Accumulated deficit                                                                 (4,991,690)             (4,846,194)
  Accumulated other comprehensive loss                                                  (211,045)               (113,172)
                                                                              ------------------       -----------------
  Total Shareholders' equity                                                           6,211,595               2,504,565
                                                                              ------------------       -----------------
Total liabilities and shareholders' equity                                    $       18,985,717       $      15,326,200
                                                                              ==================       =================
See notes to consolidated financial statements.

                          ACT Teleconferencing, Inc.
                Consolidated Statements of Shareholders' Equity
                                  (Unaudited)

                                                                                            Accumulated
                                                                                               other
                                                         Common Stock      Accumulated     comprehensive
                                          Shares            Amount           Deficit       income (loss)        Total
                                         ---------------------------------------------------------------------------------
Balance at December 31, 1997              3,612,758      $ 6,158,584      $ (2,729,069)       $ (51,582)      $ 3,377,933

Shares issued in connection with
exercise of warrants                         26,893          136,000                                              136,000

Exercise of employee stock options            2,000            6,000                                                6,000

Deferred interest expense in connection
with the issue of 330,967 Warrants                           486,521                                              486,521

Shares issued in connection with the
acquisition of Advanced Multi-Point
Conferencing (AMC) Canada Inc.              113,982          676,826                                              676,826

Comprehensive loss
  Net loss                                                                  (2,117,125)                        (2,117,125)
  Other comprehensive loss, net of tax
   Foreign currency translation
   adjustment, net of tax of $20,941                                                            (61,590)          (61,590)
                                                                                                           --------------
Total comprehensive loss                                                                                       (2,178,715)

                                         ---------------------------------------------------------------------------------
Balance at December 31, 1998              3,755,633      $ 7,463,931      $ (4,846,194)      $ (113,172)      $ 2,504,565

Shares issued in connection with
conversion of 1996 warrants                 549,154        2,637,051                                            2,637,051

Shares issued in connection with
1999 private placement                      109,912          583,988                                              583,988

Shares issued in connection with the
employee stock purchase plan (ESPP)          12,304           50,988                                               50,988

Shares issued in connection with
a Canadian service agreement                 18,500           91,744                                               91,744

1999 legal fees incurred for the
acquisition of Advanced Multi-Point
Conferencing (AMC) Inc.                                      (38,792)                                             (38,792)

Exercise of employee stock options            4,500           12,660                                               12,660

Shares issued for consulting                 12,000           60,000                                               60,000
services rendered

Shares issued as placement fee for
conversion of 1996 warrants                  13,500

Shares issued on exercise of under-         120,444          552,759                                              552,759
writer unit purchase options (1996 IPO)

Comprehensive loss
  Net loss                                                                    (145,496)                          (145,496)
  Other comprehensive loss, net of tax
   Foreign currency translation                                                                 (97,873)          (97,873)
                                                                                                           --------------
Total comprehensive loss                                                                                         (243,369)
                                         ---------------------------------------------------------------------------------
Balance at September 30, 1999             4,595,947     $ 11,414,330      $ (4,991,690)      $ (211,045)      $ 6,211,595
                                         =================================================================================

See notes to consolidated financial statements.

                          ACT Teleconferencing, Inc.
                     Consolidated Statements of Operations
                                  (Unaudited)

                                                           Three Months Ended September 30,       Nine Months Ended September 30,
                                                                1999             1998                 1999           1998
                                                           --------------    --------------       -------------   ---------------
Net revenues                                               $    7,221,308    $    4,706,499       $  20,492,854   $    13,565,028
Cost of Services                                                3,755,941         2,594,222          10,810,457         7,412,783
                                                           --------------    --------------       -------------   ---------------
Gross Profit                                                    3,465,367         2,112,277           9,682,397         6,152,245

Selling, marketing, general and administration expense          2,917,718         2,427,363           8,565,988         6,573,347
                                                           --------------    --------------       -------------   ---------------
Operating Income (loss)                                           547,649          (315,086)          1,116,409          (421,102)

Interest expense, net                                             242,140           143,220             692,355           284,252
                                                           --------------    --------------       -------------   ---------------
Income (loss) before income taxes and minority interest           305,509          (458,306)            424,054          (705,354)

Provision for income taxes                                        134,193            86,644             351,907           418,151
                                                           --------------    --------------       -------------   ---------------
Income (loss) before minority interest                            171,316          (544,950)             72,147        (1,123,505)

Minority interest in earnings of consolidated subsidiary           84,970            16,677             217,643           232,662
                                                           --------------    --------------       -------------   ---------------
Net income (loss) for the quarter                          $       86,346    $     (561,627)      $    (145,496)  $    (1,356,167)
                                                           ==============    ==============       =============   ===============
Net income (loss) per share - primary and fully diluted    $         0.02    $        (0.15)      $       (0.03)  $         (0.37)
                                                           ==============    ==============       =============   ===============
Weighted average number of shares outstanding                   4,508,837         3,635,952           4,326,881         3,622,785
                                                           ==============    ==============       =============   ===============
See notes to consolidated financial statements.

                           ACT Teleconferencing, Inc
                     Consolidated Statements of Cash Flow
                                  (Unaudited)



                                                                             Nine Months Ended September 30,
                                                                                   1999               1998
                                                                       -----------------------------------------
Operating activities
Net  loss                                                                    $   (145,496)      $     (1,356,167)
Adjustments to reconcile net loss to net cash used from
     operating activities:
    Depreciation                                                                1,041,660                605,891
    Amortization of goodwill                                                       55,047                 24,455
    Deferred income tax                                                            (2,257)                 5,798
    Minority interest                                                             208,428                267,193
                                                                       -----------------------------------------
    Cash flow before changes in operating assets and liabilities:               1,157,382               (452,830)

Changes in operating assets and liabilities (Net of effect of business combination):
    Accounts receivable                                                        (1,166,361)            (1,747,251)
    Inventory                                                                      88,457                (41,989)
    Prepaid expenses and other assets                                            (299,260)              (155,166)
    Accounts payable                                                             (473,147)             1,555,616
    Accrued liabilities                                                          (164,697)               486,548
                                                                       -----------------------------------------
Net cash used for operating activities                                           (857,626)              (355,072)

Investing activities
Property and equipment purchases                                               (3,293,229)            (3,484,297)
Short term notes redeemed                                                         (33,998)               (73,329)
Disposal of marketable securities                                                       -                 50,000
                                                                       -----------------------------------------
Net cash used for investing activities                                         (3,327,227)            (3,507,626)

Financing activities
Net proceeds (repayment) of debt                                                  384,153              3,765,824
Net proceeds from issuance of common stock                                      3,950,399                629,272
Deferred loan issuance costs                                                      (47,590)              (244,371)
                                                                       -----------------------------------------
Net cash provided by financing activities                                       4,286,962              4,150,725

Effect of exchange rate changes on cash                                           (97,873)              (153,227)
                                                                       -----------------------------------------
Net increase in cash and cash equivalents                                           4,236                134,800

Cash and cash equivalents, beginning of year                                      369,408                451,434
                                                                       -----------------------------------------
Cash and cash equivalents, end of period                                     $    373,644       $        586,234
                                                                       =========================================

See notes to consolidated financial statements.

                          ACT Teleconferencing, Inc.
                  Notes to Consolidated Financial Statements
                                  (Unaudited)

Basis of Presentation
         The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the nine-month period ending September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the financial statements and footnotes included in our annual report on Form 10-KSB for the year ended December 31, 1998 and its amendments.

Business
         ACT Teleconferencing, Inc is engaged in the business of providing high-quality audio, data, and video conferencing products and services to business clients. We operate in the United States, Canada, the United Kingdom, the Netherlands, France, Australia, and Hong Kong, and have sales offices in Belgium and Germany.

Net Earnings (Loss) Per Share
         Net earnings (loss) per share is computed based upon the weighted average number of shares of common stock outstanding during the period. In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which was adopted on December 31, 1997. Under the new requirements for calculating primary and fully diluted earnings per share, the dilutive effect of stock options and warrants has been included. Although options and warrants are included in the computation of fully diluted earnings per share, the effect is presently not material.

Comprehensive Income (loss)
         The difference between net loss and comprehensive loss solely relates to foreign currency translation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction
         Except for historical information, certain statements contained in this quarterly report on Form 10-QSB, including, without limitation, statements containing the words "believes," "anticipates," "estimates," "expects," and similar words, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. You should not place undue reliance on these forward-looking statements. These forward-looking statements are subject to numerous assumptions, risks, and uncertainties that may cause our actual results to be materially different from any future results expressed or implied by us in those statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including risks or "Risk Factors" described in this quarterly report, our registration statement on Form S-3 filed on February 18, 1999 and its amendments, and in other documents we file with the SEC. Copies of these documents may be obtained at www.sec.gov or upon request from us.

Overview
         The teleconferencing industry continues to show high growth. We anticipate continued growth in teleconferencing revenues in all of our operations in the United States, the United Kingdom, the Netherlands, Canada, Australia, France, and Hong Kong as well as new enhanced services in video, data, and internet conferencing.

         In addition to satisfactory profit improvements and continued strong growth in revenues, our third quarter and nine-month period ending September 30, 1999 included the following highlights:

 .        Revenues grew by 53% for the third quarter and 51% for the nine-month period to September 30, 1999.
 .        Excluding the sale of video conferencing equipment, growth in our core conferencing services business was 73% for the third quarter and 70% for the year to date.
 .        Operating efficiencies enabled us to improve gross margin.
 .        Continued improvements in operating income and earnings per share were achieved.
 .        Satisfactory ongoing implementation of the agreement with Concert
         Global Networks Limited discussed below occurred including the implementation of a global billing and reservation system.

         In July of 1998 we announced a three-year audio conferencing supply agreement with Concert Global Networks Limited, Concert, serving Concert Audioconferencing Service. This service commenced in the fourth quarter of 1998, and is being provided by our centers in New York, Denver, London, Paris, Amsterdam, and Sydney.

         On July 8, 1999 we entered into a three-year agreement with GTE Communications Corporation, GTE, to provide enhanced teleconferencing services to GTE and its customers. GTE Supply company also named us as a major supplier of services to GTE's operating companies. We expect the combination of both announcements to increase our revenue after the first year of implementation.

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

RESULTS OF OPERATIONS
Third quarter ending September 30, 1999, compared to third quarter ending September 30, 1998

         Net revenues. Net revenues increased 53% to $7.2 million for the quarter ending September 30, 1999, compared to $4.7 million for the same period in 1998, primarily due to ongoing sales volume growth, new growth of the Concert Global Networks business, increased sales of audio teleconferencing in new markets and continued use by existing customers. United States operations accounted for 44% of the total revenue and international operations accounted for 56%.

         Gross Profit. Gross profit increased by 64% to $3.5 million for the quarter ending September 30, 1999, compared to $2.1 million for the quarter ending September 30, 1998. The gross profit percentage improved to 48% of sales from 45% for the same period last year, mainly due to improved efficiencies and higher traffic volumes over a fixed cost base.

         Selling, general, and administrative costs. Selling, general, and administrative costs for the third quarter of 1999 were $2.9 million and accounted for 40% of revenue, compared to $2.4 million or 52% of revenue for the same period last year. The 20% increase in such expenses resulted from an ongoing increase in marketing focus in the United States as well as new marketing efforts in the developing business units in France, Australia, Canada, and Hong Kong.

         Depreciation and amortization. Depreciation and amortization expense increased by 83% from $234,140 during third quarter 1998 to $429,612 during third quarter 1999. The increase can mainly be attributed to the approximately $6 million increase in property and equipment capital expenditures incurred during 1998 to accommodate higher traffic volumes.

         Operating income (loss). Operating income improved by $862,735 from a loss of $315,086 incurred during third quarter 1998 to income of $547,649 for third quarter 1999 due to the improvements noted above.

         Net interest. Net interest for the quarter ending September 30, 1999 was $242,140 compared to $143,220 for the same period last year, a 69% increase. This increase was due to the approximately $4 million increase in interest bearing debt taken on after March 31, 1998 in order to finance our capital expansion. This debt is carried at various interest rates at an average weighted cost of 11.8%.

         Net income before taxes and minority interest. Net income before taxes and minority interest improved by $763,815 to $305,509 for the third quarter of 1999, compared to a loss of $458,306 for the third quarter in 1998. This improvement was mainly due to revenue growth and operational efficiencies resulting in higher gross profit margins as well as slower growth in selling, general, and administrative costs.

         Taxes on income and minority interest. Taxes on income and minority interest amounted to $219,163 for the third quarter of 1999, compared to $103,321 for the third quarter of 1998, a 112% increase. This increase is due to an increased contribution to consolidated net income by our 60% majority-owned United Kingdom operation, which pays full tax.

         Net income. Net income reported for the quarter ending September 30, 1999 was $86,346, compared to a net loss of $561,627 for the quarter ending September 30, 1999. This improvement of $647,973 can be attributed to continued revenue growth; improved operating efficiencies resulting in higher gross profit margins; stabilized selling, general, and administrative expenses; and to reduced development costs.

         Earnings (loss) per common share. Earnings per share improved from a loss of $0.15 per share during the third quarter in 1998, to earnings of $0.02 per share for the third quarter in 1999. Earnings per share data was calculated based on the weighted average number of 4,508,837 common shares outstanding during the third quarter of 1999.

Nine-month period ending September 30, 1999, compared to nine-month period ending September 30, 1998.

         Net revenues. Net revenues increased 51% to $20.5 million for the nine months ending September 30, 1999, compared to $13.6 million for the same period in 1998, primarily due to ongoing sales volume growth, new growth of the Concert business, increased audio teleconferencing traffic in new international markets, and continued growth from existing customers. United States operations accounted for 44% of the total revenue and international operations accounted for 56% of total revenue in 1999.

         Gross profit. Gross profit increased by 57% to $9.7 million for the nine months ending September 30, 1999, compared to $6.2 million for the nine months ending September 30, 1998. The gross profit percentage increased to 47% of sales from 45% for the same period last year, mainly due to improved efficiencies and higher traffic volumes over a fixed cost base.

         Selling, general, and administrative costs. Selling, general, and administrative costs for the nine months ended September 30, 1999 were $8.6 million and accounted for 42% of revenue, compared to $6.6 million or 48% of revenue for the same period last year. The 30% increase in such expenses resulted primarily from an ongoing expanded marketing focus in the United States as well as new marketing efforts in the developing business units in France, Australia, Canada, and Hong Kong, albeit that these costs are growing at a slower rate than in previous years.

         Depreciation and amortization. Depreciation and amortization expense increased by 74% during the nine months ending September 30, 1999, over the same period in 1998 from $630,344 in 1998 to $1,096,709 in 1999. The increase can mainly be attributed to the approximately $6 million increase in property and equipment capital expenditures incurred to accommodate higher traffic volumes.

         Operating income. Operating income grew by over $1.5 million from a loss of $421,102 in the nine months ending September 30, 1998, to income of $1,116,409 in the nine months ending September 30, 1999. The improvement in net income was attributable to a combination of an increase in worldwide revenues, improved gross profits and a relative slow-down in the growth of our selling, general, and administrative expenses.

         Net interest. Net interest for the nine months ending September 30, 1999, was $692,355 compared to $284,252 for the same period last year, a 143% increase. The increase was due to the increase in interest bearing debt incurred in 1998 and 1999 in order to finance our approximately $6 million capital expansion during 1998 and early 1999. This debt is carried at various interest rates at an average weighted cost of 11.8%.

         Net income before taxes and minority interest. Net income before taxes and minority interest improved by over $1.1 million to income of $424,054 for the nine months ended September 30, 1999, compared to a loss of $705,354 for the same nine months in 1998. As noted above, this improvement was also mainly due to revenue growth and operational efficiencies resulting in higher gross profit margins as well as the deceleration of selling costs, general, and administrative costs and the reduction of development costs.

         Taxes on income and minority interest. Taxes on income and minority interest amounted to $569,550 for the nine months ended September 30, 1999, compared to $650,813 for the same nine months in 1998, a 12% reduction. This decrease is due to a relatively lower contribution to consolidated net income by our 60 percent majority-owned United Kingdom operation, which pays full tax.

         Net loss. Net loss reduced by 89% or $1.2 million to a loss of $145,496 for the nine months ended September 30, 1999, compared to the net loss of $1,356,167 for the same period in 1998. The reduction in loss can be attributed to revenue growth, an improved operating efficiency resulting in higher gross profit margins, a stabilization of selling, general, and administrative expenses, and finally to a reduction in taxes and minority interest.

         Earnings (loss) per share. Loss per share reduced from a loss of $0.37 per share during the nine months ended September 30, in 1998, to a loss of $0.03 per share for the same nine months ending September 30, 1999. Earning per share data was calculated based on the weighted average number of 4,326,881 common shares outstanding during the nine months ended September 30, 1999, which increased by 19% over the previous period, see "Liquidity and capital resources" below.

Liquidity and capital resources (for the nine months ending September 30, 1999)

         During the nine months ended September 30, 1999, net cash increased by $4,236 from January 1, 1999. At September 30, 1999, we had cash and cash equivalents of $373,644 compared to cash and cash equivalents on hand on December 31, 1998 of $369,408.

         Cash generated through operating activities and before funding net operating assets amounted to $1.2 million for the nine-month period ending September 30, 1999, compared to a cash outflow of $452,830 for the same period last year. Cash after financing operating assets and liabilities amounted to a net outflow of $857,626 during the nine months ending September 30, 1999, compared to an outflow of $355,072 for the same period last year primarily as a result of an accelerated pay-down of accounts payable as well as the ongoing need to finance $1.2 million normal growth in accounts receivables.

         During the first nine months of 1999, we invested $3.2 million in additional equipment mainly to provide global capacity, for developing a global reservation and billing system, for further expansion into Australia, for the opening of new offices in Hong Kong and Dallas, and for the ongoing development of existing international operations.

         The gross cash outflow of $4.2 million, after capital investment for the nine months to September 30, 1999 was funded through proceeds from the issuance of common stock arising from a January private placement offering as well as the conversion of warrants. Total equity capital raised including certain underwriter unit purchase options exercised, stock options exercised and employee stock purchase plans amounted to $3,950,399, or 840,314 shares issued at a net value of $4.70 per share. Net debt financing of $384,153 accounted for the balance of our financing for the nine-month period. Total net cash provided by financing activities amounted to $4.3 million.

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

         State of Readiness. Our principal information technology systems have been developed intensively only over the last four years with desktop based Year 2000 compatible software. We are principally dependent on one of the leading audio conferencing bridge manufacturers, Compunetix, Inc., for our teleconferencing bridges. We have requested Compunetix to certify that all its embedded systems within our bridges are year 2000 compliant. To that end we have received and installed year 2000 compliant software updates from Compunetix for each of our bridges. To the best of our knowledge, we are not presently substantially dependent upon any other significant internal non-information technology and/or embedded system which is not year 2000 compliant.

         Costs to Address Year 2000 Issues. We believe that our internal systems are substantially year 2000 compliant; and we have not incurred any material costs for remediation for the year 2000. However, to address the impact of acquisitions, new facilities, and other contingencies, we estimate that the future costs to monitor, control, and remediate our systems to be year 2000 compliant are not likely to exceed either $500,000 in 1999 or an additional $500,000 beyond year 2000. We will continue to review and reevaluate the potential costs of remediation and business interruptions.

         Risks of Year 2000 Issues. Our dependence upon external or third parties is significant. The major areas where a year 2000 failure could have an effect on our business would be a failure in one or more of the following major industries or institutions on which we are dependent either as a supplier to us or as a customer:

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

         Contingency Plans. We believe that we operate in a changing, high growth, volatile, and high risk environment, and our management will continually assess and address all risks, not only year 2000 risks. In anticipation of year 2000, the following contingency plans are being implemented:

         . Restrictions will be imposed on travel for personnel on airline flights between December 15, 1999 and January 15, 2000.
         . Uninterrupted power supply has been installed to give additional support to the operation of our bridges in all our major locations.
         . A minimum of two telecommunications network providers will be connected at all major locations.
         . Operations centers will be stocked with food, water, and bedding, as they are currently for snowstorms, hurricanes, and other natural events.

            PART II - Other Information

Item 2.     Changes in Securities

         On October 19, 1999, under Rule 506 of the Securities Act of 1933, we closed a $2 million cash preferred stock transaction issuing 2,000 shares of series A preferred stock and 400,000 common stock purchase warrants to GMN Investors II, L.P., an affiliate of Gemini Investors of Wellesley, Massachusetts pursuant to an agreement dated October 15, 1999. The offering price was $1,999,900 for the preferred stock and $100 for the warrants. The series A preferred stock is non-voting, is redeemable in five years, and carries an 8% coupon payable when declared by the board of directors.

         The 400,000 common stock purchase warrants have an exercise price of $7.00 per share. The exercise price may be reset to market if, on or after October 19, 2000, the average closing bid price of our common stock on the NASDAQ SmallCap market for the ten consecutive trading days prior to October 19, 2000, is less than $7.00, but at an exercise price no less than $5.00. The warrants expire on October 19, 2006. If we redeem the series A shares on or prior to December 31, 2001, other than as the result of a merger, the sale of our assets, or similar transaction, we may elect to repurchase for a nominal consideration up to 100,000 warrants on or before December 31, 2000; 75,000 warrants between January 1, 2001 and June 30, 2001; and 50,000 warrants after June 30, 2001 and on or before December 31, 2001.

         We plan to invest the proceeds in capacity expansion to accommodate anticipated increases in our audio conferencing volume.

         Bathgate McColley Capital Corp. LLC of Englewood, Colorado was the sole underwriter, and we paid $120,000 in sales commissions.

Item 6(a).        Exhibits

Exhibit No.       Description
-----------       -----------
3.1               Restated Articles of Incorporation of ACT April 15, 1996, as
                  amended October 18, 1999
3.2 (2)           Bylaws of ACT, amended as of April 15, 1996
4.1(1)            Form of specimen certificate for Common Stock of ACT
10.1(1)           Stock Option Plan of 1991, as amended, authorizing 400,000 shares of Common Stock for issuance under the Plan
10.2(1)           Form of Stock Option Agreement
10.3(1)           Form of Common Stock Purchase Warrant
10.10(1)          Split Dollar Insurance Agreement dated March 1, 1990, between
                  ACT and Gerald D. Van Eeckhout
10.11(1)          Service Agreement dated April 10, 1992 between David Holden and ACT Teleconferencing Limited
10.19(4)          Stock Option Plan of 1996, as amended
10.20(5)          Employee Stock Purchase Plan
10.22(6)          Loan and Security Agreement dated March 31, 1998 and Form of stock purchase warrant with Sirrom Capital Corporation and Equitas L.P.

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

(1)Incorporated by reference, attached as an exhibit of the same number to our registration statement on Form SB-2, filed with the SEC on October 10, 1995, and amendments to our Form SB-2, File No. 33-97908-D.

(2)Incorporated by reference, attached as an exhibit of the same number to our Form 10-QSB for the quarter ended March 31, 1996, Filed with the SEC on May 15, 1996, File No. 0-27560.

(3)Incorporated by reference, attached as an exhibit of the same number to our Form S-8, filed with the SEC on July 2, 1998, File No. 0-27560.

(4)Incorporated by reference, attached as an exhibit to our schedule 14A Information filed with the SEC on April 30, 1997, File No. 0-27560, and amended and attached as exhibit 4.6 to our Form S-8, filed on July 2, 1998, File 333-58403.

(5)Incorporated by reference, attached as an exhibit to our Schedule 14A Information filed with the SEC on April 15, 1998, File No. 0-27560.

(6)Incorporated by reference, attached an exhibit of the same number to our Amendment No. 1 to Form 10-QSB for the quarter ended June 30, 1998, filed with the SEC on August 24, 1998 (originally filed under cover of Form SE on August 14, 1998) File 0-27560.

(7)Incorporated by reference, attached as an exhibit of the same number to our Form 10-QSB for the quarter ending September 30, 1998, filed with the SEC on November 16, 1998, File 0-27560.

                                  SIGNATURES

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               ACT TELECONFERENCING, INC.


DATE:  November 9, 1999                        By: /s/ Gavin J. Thomson
                                                  ------------------------------
                                                   Gavin J. Thomson,
                                                   Chief Financial Officer
                                                   (Duly authorized officer and
                                                   Principal Financial Officer)

Index of Exhibits
All exhibits are filed electronically, unless incorporated by reference.

Exhibit No.       Description
3.1               Restated Articles of Incorporation of ACT April 15, 1996, as
                  amended October 18, 1999
3.2(2)            Bylaws of ACT, amended as of April 15, 1996
4.1(1)            Form of specimen certificate for Common Stock of ACT
10.1(1)           Stock Option Plan of 1991, as amended, authorizing 400,000 shares of Common Stock for issuance under the Plan
10.2(1)           Form of Stock Option Agreement
10.3(1)           Form of Common Stock Purchase Warrant
10.10(1)          Split Dollar Insurance Agreement dated March 1, 1990, between
                  ACT and Gerald D. Van Eeckhout
10.11(1)          Service Agreement dated April 10, 1992 between David Holden and ACT Teleconferencing Limited
10.19(4)          Stock Option Plan of 1996, as amended
10.20(5)          Employee Stock Purchase Plan
10.22(6)          Loan and Security Agreement dated March 31, 1998 and Form of stock purchase warrant with Sirrom Capital Corporation and
                  Equitas L.P.
10.23(6)          Loan Agreement with Key Bank, N.A.
10.24(7)          Lease Commitment and Warrant with R.C.C. Finance Group Ltd.
10.25(7)          Contract for the Supply of Conferencing Services Design
                  Development and Information signed July 14, 1998 between ACT
                  Teleconferencing Services, Inc. and Concert Global Networks
                  Limited
10.26(7)          Agreement for the Supply of Conferencing Services signed July
                  14, 1998 between ACT Teleconferencing Services, Inc. and
                  Concert Global Networks Limited
10.27(7)          Agreement for Videoconferencing Equipment and Services (GTE
                  Telephone Operating Companies) dated October 1, 1998
27.1              Financial Data Schedule

(1)Incorporated by reference, attached as an exhibit of the same number to our registration statement on Form SB-2, filed with the SEC on October 10, 1995, and amendments to our Form SB-2, File No. 33-97908-D.

(2)Incorporated by reference, attached as an exhibit of the same number to our Form 10-QSB for the quarter ended March 31, 1996, Filed with the SEC on May 15, 1996, File No. 0-27560.

(3)Incorporated by reference, attached as an exhibit of the same number to our Form S-8, filed with the SEC on July 2, 1998, File No. 0-27560.

(4)Incorporated by reference, attached as an exhibit to our schedule 14A Information filed with the SEC on April 30, 1997, File No. 0-27560, and amended and attached as exhibit 4.6 to our Form S-8, filed on July 2, 1998, File 333-58403.

(5)Incorporated by reference, attached as an exhibit to our Schedule 14A Information filed with the SEC on April 15, 1998, File No. 0-27560.

(6)Incorporated by reference, attached an exhibit of the same number to our Amendment No. 1 to Form 10-QSB for the quarter ended June 30, 1998, filed with the SEC on August 24, 1998 (originally filed under cover of Form SE on August 14, 1998) File 0-27560.

(7)Incorporated by reference, attached as an exhibit of the same number to our Form 10-QSB for the quarter ending September 30, 1998, filed with the SEC on November 16, 1998, File 0-27560.