Form 10KSB
period 1999-12-31
ACT TELECONFERENCING INC
filed 2000-03-09
CIK 918709

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-KSB

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the fiscal year ended             December 31, 1999
                                    --------------------------------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)
          For the transition period from __________to_________

                        Commission File Number 0-27560
                                               -------

                          ACT Teleconferencing, Inc.
--------------------------------------------------------------------------------
          (Name of small business issuer as specified in its charter)

Colorado                                     84-1132665
-------------------------------------------  -----------------------------------
(State or other jurisdiction of              (IRS Employer Identification No.)
 incorporation or organization)

1658 Cole Boulevard, Suite 130, Golden, CO   80401
-------------------------------------------  -----------------------------------
(Address of principle executive offices)     (Zip Code)

(303) 235-9000                               (303) 233-0895
-------------------------------------------  -----------------------------------
(Issuer's telephone number)                  (Issuer's facsimile number)


Securities registered under Section 12(b) of the Exchange Act:

Title of each class                Name of each exchange on which registered
None                               None
----------------------------       ---------------------------------------------

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

                        This report contains 51 pages.

     State issuer's revenues for its most recent fiscal year.   $28,328,791
                                                             ------------------

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. (See definition of affiliate Rule 12b-2 of the Exchange Act). Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated. The aggregate market value of the voting stock held by non-affiliates of the Company as of February 29, 2000 was: $57,459,120.
                                                           -----------
Assumptions: All directors are affiliates, and the following officers are affiliates: David Holden, Charles Stout, Gene Warren, Gavin Thomson, Thierry Bignet and Peter Eeles.

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

                  (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. Common Stock, no par value:
                                                   ---------------------------
4,797,686 shares as of January 31, 2000.
----------------------------------------

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

                     Documents incorporated by reference:

          Document                           Item(s) Into Which Incorporated
          --------                           -------------------------------
Proxy Statement to be used for the      Part III, Items 9 through 12 inclusive
Annual Meeting of Stockholders to be
held June 15, 2000 (the "Proxy
Statement") to be filed with the SEC
prior to May 15, 2000.


Transitional Small Business Disclosure Format (Check one):  Yes [ ]  No [X]

                          ACT Teleconferencing, Inc.

                                  Form 10-KSB

Table of Contents


PART I.                                                                   Page No.
                                                                          --------
     Item 1.         Business                                                    4
     Item 2.         Facilities                                                 15
     Item 3.         Legal proceedings                                          17
     Item 4.         Submission of matters to a vote of security holders        17


PART II.
     Item 5.         Market for registrants' common equity and related          17
                     stockholder matters
     Item 6.         Management's discussion and analysis of financial          19
                     condition and results of operations
     Item 7.         Financial statements and supplementary data                24
                     (see table of contents, page 24)
     Item 8.         Changes in and disagreements with accountants              41

PART III.
     Item 9.         Directors and executive officers of the registrant         41
     Item 10.        Executive compensation                                     42
     Item 11.        Security ownership of certain beneficial owners and        42
                     management
     Item 12.        Certain relationships and related transactions             42
     Item 13.        Exhibits and reports on Form 8-K                           43

Introductory Statement
----------------------

     This annual report on Form 10-KSB contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as may, will, should, expect, plan, intend, anticipate, believe, estimate, predict, potential or continue, the negative of such terms, or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. In evaluating these statements, you should specifically consider various factors, including the risks outlined in our former registration statements or future registration statements. These factors may cause our actual results to differ materially from any forward-looking statement.

     Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Moreover, we do not assume responsibility for the accuracy and completeness of the forward-looking statements. We are under no duty to update any of the forward-looking statements after the date of this annual report to conform such statements to actual results or to changes in our expectations.

Item 1.   Business
          --------

     ACT Teleconferencing Inc., a Colorado corporation formed in December 1989, is a leading full service provider of audio, video, data and Internet-based conferencing services to businesses and organizations in North America, Europe and Asia. Our conferencing services enable our clients to efficiently and cost effectively conduct electronic meetings by linking multiple participants in geographically dispersed locations.

     Industry sources estimate that the worldwide teleconferencing services market amounted to approximately $1 billion in 1999 and will grow to over $3.0 billion by 2004, representing a compounded annual growth rate of approximately 25 percent. This excludes growth in Internet-based conferencing services.

     Teleconferencing is now an essential business tool in bringing decision makers together more frequently, at lower cost, and with fewer scheduling conflicts than is possible with face-to-face meetings. Within our target markets of multinationals, professional firms, mid-size firms, and government agencies, our customers use teleconferencing as a high performance productivity tool to accelerate decision making, reduce travel costs, and improve teamwork. Members of project teams, consulting teams, and working groups spread across a country or the world can assemble through this medium more quickly and economically than in face-to-face meetings. Examples are board meetings, sales and marketing groups, training programs, investor presentations, press conferences, workshops, seminars, and any other form of business or professional meeting.

     Several key trends in today's business world, as well as ongoing developments in technology, are driving growth in the market for teleconferencing services:

     . Globalization and the resulting demand for additional business communication.
     . The need for accelerated decision making and the trend towards increased teamwork within companies.
     . Growth of the Internet as a viable medium for the efficient transport of large volumes of voice, video, and data.
     .    Enhancements to the overall quality of audio, video, and data conferencing.
     .    Reductions in cost of transmission and hardware.
     . Improved quality of life for participants in meetings who would otherwise need to spend additional time and effort traveling.
     .    Reduced travel budgets and enhanced communications for companies.

     Audio Conferencing Services Market. We derive our audio conferencing revenue from a fee for the bridging service which combines a few or several thousand telephone lines into one call while maintaining volume and clarity; the cost of long distance which we buy in bulk and resell; and enhanced services such as recording/replay or polling the opinions of conference participants.

     The latest available research of industry consultants, Frost & Sullivan, indicates that the North America market for all types of audioconferencing services was approximately $885 million in 1998, as measured by annual revenues. We estimate North America is approximately 80 percent of the total world market; accordingly, we estimate worldwide sales at over $1 billion. These figures include bridging and other enhanced audio conferencing services, but exclude long distance transmission charges. The major long distance companies accounted for approximately 80 percent of this market with the remaining 20 percent provided by independent companies such as ourselves. We expect the audio conferencing services market to continue growing at a compound rate of 20 to 25 percent annually through year 2005, which would result in an audio conferencing services market that exceeds $3 billion in sales in 2005. This does not include the expected development of the Internet-based services market.

     Video Conferencing Services Market. Frost & Sullivan estimated the United States video conferencing services market in 1998 at $200 million, excluding transmission charges and public room rental. The Frost & Sullivan report projects growth in the overall video conferencing market at a compound annual rate of approximately 16 percent to over $500 million in the year 2005.

     First introduced in the 1980s, video conferencing applications initially involved expensive systems in dedicated locations used primarily for group conferences. The introduction of affordable small group systems expanded the use of video conferencing. The growing base of users with in-house systems, combined with greater bandwidth now available through the integrated services digital network, or ISDN, will continue to drive increased usage as well as increased Internet usage generally.

     The appeal of videoconferencing is that it adds a person-to-person dimension that improves communications in a growing number of applications. Video is the preferred medium in certain industries. Examples of industry applications include law (witness depositions), medicine (diagnosis and treatment through telemedicine), manufacturing (determining production problems), pharmaceuticals (marketing focus groups, research, and collaboration) and education (distance learning discussions).

     Data Conferencing and Internet Telephony Services Market. According to International Data Corporation, a market research firm, the worldwide market for Internet telephony services is expected to grow by 108 percent from $480 million in 1999 to over $19 billion in 2004. By 2004, Internet telephony minutes could reach 135 billion for a compound annual growth rate from 1999 to 2004 of 119 percent. Currently, the Internet telephony market is dominated by consumer voice calling; however, we expect that adoption by business customers will follow improvements in quality and usability. This research also suggests that enhanced services such as messaging and conferencing could grow to approximately 25 percent of Internet telephony services revenue by 2001. Similarly, we anticipate significant growth in the amount of audio, video, and data conference calls that will be conducted over the Internet.

     Our next step in expanding Internet teleconferencing is to enable each Internet conference participant to participate in a two-way, interactive conference. Recent developments enable two-way voice transmissions to be made using Internet telephony. Initially, we envision Internet conferencing to be an added service rather than a replacement for our existing teleconferencing solutions in the near term, but we do see Internet-based services comprising an important percentage of the next generation of conferencing services. We are preparing for these potentially significant markets by:

     . Investing approximately $7 million over the next two years in the development of our Internet telephony conferencing capabilities and by developing the first full duplex Internet conferencing solution with Clarent Corporation. Our teleconferencing service, which is now in beta testing, will be accessible through Clarent's Internet telephony gateway technology. Clarent is a leading provider of the gateway required to convert Internet transmission of voice back onto circuit switching compatible teleconferencing bridges.
     . Investing in new bridging equipment capable of hosting data conferencing calls over the Internet and strengthening our video and data streaming service offerings.
     . Acquiring an Internet service provider in January 2000 to accelerate our introduction of data conferencing services over the Internet.

Our Strategy

     Our objective is to become the world's leading independent provider of global teleconferencing services. We believe we are presently the only independent global provider to offer customers the choice of fully attended or unattended audio, video, and data teleconferencing services from all of our 13 locations. Our strategy is to:

     . Develop a first-to-market Internet telephony conferencing solution. A significant portion of the global telecommunications infrastructure is expected to shift to the Internet over time. We intend to be first to market with an Internet telephony conferencing solution developed in conjunction with Clarent Corporation.
     . Capitalize on the global market for teleconferencing through a local presence. We use local operations centers staffed by country nationals. We operate in local time zones and provide local language services. We employ local management and staff to develop customer loyalty and improve local market penetration. Our network of local centers provides our multinational conference customers with knowledgeable and consistent service, regardless of the continent or time zone.
     . Develop and leverage our present distribution channels through major third-party outsource relationships. Our outsourcing arrangement with Concert and our co-marketing relationship with GTE allow us to concentrate on additional volume delivery to their major customers while they promote our conferencing services as part of an overall product portfolio. We intend to leverage these two major opportunities and seek similar arrangements with other telecommunications providers.
     . Pursue acquisitions. Having built the base of our teleconferencing platform in key markets worldwide, we are positioned to expand our infrastructure and obtain additional market size through acquisitions. We will consider acquisitions that increase our service offerings, expand our customer base, and broaden our geographic coverage. We will also utilize acquisitions to broaden our technical expertise and enlarge our pool of management talent.
     . Adapt and implement state of the art and best practices technology. Rather than invest in expensive research and development, we take advantage of technological advances by third-party vendors. We buy best-of-class equipment to deliver audio, video, and data conferencing over the public circuit-switched telephone network and through the Internet telephony gateway. This allows us to leverage high technology development efforts of third parties and provide our customers with reliable conventional teleconferencing as well as innovative voice over Internet conferencing applications.
     . Foster and maintain long-term relationships with our customers. We train our people to be passionate in the delivery of superior service through our proprietary customer care and service quality training programs. Our quality standards and solid customer relationships generate large amounts of repeat business and frequent referrals from satisfied clients. Our long-term relationships with our customers are enhanced by our extensive global operations and our broad range of services.

Our Services

     We are a single-source provider of audio, video, data, and Internet-based conferencing services that are designed to meet the growing teleconferencing needs of a broad range of customers across a diverse range of information-intensive businesses. We derive the large majority of our current revenue from audio conferencing (approximately 90 percent) with the remaining 10 percent from the rapidly growing video, data, and Internet-based conferencing sector. Although we expect audio conferencing to continue comprising the bulk of our revenues for the foreseeable future, we expect to generate a significant and growing proportion of our new business from enhanced services and from video, data, and Internet-based conferencing services.

     Audio Conferencing Services. Our ActionCallSM audio conferencing services include full service-attended conferencing, reservationless unattended conferencing, and a comprehensive suite of enhanced audio conferencing services. We generate revenues by charging clients a fee per minute for bridging, attendant call management, various value added enhanced services, and charges related to long distance transmission costs.

     In a full service-attended conference, our conference coordinators either will call each participant (a dial-out conference) or provide participants with a toll free or local number for them to call at a certain time (a dial-in conference). In an unattended conference, we provide the customer with a dial-in telephone number and a code to allow the customer to arrange its own conferences on our bridging equipment. We connect audio conference participants from their office, at home, at a project site, in their car, or on any mobile phone to a high quality conference call.

     Our enhanced audio conferencing services, which are available on request, include:
     .    Continuous monitoring and operator access.
     .    Security codes.
     .    Blast dial-out and redial if disconnected.
     .    Participant volume control and muting.
     .    Conference recording, cassettes, translation, and transcription.
     .    Network management and fault reporting.
     .    Broadcast faxes, pre-notification fax, email, and participant notification.
     . Question and answer and polling services for large investor relations calls.
     .    Customized billing.

     Video Conferencing Services. We offer our ActionViewSM video conferencing through our multipoint video bridging centers in Dallas, Paris, Amsterdam, and London, as well as through outsourced arrangements in Australia and Canada. Our offerings include full-service and advanced technical management features such as:

     .    Operator-controlled conferences.
     .    Continuous presence features
     .    Reservations and scheduling management.
     .    Room reservations.
     .    Video taping and cassettes.
     .    Multiple line speeds and voice-activated switching controls.
     .    Training, installation, and maintenance equipment.
     .    Video conferencing site certification.

     Our video bridging services enable us to provide video conferences from two to 48 locations. Although we can accommodate higher numbers by linking several video bridges, most video conferences, as a practical matter, involve three to ten locations. Technical features of our multipoint control units enable us to display all parties on one screen or select only certain parties as needed during a conference. Similar to a television interview, participants from two locations can be on screen while other locations are in a viewing-only mode.

     We generate revenues from video conferencing in the same manner as audio conferencing, but at higher per-minute rates. Recent decreases in per-minute rates for bridging and long distance transmission, driven by improved technology and competition among the long distance companies, have stimulated the market for video conferencing and are expected to continue to do so.

     Data and Internet Conferencing Services. An outgrowth of the Internet is the use of data conferencing to broadcast data for viewing by participants during an audio or video meeting. We enhance the audio or video conference by simultaneously transmitting data through our ActionDataSM suite of services over the Internet or a corporate intranet to personal computers of participants. While not interactive, Internet streaming broadcasts are especially useful in large conferences to enhance the audio or video interaction. These services enable:

     . Interactive audio or video conferences with simultaneous data streaming.
     . Collaborative revision of data by participants equipped with appropriate software.
     . Viewing of whiteboard illustrations, slide presentations, or drawings.

     Until the recent introduction of advanced Internet gateway technology that enables two-way or full duplex voice transmission at acceptable quality and reliability levels, Internet technology did not allow effective, high quality interactive conferencing, in comparison with the existing public-switched telephone network. While reasonable voice quality is available on internal intranet or virtual private networks for companies wishing to conduct only in-house conference calls, the development of gateway technology opens the market for us to begin providing high quality Internet telephony conferencing. We selected Clarent Corporation's technology in January 2000 in order to test, develop, and introduce the gateway and command center that will enable the delivery of a first-ever full duplex Internet telephony conferencing service.

     We will implement the new solution, which we will call Action VOIP, a voice over Internet protocol service, using our own combination of bridging equipment and software, initially with selected telecommunications companies as a beta test. We believe the potential market for Internet protocol telephony conferences is significant, but until these services are fully implemented and we can evaluate customer response, we cannot anticipate the degree it will impact our business.

     We expect increasing volumes of long distance to be carried over the Internet because it will cost less than the public-switched circuit network. We anticipate this development will stimulate the market for teleconferencing generally and for collaborative types of conferences that integrate voice, data, and video. Our existing data and Internet services will also continue to be provided in support of and as an adjunct to our conventional circuit-switched telephone network, rather than as a complete substitute for audio or video conferencing.

     Currently, we provide the following data and Internet-based services:
     . ActionCastSM--one-way audio streaming for up to 5,000 passive participants, for example, stockholders listening to analysts.
     .    ActionCastPlusSM--audio streaming plus a PowerPoint(R)
          presentation.
     .    ActionVideoSM--audio and video streaming over the Internet.
     .    ActionEmailSM--broadcast email services.
     .    WebRezSM--teleconference reservations accessed by Internet.
     .    ActionConnect--a web-based unattended conferencing service.

We will continue to provide these services as we roll out our Action VOIP conferencing service.

Service Quality and Customer Care

     We train all employees in the principles of customer care management, which include continual service quality monitoring and the development of positive relationships with clients. We pursue a philosophy of continual performance improvement, meaning we consistently measure our performance and endeavor to improve it.

     We actively monitor, analyze, and control all facets of a conference call, including reservation, call execution, billing, and follow up with customer satisfaction surveys. Formal independent industry statistics and surveys are not available; however, we consider our quality to be among the best in the industry.

     We also review our performance with our customers on a regular basis, continually set specific performance improvement goals, and modify our operations accordingly. Feedback from our customers indicates that these factors contribute to our high customer retention rate.

Sales and Marketing

     Over 60 percent of our annual growth results from additional demand by existing customers. Our sales and marketing strategy is based on two main tenets: we attract customers through multiple distribution channels and, once the relationship has been established, we cross sell multiple services throughout the organization.

     We attract our customers through direct and indirect sales efforts such as customer referrals, telemarketing, trade show promotions, and advertising. Our direct sales force focuses on multinational and mid-level accounts, but we also leverage outsourcing relationships with large telecommunications providers. Our range of service offerings allows us to cross sell our services once we have initially established an account.

     We have built a customer base of approximately 2,000 established accounts. Our records indicate that over 5,000 schedulers, administrative staff, and managers employed by these customers are responsible for requesting or arranging calls with us. These customers range from small manufacturing firms to Fortune 500 companies, and are exclusive of customers of Concert and GTE. Over 60 percent of our revenue is generated by 30 major multinational businesses that contact us through approximately 1,000 individual conference schedulers within those businesses.

     We have targeted the following customer groups for our conferencing services and applications:

     . Major multinational companies, investment banks, and professional services firms within the Fortune 1000 (global accounts). Selected global customers using our audio, video, data, or Internet conferencing services include Ernst & Young, Industrial Bank of Japan, BP Amoco, ABN Amro Bank, Philips Electronics, and KLM.
     . Medium-to-large-sized domestic companies, associations, and governmental organizations (midmarket or domestic accounts), such as the American Electronics Association, the State of Colorado, and a number of universities.
     . Customers of major telecommunications providers such as Concert and GTE, which we access through outsourcing and co-marketing arrangements (outsourced and co-marketing relationships).

     Global Accounts. Our global account managers based in New York, London, Amsterdam, and Paris are responsible for some 30 multinational accounts comprising 60 percent of our international business. We emphasize the home country or headquarters of these multinationals as a base for developing our global business. Each account manager deals with the customer's home country office or headquarters when negotiating global purchasing agreements.

     Midmarket Accounts. Our direct sales staff targets medium to large companies with a high volume of teleconferencing, as well as smaller companies with lower demand for our services. As in any business, purchasers of higher volume sales benefit from volume discounts. While we continue to promote sales to our global accounts, we seek situations in which we can provide competitively priced services to mid-sized companies at higher margins. Our direct sales effort manages each of our midmarket accounts through contacts with our customers' upper management and also with their administrative staff who are responsible for scheduling and travel budgets. Once we have become a repeat provider of services for a customer, we stress personal contact with the call organizers, conference chairpersons, and members of senior management within our customers' organizations.

     Outsourced and Co-Marketing Relationships. Outsourced and co-marketing relationships with major telecommunications companies are a relatively new development within our company. Our independence from other network providers allows us to serve their customers without concern that we would compete for their customers' other telecommunication business.

     . Concert. In 1998, we entered into an agreement with Concert Global Networks Limited, then a joint venture of British Telecommunications and MCI, to develop a global conferencing capability for use by Concert's customers worldwide. Concert designated us as its preferred supplier of international audio conferencing services to the worldwide Concert network because we are the only full service global provider that is independent of other major network providers. On January 1, 2000, Concert became the vehicle for an international joint venture between AT&T and British Telecom. Our initial services to Concert involved the delivery of services for Concert's internal conferencing. We are now phasing into the delivery of services to Concert's customers. Revenues from the Concert agreement will depend on usage and pricing.
     . INTERVU. In March 2000, we announced an agreement to work together with INTERVU, Inc., a leading provider of audio and video streaming over the Internet as one of our co-marketing partners. We expect definitive arrangements to be completed during the second quarter of 2000. Revenues will depend on usage and pricing.
     . GTE. In July 1999, GTE Corporation designated us as a major supplier of teleconferencing services to all subsidiaries and divisions of GTE, the only independent teleconferencing provider so designated by GTE. We will sell and cooperatively market our services directly to GTE's customers in conjunction with GTE on large volume telecommunications bids. Revenues from GTE customers will depend on usage and pricing.
     . Other Outsourcing and Co-Marketing Opportunities. We believe our role as an independent full-service teleconferencing provider will continue to drive our growth in this sector, because, while teleconferencing is an essential part of a telecommunications provider's portfolio of services, it can often be provided more effectively on an outsource basis. None of our outsource relationships are on an exclusive basis, and our revenues are dependent upon our delivery of good service at competitive prices to retain and grow business.

Intellectual Property

     We seek to protect our proprietary information and business practices as trade secrets. We have developed customized copyrighted software, which we consider proprietary, for our trading service and quality control functions, and have also developed in-depth technical know-how with respect to the operation of telecommunications equipment and the coordination of large volume conference calls. We require each of our employees to execute a nondisclosure agreement for the protection of our confidential information. We hold no patents.

     Our United Kingdom subsidiary has a British trademark for "CONFERCALL," and we own British trademarks for "ACT" and "ACTIONCALL," which we license to the United Kingdom subsidiary. "ACT Teleconferencing" is trademarked in the Benelux countries. "ACT" is not trademarked in the United States since a wide variety of companies use "ACT" in their corporate name or advertising. However, we believe we are the only enterprise currently using "ACT" in the teleconferencing industry. We claim a number of service marks that use "ACT" or "Action" in the mark. Nevertheless, other enterprises' common usage of "ACT" makes registered trademark protection prohibitively expensive.

Suppliers

     We are not dependent on any single carrier or supplier for any of the services we sell. We have negotiated volume discounts with our primary long-distance carriers, and believe we could negotiate similar arrangements at similarly competitive prices with one or more other carriers should our current carriers be unable to continue to provide service at competitive prices.

     The equipment we purchase for use in our operations is also available from a variety of suppliers, some of which compete in the teleconferencing services business. We have chosen to purchase most of our audio bridging equipment from Compunetix, a supplier based in Pittsburgh, Pennsylvania. According to Compunetix, it accounts for approximately 30 percent of the worldwide market for conferencing bridges. Compunetix is a supplier of conferencing platforms to U.S. government agencies such as NASA, the FAA emergency management platform, and the U.S. Department of Defense, as well as major telecommunications providers. We recently added Outreach Technologies, Spectel, and Clarent Corporation to our list of equipment suppliers.

Our Competition

     We compete with major long distance companies, independently owned teleconferencing companies, and in-house services such as company-operated bridges and private branch exchange equipment.

     The principal competitive factors in the teleconferencing market are service, quality, reliability, price, name recognition, and available capacity. The location of an operations center can also be a competitive factor, as a local presence will reduce transmission costs and reflect the language, accent, or business practices of local customers. In certain cities and countries, we have opened local sales offices to ensure that marketing is more personal and effective.

     Our competition comes from large companies such as AT&T, MCI Worldcom, Global Crossing, Sprint, British Telecom, Bell Canada, France Telecom, Deutsche Telekom, Telstra, Belgakom, and Hong Kong Tel. We also face competition from independent teleconferencing companies similar to us, including Premiere Technologies, Intercall, Vialog, and Genesys. In the United States, we may also face additional competition from the regional carriers which, under the Telecommunications Act of 1996, will be allowed to provide long distance services nationwide under certain conditions and whose long distance customers would expect access to teleconferencing services. This may become an additional opportunity for us, as certain regional bell carriers may choose to outsource their customers' needs to independent teleconferencing providers.

     Despite their large share of the teleconferencing services market, teleconferencing is not a primary focus of the major long distance carriers. We have been able to compete with the conferencing divisions of the long distance companies on the basis of quality of service for the large volume business of prestigious companies such as investment banks, accounting and consulting firms, and law firms. Excess long-distance line capacity enables the long distance companies to offer discounted prices to high-volume conferencing customers, but they generally charge higher prices to smaller and medium volume customers. This creates a pricing structure that enables us and others to compete on a price-and-service basis for the teleconferencing business of the medium and smaller businesses.

     There are few regulatory barriers in the countries in which we operate, but new entrants into the teleconferencing business will face various economic barriers. The complex planning, installation, and operation of a global teleconferencing platform involving multiple facilities and office locations such as ours, together with the implementation of network technology and coordination of operations, would likely take extensive funding to replicate.

     Although there are companies that own and operate their own conferencing bridges, many companies prefer to outsource their teleconferencing service, since the cost of acquiring, maintaining, and scheduling a bridge on a dedicated basis for irregular conference calling usually outweighs the benefits. Technology is available to enhance private branch exchange capability (usually up to six calls), but private branch exchange-handled conference calls typically have poor sound quality and each additional line weakens the overall sound volume. Additional competition may also develop from more sophisticated telephone sets and other centralized switching devices. These alternative techniques may enable our customers to conduct some of their own conferences although we believe they will continue to outsource their larger conferences, particularly if their distance meetings require a collaboration of audio, video, data, and Internet conferencing techniques.

Regulation

     Although the telecommunications industry has been subject to extensive regulation, government regulation or licensing has no material impact on the delivery of teleconferencing services in the countries where we now conduct our business.

Employees

     As of December 31, 1999, we had a total of 287 employees worldwide. Of these, 262 were full time and 25 were part time. There were 133 employees North American operations; 117 in our European operations, and 37 in our Asia Pacific operations. Of the 287 total worldwide employees, 160 were in teleconferencing operations, 66 were in sales and marketing, and 61 were in management and administration. Our entry into Internet conferencing eventually will require new employees, but we expect the initial growth in the number of employees to be gradual. We do not anticipate any material change in the number of employees in the near future.

Item 2.   Facilities
          ----------

     Our development of local facilities serves the dual purpose of providing local language, local currency, and local time zone services to the areas served by each operations center, as well as backup and overflow capacity among other centers in the event all or part of a conference needs to be rerouted from an operations center at full capacity.

     We currently lease office and operations space at our locations in Denver, Holmdel, Dallas, Toronto, Ottawa, London, Amsterdam, Brussels, Paris, Frankfurt, Sydney, Adelaide, and Hong Kong, which we have listed in the table below.

                                                                            Year
          Location          Country              Description             Established
       -------------------------------------------------------------------------------
       Denver            United States      Sales and operations           1990
       -------------------------------------------------------------------------------
       London            United Kingdom     Sales and operations           1992
       -------------------------------------------------------------------------------
       Amsterdam         Netherlands        Sales and operations           1995
       -------------------------------------------------------------------------------
       Brussels          Belgium            Sales office                   1998
       -------------------------------------------------------------------------------
       Sydney            Australia          Sales and operations           1997
       -------------------------------------------------------------------------------
       Holmdel           United States      Sales and operations           1997
       -------------------------------------------------------------------------------
       Paris             France             Sales and operations           1997
       -------------------------------------------------------------------------------
       Ottawa            Canada             Sales and operations           1998
       -------------------------------------------------------------------------------
       Toronto           Canada             Sales and operations           1998
       -------------------------------------------------------------------------------
       Frankfurt         Germany            Sales office                   1998
       -------------------------------------------------------------------------------
       Adelaide          Australia          Sales and operations           1999
       -------------------------------------------------------------------------------
       Dallas            United States      Sales and operations           1999
       -------------------------------------------------------------------------------
       Hong Kong         China              Sales and operations           1999
       -------------------------------------------------------------------------------

     All operations are in office locations close to the city center or in nearby suburbs. These leases expire or are renegotiable within the next five years and are adequate for our expansion plans. Forward lease commitments are not significant in relation to total ongoing operating expenses and all lease costs are consistent with generally available market rentals. We believe we could obtain comparable facilities at similar market rates if necessary.

     Our operations centers provide us with a high degree of redundancy. We can reroute most of our conferences to other centers if necessary. By networking our operations centers in different time zones, we use idle evening and nighttime capacity in one center to fulfill daytime demand at another center.

     Each of our operations centers includes at least one audio or video bridge. Our capacity is measured in ports, with one port needed for each conference participant. Our audio conferencing call centers operate more than 3,000 ports worldwide. This enables us to handle conferences of varying sizes by linking the port capacity of our operation centers together. Although we can network our ports to handle 1,000 or more participants and have handled conferences of this size, the low demand for such a large conference and the logistics of handling multiple conferences during the business day make it unlikely that large conferences will exceed 500 participants. Weekday mornings and early afternoons are peak conferencing times. Our video conferencing capacity includes over 300 ports operated from Dallas, London, Paris, and Amsterdam. Our data conferencing capacity includes 96 ports operated from four bridges--two in the United States, one in Canada, and one in Australia. We outsource our overflow to other teleconferencing companies in the event we have temporary capacity limitations. We also provide outsourced services to certain of our competitors when they have similar capacity constraints.

Item 3.  Legal proceedings
         -----------------

We are not involved in any material legal proceedings.

Item 4.  Submission of matters to a vote of security holders
         ---------------------------------------------------

During the fourth quarter of its fiscal year ended December 31, 1999, we did not submit any matter to a vote of security holders.

PART II

Item 5.  Market for common equity and related stockholder matters
         --------------------------------------------------------

Our common shares have been traded on the Nasdaq SmallCap Market under the symbol ACTT since March 11, 1996. For the period from January 1, 1997 through December 31, 1999 the high and low closing sales prices for our common stock for each quarter as reported by NASDAQ were:

                          Price Range of Common Stock

                                                                              High        Low
                                                                             ------      -----
          Fiscal year ended December 31, 1997
               First Quarter .............................................   $5.00       $2.88
               Second Quarter ............................................    7.50        4.99
               Third Quarter .............................................   13.05        8.25
               Fourth Quarter ............................................    9.13        4.50

          Fiscal year ended December 31, 1998
               First Quarter .............................................   10.00        5.88
               Second Quarter ............................................    1.63        8.00
               Third Quarter .............................................   10.63        6.50
               Fourth Quarter ............................................    7.25        5.25

          Fiscal year ended December 31, 1999
               First Quarter .............................................    5.63        4.63
               Second Quarter ............................................    6.63        4.00
               Third Quarter .............................................    9.63        5.00
               Fourth Quarter ............................................    9.00        6.00

     On March 1, 2000, the last reported sale price of our common stock was $14.63 per share, and we had approximately 1,300 stockholders.

Stockholders.  As of December 31, 1999 we had approximately 150 common
------------
stockholders of record and an estimated 1,000 additional beneficial holders whose stock was held in street name by brokerage houses for a total of 1,150 stockholders.

Dividends.  We have never paid any dividends on our common stock or preferred
---------
stock and expect for the foreseeable future to retain all of our earnings from operations for use in expanding and developing our business. Any future decision as to the payment of dividends will be at the discretion of our board of directors and will depend upon our earnings, financial position, capital requirements, plans for expansion, existing loan covenants, and such other factors as the board of directors deems relevant.

Sales of Unregistered Securities.
--------------------------------

     We have issued and sold unregistered securities that have not been previously reported as set forth below. We did not utilize an underwriter in any of these transactions. The recipients of securities in each transaction represented their intention to acquire the securities without a view to the distribution. All the issued securities were restricted securities under Rule 144 and appropriate restrictive legends were affixed to the securities in each transaction.

     On April 1, 1999, we issued 12,000 shares of common stock and warrants to purchase 25,000 shares of common stock to the Adizes Institute in consideration for consulting services. The warrants are exercisable at $7.00 and expire on April 1, 2002. These securities were issued in a transaction exempt from registration under the Securities Act of 1933 in reliance on Sections 4(2) and 4(6) of the Securities Act of 1933.

     On July 1, 1999, we issued warrants to purchase 50,000 shares of common stock to John Pfeiffer in consideration for corporate communications services provided to us. The warrants are exercisable at $5.00 per share and expire on July 1, 2003. These securities were issued in a transaction exempt from registration under the Securities Act of 1933 in reliance on Sections 4(2) and 4(6) of the Securities Act of 1933.

     On July 31, 1999, we issued a two-year convertible note to Compunetix, Inc. in the amount of $500,000 bearing interest at 9 percent, payable on July 31, 2001. This note will convert into 71,429 restricted shares of common stock at the option of the holder, if it is not repaid by July 31, 2001. These securities were issued in a transaction exempt from registration under the Securities Act of 1933 in reliance on Sections 4(2) and 4(6) of the Securities Act of 1933.

     On October 19, 1999, we issued 2,000 shares of Series A preferred stock to GMN Investors II, L.P. for $2,000,000. The issuance of Series A was accompanied by warrants to purchase 400,000 shares of common stock at $7.00 per share. The warrants expire on October 19, 2006. These securities were issued in a transaction exempt from registration under the Securities Act of 1933 in reliance on Sections 4(2) and 4(6) of the Securities Act of 1933 and Rule 506 thereunder.

     On October 19, 1999, we issued warrants to purchase 20,000 shares of common stock to Bathgate McColley Capital Group in consideration for services rendered to us in identifying GMN Investors II, L.P. as an investor in 2,000 shares of Series A preferred stock. The warrants are exercisable at $7.00 and expire on October 19, 2006. These securities were issued in a transaction exempt from registration under the Securities Act of 1933 in reliance on Sections 4(2) and 4(6) of the Securities Act of 1933.

     On January 1, 2000, we acquired the 20 percent minority interest of our Australian subsidiary, ACT Teleconferencing (Pty) Ltd. for $65,000 cash and 50,000 shares of our common stock from its managing director. These securities were issued in a transaction exempt from registration under the Securities Act of 1933 in reliance on Section 4(2) of the Securities Act of 1933.

Item 6.  Management's discussion and analysis of financial condition and results
         -----------------------------------------------------------------------
         of operations
         -------------

Overview

General. We are a full-service provider of audio, video, data and Internet-based teleconferencing services to businesses and organizations in North America, Europe and Asia. Our conferencing services enable our clients to cost-effectively conduct remote meetings by linking participants in geographically dispersed locations. We have 11 operations centers and 13 sales offices in 9 countries. Our primary focus is to provide high value added conferencing services to organizations such as accounting firms, consulting firms, investment banks, high tech companies, law firms, investor relations firms, and other multinational companies.

We were incorporated in December 1989 and began offering audio teleconferencing services at our Denver location in January 1990. In 1992 we invested in an audio teleconferencing facility in the United Kingdom and in 1995 we invested in a similar operation in the Netherlands. In 1997 we announced a major international capacity expansion plan intended to grow the company from its then 3 locations in 3 countries (United States, United Kingdom and Netherlands) to the current 13 offices in 9 countries offering a full range of audio, video, and internet-based data conferencing services. The rationale for this expansion plan is the rapidly growing market for teleconferencing services worldwide, the expansion of Internet-based conferencing services, and an increasing demand for additional services by certain of our multi-national clients.

We completed our capacity expansion in 1999, after successful entry into the markets of Canada, France, Belgium, Germany, Australia and Hong Kong. During 1999 we also entered the rapidly growing field of Internet-based teleconferencing products and applications. We now offer data conferencing services in-house, and offer audio, video and data streaming applications over the Internet to our clients with a nationally recognized provider of broadcast streaming products.

During 1999, our operating performance improved significantly. We were assisted by large volume increases in all the countries in which we have operations but especially in the United States, which grew conference call volumes by over 100%. As a consequence, net income improved by over $2 million.

The following table shows revenues by major product sector over the past 3 years:

($000)                                                              1999              1998              1997
                                                                  -------           -------           -------
Conferencing Services
   Audio conferencing services                                    $25,133           $14,627           $ 9,493
   Video, data and Internet-based services                          1,717             1,296               561
                                                                  -------           -------           -------

                                                                   26,850            15,923            10,054
   Growth Rates %                                                      69%               58%               69%
Equipment Sales
   Video conferencing equipment                                     1,479             3,087               180
                                                                  -------------------------------------------
Total                                                             $28,329           $19,010           $10,234
                                                                  ===========================================
     Growth Rates %                                                    49%               86%               65%

Components of Major Revenue and Expense Items

Revenues. We earn revenues from fees charged to clients for audio, video, data and Internet-based teleconference bridging services, from charges for enhanced services, and from rebilling certain long-distance telephone costs. We also earn revenues from video equipment sales.

Cost of Sales. Cost of sales consists of telephony costs, depreciation on our teleconferencing bridges and telecommunications equipment, equipment product costs, operator and operations management salaries and office expenses for operations staff.

Selling, General, and Administration expense. Selling, general, and administration expense consist of salaries, benefits, and office expenses of our selling and administrative organizations.

Cost as a percentage of sales
The following table outlines certain items in our income statement as a percentage of sales for each of the last three years:

                                                                        Years Ended December 31
                                                            1999                1998                1997
--------------------------------------------------------------------------------------------------------
Sales                                                       100%                100%                100%
Cost of sales                                               (52)                (57)                (46)
                                                     --------------------------------------------------
Gross profit                                                 48                  43                  54
Selling, general and administrative expense                 (43)                (48)                (52)
                                                     --------------------------------------------------
Operating income                                              5                  (5)                  2
Interest expense                                             (3)                 (3)                 (1)
                                                     --------------------------------------------------
Net income before taxes and minority interest                 2                  (8)                  1
Minority interest and income taxes                           (2)                 (3)                 (5)
                                                     --------------------------------------------------
Net income (loss)                                             -                 (11)                 (4)
                                                     ==================================================

Results of Operations

Fiscal Year Ended December 31, 1999, compared to Fiscal Year Ended December 31, 1998

Net Revenues. Net revenues increased 49% to $28.3 million for the year ended December 31, 1999, compared to $19 million for 1998. The 49% revenue growth resulted from an increase in sales to established customers as well as from sales to new customers. Audio conferencing revenues grew by 72% while video, data, Internet and other enhanced conferencing services grew by 32%. Audio conferencing accounted for 89% and 77% of our revenues in 1999 and 1998, respectively. During 1999 we scaled back the sales of video equipment due to low margins in that sector, with the result that video equipment sales accounted for 5% of total revenues in 1999, a reduction of 52%.

Gross Profit. Gross profit increased 67% to $13.5 million for the year ended December 31, 1999, compared to $8.1 million for the prior year, reflecting the achievement of significant economies of scale associated with volume increases in all service sector categories. Gross profit percentage increased to 48% of net revenues for the year ended December 31, 1999, compared to 43% of net revenues for 1998.

Selling, General and Administrative Expense. Selling, general, and administrative expenses for the year ended December 31, 1999 were $11.9 million, or 42% of revenue, compared to $9.1 million or 48% of revenue for 1998. The 32% increase in such expenses was incurred mainly as a result of the increase in selling, general and administrative staff in new operations as well as marketing expenses incurred to introduce new products and services associated with Internet-based and other high-speed digital conferencing products.

Interest Expense. Net interest expense grew by 59% from $532,322 to $848,013, reflecting the 44% growth in our total asset base from $15.3 million at December 31, 1998 to $22.1 million at December 31, 1999. Although long-term debt held relatively steady, $3.9 million in 1998 compared to $3.8 million in 1999, short-term debt grew by over $1.6 million, mainly as a result of the extension of a $1.0 million supplier line of credit. This line was opened in order to finance our audio, video and data bridging capacity expansion worldwide.

Taxes on Income. Taxes on income increased 3% to $414,866 for the year ended December 31, 1999, compared to $401,762 for 1998, due to increased taxable income earned by our 60% majority-owned United Kingdom subsidiary. We paid no other income taxes due to domestic and international tax loss carry-forwards of approximately $8.0 million.

Minority Interest. Minority interest grew by 3% from $189,895 in 1998 to $194,967 in 1999, primarily reflecting lower growth in net after-tax income of our 60% held United Kingdom subsidiary.

Net Income. Net income for the year was $81,425, or $0.01 per share, and increased by $2,198,550, or $0.59 per share over the previous year loss of $2,117,125 or $0.58 per share, mainly due to the ongoing revenue growth, higher gross margins and increased economies of scale noted above.

Fiscal Year Ended December 31, 1998, compared to Fiscal Year Ended December 31, 1997

Net Revenues. Net revenues increased 86% to $19 million for the year ended December 31, 1998, compared to $10.2 million for 1997. As in 1997, revenue growth resulted from increased service business to established customers and increased revenues from higher priced enhanced services as well as from sales to new customers. During the year ended December 31, 1998, audio conferencing operations accounted for 77% of net revenues in 1998 compared to 93% in 1997, and grew by 54%. Video and data conferencing grew by 131% accounting for 7% of revenue in 1998 compared to 5% in 1997. Video equipment sales grew approximately $3 million accounting for 16% of revenue in 1998 compared to 2% in 1997.

Gross Profit. Gross profit increased 48% to $8.1 million for the year ended December 31, 1998, compared to $5.5 million for the prior year, reflecting mainly volume increases in sales of teleconferencing services. Gross profit percentage declined to 43% of net revenues for the year ended December 31, 1998, compared to 54% of net revenues for 1997, reflecting cost inefficiencies due to the expansion of new operations in additional locations as well as the impact of low margin video equipment sales.

Selling, General and Administrative Expense. Selling, general, and administrative expense for the year ended December 31, 1998 were $9.1 million, or 48% of revenue, compared to $5.3 million or 52% of revenue for 1997. The 72% increase in such expense reflected the additional investment in the start up of new international business units.

Interest Expense. Interest expense grew 435% from $99,496 to $532,322, reflecting mainly the interest on a $2.5 million subordinated financing taken out to fund the investment in international business units. This financing bears interest at a rate of 13.5%. Interest expense also grew as a result of additional capital leases and various bank loans taken out to finance our international expansion.

Taxes on Income. Taxes on income increased 20.8% to $401,762 for the year ended December 31, 1998, compared to $332,566 for 1997, due to taxable income earned by our 60% majority-owned United Kingdom subsidiary. We paid no other income taxes due to current year and carryforward losses.

Minority Interest. Minority interest declined by 6% from $202,469 in 1997 to $189,895 in 1998. The decline in minority interest reflects the reduced after-tax share of net income earned by our minority investment partners, principally in our 60% held United Kingdom subsidiary, as well as the entry into certain loss-making international operations partially owned by minority investors.

Net Loss. Net Income declined by $1.7 million from a loss of $436,803 or $0.14 per share, to a loss of $2.1 million or $0.58 per share, reflecting mainly the cost of our international expansion into various countries around the world.

Liquidity and Capital Resources

As of December 31, 1999, we had approximately $1.5 million of cash and cash equivalents. We will require additional cash to finance our ongoing revenue growth, major capacity expansions and new product introductions.

Net cash used in operating activities for the year ended December 31, 1999 was $1 million, $242,000 in 1998 and $362,000 in 1997. Net cash used in operating activities in 1998 and 1997 consisted primarily of increases in accounts receivable and other assets, partially offset by increases in accounts payable and accrued expenses. In 1999 net cash used in operating activities consisted primarily of an increase in accounts receivable and reductions in accounts payable and accrued expenses.

Net cash used in investing activities consisted of additions to telecommunications and bridging equipment. Net cash used in investing activities was $4.6 million for 1999, $5.5 million in 1998 and $1.8 million in 1997 reflecting our expansion into various countries as well as major capacity expansions in North America.

Net cash provided by financing activities was $6.8 million in 1999, $5.7 million in 1998 and $1.9 million in 1997 and was achieved via a combination of additional common stock issued, warrant conversions, and the utilization of various lines of subordinated debt, interest bearing supplier credit and bank credit. Additionally in 1999 the company issued preferred stock to help finance expansion.

We anticipate that our available funds are sufficient to meet our needs for working capital and capital expenditures in the near term. We may need to raise additional funds if, for example, we pursue additional acquisitions, undertake new product developments or experience operating losses that exceed our expectations. If we raise additional funds through the issuance of equity, or equity-related or debt securities, these securities may have rights, preferences or privileges senior to those of the rights or our common stock and our stockholders may experience additional dilution. We cannot be certain that additional financing will be available to us on favorable terms when required, or at all.

Year 2000 Compliance

Impact of Year 2000
-------------------

In prior years, the Company discussed the nature and progress of its plans to become Year 2000 ready. In late 1999, the Company completed its remediation and testing of systems. As a result of those planning and implementation efforts, the Company experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. The Company expensed approximately $150,000 during 1999 in connection with remediating its systems. The Company is not aware of any material problems resulting from Year 2000 issues, either with its products, internal systems, or the products and services of third parties. The Company will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

Item 7.  Financial statements and supplementary data
         -------------------------------------------


                                   Contents

Report of Independent Auditors.........................................      25
Consolidated Balance Sheets............................................      26
Consolidated Statements of Operations..................................      27
Consolidated Statements of Shareholders' Equity........................      28
Consolidated Statements of Cash Flows..................................      29
Notes to Consolidated Financial Statements.............................   30-41

                        Report of Independent Auditors



The Board of Directors and Shareholders
ACT Teleconferencing, Inc.

We have audited the accompanying consolidated balance sheets of ACT Teleconferencing, Inc. as of December 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ACT Teleconferencing, Inc. at December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.



                                                   ERNST & YOUNG LLP

Denver, Colorado
February 8, 2000

                        PART I -- FINANCIAL INFORMATION
                                  ---------------------

Item 1. FINANCIAL STATEMENTS

                          ACT Teleconferencing, Inc.
                          Consolidated Balance Sheets

                                                                                             December 31,
                                                                                       1999               1998
                                                                                  -------------------------------
Assets
Current Assets:
   Cash and cash equivalents                                                      $  1,532,551        $   369,407
   Accounts receivable (net of allowance for doubtful accounts
     of $153,677and $32,644 in 1999 and 1998 respectively)                           6,606,641          4,295,216
   Prepaid expenses                                                                    847,021            571,597
   Inventory                                                                           129,519            269,796
                                                                                  -------------------------------
   Total current assets                                                              9,115,732          5,506,016

Equipment:
  Telecommunications equipment                                                       8,254,966          5,840,969
  Office equipment                                                                   6,383,765          4,205,347
  Less:  accumulated depreciation                                                   (3,363,484)        (1,969,428)
                                                                                  -------------------------------
  Total equipment - net                                                             11,275,247          8,076,888

Other Assets:
  Goodwill (net of accumulated amortization of $247,980 and
   $136,340 in 1999 and 1998 respectively)                                           1,456,944          1,537,321
  Deferred loan placement fees                                                         250,420            205,975
                                                                                  -------------------------------
Total assets                                                                      $ 22,098,343        $15,326,200
                                                                                  ===============================

Liabilities and shareholders' equity Current liabilities:
  Current portion of debt                                                         $  2,313,454        $   686,691
  Accounts payable                                                                   2,541,822          2,935,331
  Accrued liabilities                                                                1,492,382          1,814,877
  Capital lease obligations due in one year                                            609,076          1,111,126
  Income taxes payable                                                                 589,666            215,895
                                                                                  -------------------------------
  Total current liabilities                                                          7,546,400          6,763,920

Long-term debt                                                                       3,778,614          3,940,867

Capital lease obligations due after one year                                         1,223,795          1,008,184

Preferred stock, no par value, 1,000,000 shares authorized;
2,000 issued (net of deferred placement cost of $306,994)                            1,693,006                  -

Deferred income taxes (United Kingdom)                                                 320,112            302,145

Minority interest                                                                      967,559            806,519

Shareholders' equity:
  Common stock, no par value; 10,000,000 shares authorized
     4,595,947 and 3,755,633 shares issued and outstanding
     in 1999 and 1998 respectively                                                  11,378,103          7,463,931
  Additional paid in capital                                                            99,900                  -
  Accumulated deficit                                                               (4,809,176)        (4,846,194)
  Accumulated other comprehensive loss                                                 (99,970)          (113,172)
                                                                                  -------------------------------
  Total Shareholders' equity                                                         6,568,857          2,504,565
                                                                                  -------------------------------
Total liabilities and shareholders' equity                                        $ 22,098,343        $15,326,200
                                                                                  -------------------------------

                          ACT Teleconferencing, Inc.
                     Consolidated Statements of Operations

                                                                                 Year Ended December 31,
                                                                     1999                  1998                 1997
                                                                 ------------          ------------        ------------
Net revenues                                                     $ 28,328,791          $ 19,009,645        $ 10,234,403

Cost of Services                                                  (14,797,606)          (10,881,556)         (4,727,236)
                                                                 ------------          ------------        ------------
Gross Profit                                                       13,531,185             8,128,089           5,507,167

Selling, general and administration expense                       (11,991,914)           (9,121,235)         (5,309,444)
                                                                 ------------          ------------        ------------
Operating Income                                                    1,539,271              (993,146)            197,723

Interest expense                                                     (848,013)             (532,322)            (99,496)
                                                                 ------------          ------------        ------------
Income (loss) before income taxes and minority interest               691,258            (1,525,468)             98,227

Provision for income taxes                                           (414,866)             (401,762)           (332,566)
                                                                 ------------          ------------        ------------
Income (loss) before minority interest                                276,392            (1,927,230)           (234,339)

Minority interest in earnings of consolidated subdsidiary            (194,967)             (189,895)           (202,469)
                                                                 ------------           -----------        ------------
Net income (loss)                                                $     81,425          $ (2,117,125)       $   (436,808)
                                                                 ============          ============        ============
Net income (loss) per share-basic and fully diluted              $       0.01          $      (0.58)       $      (0.14)
                                                                 ============          ============        ============
Weighted average number of shares outstanding-basic                 4,393,963             3,647,188           3,204,747
                                                                 ============          ============        ============
Weighted average number of shares outstanding-fully diluted         4,655,501                     -                   -
                                                                 ============          ============        ============

See notes to consolidated financial statement

                          ACT Teleconferencing, Inc.
                Consolidated Statements of Shareholders' Equity

           Common Stock

                                                                                                     Accumulated
                                                                                                        other
                                               Common Stock                         Accumulated    comprehensive
                                                  Shares              Value           Deficit       income (loss)           Total
                                             ------------------------------------------------------------------------------------
Balance at December 31, 1996                     2,939,930        $ 4,022,671      $ (2,292,261)        $ 37,547      $ 1,767,957
Employee stock option exercise                      43,500             52,000                                              52,000
Shares issued in connection with
  exercise of warrants                             514,950          1,520,834                                           1,520,834
Share issuance as fee to warrant
  placement agent                                   33,000            115,500                                             115,500
Shares issued for acquisitions                      81,378            447,579                                             447,579
Comprehensive loss
  Net loss                                                                             (436,808)                         (436,808)
  Other comprehensive loss, net of tax
  Foreign currency translation adjustment                                                                (89,129)         (89,129)
Total comprehensive loss                                                                                              $  (525,937)
                                                                                                                      -----------
Balance at December 31, 1997                     3,612,758        $ 6,158,584      $ (2,729,069)        $(51,582)     $ 3,377,933
                                             ------------------------------------------------------------------------------------
Shares issued in connection with
  exercise of  warrants                             26,893            136,000                                             136,000
Employee stock option exercise                       2,000              6,000                                               6,000
Issue of  warrants in lieu of interest                                486,521                                             486,521
Shares issued for acquisitions                     113,982            676,826                                             676,826
Comprehensive loss
  Net loss                                                                           (2,117,125)                       (2,117,125)
  Other comprehensive loss, net of tax
   Foreign currency translation
   adjustment, net of tax                                                                                (61,590)         (61,590)
                                                                                                                      -----------
Total comprehensive loss                                                                                              $(2,178,715)
                                             ------------------------------------------------------------------------------------
Balance at December 31, 1998                     3,755,633        $ 7,463,931      $ (4,846,194)      $ (113,172)     $ 2,504,565
Shares issued in connection with
  exercise of warrants                             562,654          2,619,890                                           2,619,890
Issuance of private placement shares               109,912            592,505                                             592,505
Shares issued in connection with
  the employee stock purchase plan                  12,304             50,990                                              50,990
Shares issued as payment for
  consulting fees                                   30,500             84,591                                              84,591
Employee stock option exercise                       4,500             12,660                                              12,660
Exercise of unit purchase option                   120,444            553,537                                             553,537
Additional paid in capital-warrant issue                               99,900                                              99,900
  Preferred dividend                                                                    (44,407)                          (44,407)
Comprehensive income
  Net Income                                                                             81,425                            81,425
  Other comprehensive loss, net of tax
   Foreign currency translation                                                                           13,202           13,202
                                                                                                                      -----------
Total comprehensive income                                                                                               $ 94,627
                                             ------------------------------------------------------------------------------------
Balance at December 31, 1999                     4,595,947        $11,478,003      $ (4,809,176)        $(99,970)     $ 6,568,857
                                             ------------------------------------------------------------------------------------

                           ACT Teleconferencing, Inc
                     Consolidated Statements of Cash Flow

                                                                                              Year ended December 31,
                                                                                 1999                1998                 1997
                                                                             -----------         ------------         -----------
Operating activities
Net income (loss)                                                            $    81,425         $ (2,117,125)        $  (436,808)
Adjustments to reconcile net income (loss) to net cash used
    for operating activities:
    Depreciation                                                               1,394,056              874,489             358,382
    Amortization of goodwill                                                      80,377               57,920              18,054
    Deferred income tax                                                           17,967              184,691              76,416
    Minority interest                                                            161,040              199,275             202,469
                                                                             -----------         ------------         -----------
    Cash flow before changes in operating assets and liabilities:              1,734,865             (800,750)            218,513

Changes in operating assets and liabilities (Net of effect of business combinations):
    Accounts receivable                                                       (2,287,387)          (1,324,560)         (1,310,000)
    Inventory                                                                    140,277             (133,680)             73,276
    Prepaid expenses and other assets                                           (275,424)            (364,794)           (124,612)
    Accounts payable                                                            (425,438)           1,471,474             288,217
    Income tax payable                                                           373,771              (84,506)            136,243
    Accrued liabilities                                                         (322,495)             994,452             356,356
                                                                             -----------         ------------         -----------
Net cash used for operating activities                                        (1,061,831)            (242,364)           (362,007)

Investing activities
Property and equipment purchases                                              (4,592,415)          (5,268,971)         (1,618,359)
Short term notes redeemed                                                        (24,037)              11,776             (26,739)
Sale of marketable securities                                                          -               50,000                   -
Cash paid for acquisitions net of cash acquired                                        -             (249,298)           (101,257)
                                                                             -----------         ------------         -----------
Net cash used for investing activities                                        (4,616,452)          (5,456,493)         (1,746,355)

Financing activities
Net proceeds from the issuance of debt                                         1,178,071            5,255,875             258,985
Net proceeds from issuance of common stock                                     4,014,072              628,521           1,688,334
Net proceeds from issuance of preferred stock                                  1,680,526
Deferred loan issuance costs                                                     (44,445)            (205,975)                  -
                                                                             -----------         ------------         -----------
Net cash provided by financing activities                                      6,828,224            5,678,421           1,947,319

Effect of exchange rate changes on cash                                           13,202              (61,590)             (9,265)
                                                                             -----------         ------------         -----------
Net increase (decrease) in cash and cash equivalents                           1,163,143              (82,026)           (170,308)

Cash and cash equivalents, beginning of year                                     369,408              451,434             621,742
                                                                             -----------         ------------         -----------
Cash and cash equivalents, end of year                                       $ 1,532,551         $  369,408           $   451,434
                                                                             -----------         ------------         -----------

                          ACT Teleconferencing, Inc.
                  Notes to Consolidated Financial Statements

                          December 31, 1999 and 1998


1. Organization and Significant Accounting Policies

Business

ACT Teleconferencing, Inc. (the Company) is engaged in the business of providing high quality audio, video and data conferencing products and services to business clients worldwide. The Company operates principally in the United States, Canada, the United Kingdom, France, the Netherlands, Belgium, Germany, Australia and Hong Kong.

Basis of Presentation

The consolidated financial statements include the accounts of ACT Teleconferencing, Inc, its wholly-owned domestic and worldwide subsidiaries ACT Teleconferencing Services Inc, ACT VideoConferencing Inc, ACT Research Inc, ACT Teleconferencing Canada Inc, ACT Teleconferencing Limited (United Kingdom), ACT Business Solutions Limited (United Kingdom), ACT Teleconferencing France SA, ACT Teleconferencing BV (Netherlands), ACT Teleconferencing Gmbh (Germany), ACT Teleconferencing Belgium SA, ACT Teleconferencing (Pty) Limited (Australia), and ACT Teleconferencing Hong Kong Limited. With the exception of ACT Teleconferencing Limited (UK), which is 60% held, and ACT Teleconferencing (Pty) Limited (Australia) and ACT Business Solutions Limited, both of which are 80% held, ACT owns 100% of all of its subsidiaries.

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

Inventories

Video and audio equipment inventories are stated at the lower of cost or market, on a first-in, first-out ("FIFO") basis. Equipment is priced using specific unit costs consisting of materials, labor and related manufacturing overhead, but exclusive of research and development, selling, general and administrative expenses, which are charged to operations as incurred.

Equipment and Depreciation

Equipment is stated at cost. Depreciation is calculated on a straight-line basis over the estimated useful lives of five years for office furniture and five or ten years for telecommunications equipment. Depreciation expense includes capital lease amortization charges.

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

Net income (loss) per common share

Net income (loss) per common share is computed based upon the weighted average number of shares of common stock outstanding during the period. In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which was adopted on December 31, 1997. Under the new requirements for calculating basic and fully diluted earnings per share, the dilutive effect of stock options and warrants has been included. Although options and warrants are included in the computation of fully diluted earnings per share in 1999, the effect of 1998 and 1997 is anti-dilutive and therefore not disclosed.

Reclassifications

Certain reclassifications have been made to the 1998 financial statement presentation in order to conform to the 1999 presentation.

2. Long and short term debt

                                                                                   December 31,
                                                                               1999              1998
                                                                  --------------------------------------
ACT Teleconferencing Services, Inc., a United States subsidiary, has a line of credit secured by all tangible and intangible
assets with the exception of leased assets of its operations.
The line of credit carries an interest rate of 2% above the
prime rate (7.5% at December 31, 1999), no less than 9% per
annum with a borrowing base restricted to qualified accounts
receivable up to $2 million.                                                  $1,429,511              $-

Revolving lines of credit, available through various banks,
secured by accounts receivable and mortgage debenture over
assets. These short-term financings bear interest rates ranging from 2% to 3.75% above the bank's prime rate. The maximum
borrowing base ranges from $32,800 to $825,000.                                  109,284         617,377

Subordinated debt financing - promissory note payable by ACT
Teleconferencing, Inc. bearing an interest rate of 13.5% per annum with monthly interest payments of $28,125. Principal is due on the maturity date of March 31, 2003.  The note is secured by a second lien on Company assets, subordinated to the
Company's senior lenders.                                                      2,500,000       2,500,000

Line of credit to equipment vendor owed by ACT Teleconferencing,
Inc. bearing interest at 6% per annum.  Payments are due in
monthly installments calculated on 6% of principal balance and
interest.  This facility is limited to $1,000,000.                               925,809         717,968

Subordinated two-year convertible note to an equipment vendor payable by ACT Teleconferencing, Inc. bearing interest at 9%, with principal due on July 31, 2001. This note will be converted into common stock at a conversion price of $7 per share if it is
not repaid on or before due date.                                                500,000               -

Note payable by a subsidiary to an equipment vendor at an
interest rate of 7% until 2002. Payments of $93,333 are due
annually.                                                                        280,000         280,000

Notes payable to vendors bearing interest at rates from 14.157% to 16.75% due in monthly interest and principal repayments of $13,525. These notes are collateralized by certain telecommunications and bridging
equipment owned by a subsidiary.                                                 396,845         493,295

Bank notes payable bearing interest at rates ranging from 6% to
9.6%. Monthly or quarterly payments are made in accordance with the debt agreements. The notes are secured by registered
mortgage debentures or corporate guarantee. Maturity dates range
from August 2002 to September 2003.                                              266,860         432,464

                                                                  --------------------------------------
Subtotal                                                                       6,408,309       5,041,104
Less deferred interest cost                                                     (316,241)       (413,546)
                                                                  --------------------------------------
Subtotal                                                                       6,092,068       4,627,558
Less, current portion of long term debt                                       (2,313,454)       (686,691)
                                                                  --------------------------------------
Long term debt                                                               $ 3,778,614      $3,940,867
                                                                  ======================================

Total interest paid on notes and capitalized leases for the year ended December 31, 1999, 1998 and 1997 amounted to $848,013, $532,322 and $99,496, respectively.

The aggregate minimum annual payments as of December 31, 1999 for long term debt are as follows:

2000                                                                  $2,313,453
2001                                                                   1,136,406
2002                                                                     415,259
2003                                                                      43,191
2004 and thereafter                                                    2,500,000
                                                                ----------------
                                                                      $6,408,309
                                                                ================

3. Commitments - operating and capitalized leases

Operating leases

The company leases office space in the United States, Canada, the United Kingdom, France, the Netherlands, Australia, and Hong Kong. These leases expire December 2000 through July 2008. Total rent expense charged to operations was $1,109,422, $743,380 and $301,316 for the years ended December 31, 1999, 1998 and 1997, respectively.

The Company has also entered into several operating leases for computer and office equipment. Total rent expense charged under these leases was $243,074, $102,351 and $51,715 for the years ended December 31, 1999, 1998, and 1997, respectively.

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

The following property is secured under capital leases:

                                                    December 31,
                                                1999          1998
                                            -------------------------
Telecommunications and office equipment,
 computers and furniture                    $2,582,438     $2,317,286

Less accumulated depreciation                 (498,281)      (278,613)
Net value of equipment secured              $2,084,157     $2,038,676
                                            =========================


The aggregate minimum annual commitments for operating and capital leases as of December 31, 1999 are as follows:

                                                                     Operating            Capital
                                                                      Leases              Leases
                                                                 ----------------------------------
     2000                                                             $1,568,365        $   807,685
     2001                                                              1,294,032            716,823
     2002                                                              1,100,143            418,740
     2003                                                                700,730            222,435
     2004 and thereafter                                                 576,048              5,257
                                                                 ----------------------------------
     Total minimum lease payments                                     $5,239,318        $ 2,170,940
                                                                 ===============
     Less amounts representing interest                                                    (338,069)
     Present value of net minimum capital
                                                                                     --------------
        leases payments                                                                 $ 1,832,871
     Less capital lease obligations due
       within one year                                                                     (609,076)
                                                                                     --------------
     Capital lease obligations due after one year                                       $ 1,223,795
                                                                                     ==============

During 1999 and 1998, the Company incurred capital lease obligations of $422,336 and $1,714,690 respectively, in connection with lease agreements to acquire equipment.

4. Shareholders' Equity

Our authorized capital stock consists of 10,000,000 shares of common stock, no par value, and 1,000,000 shares of non-voting preferred stock, no par value.

Preferred Stock

Series A. On October 19, 1999 we issued 2,000 shares of Series A 8% preferred stock to GMN Investors II, L.P. for $2,000,000. This transaction was accompanied by the issuance of 400,000 warrants to purchase shares of common stock at $7.00 per share (see warrants below). The holders of Series A are entitled to dividends compounded quarterly, payable no later than the redemption date. Redemption of the Preferred stock is mandatory on October 19, 2004. We have the right to redeem this instrument for any reason prior to October 19, 2004 by payment of $2,000,000 plus any outstanding dividends. At December 31, 1999, the preferred stock had a value of $1,693,006, net of deferred placement cost of $306,994 which is accreted to redemption value through

October 19, 2004, and we recognized $31,927 for ordinary dividends and $12,480 for accretion of discount.

Common Stock

The holders of shares of common stock are entitled to one vote for each share held of record on all matters on which stockholders are entitled or permitted to vote.

During 1999 we increased our issued share capital from 3,755,633 shares outstanding to 4,595,947. Our share capital was increased by warrant conversions as well as a private placement of shares, both described more fully below (see Private Placement and Warrants).

1999 Private Placement. In February 1999, the Company completed a private offering of 109,212 units, each comprised of one share of common stock at $5.50 per share and one warrant to purchase one share of common stock. The private placement raised net capital of $592,505. The warrants are exercisable at $7.00 and expire December 31, 2003. The shares and the shares underlying the warrants entitle the holder to piggyback registration rights from June 30, 1999, through December 31, 2003.

Warrant Conversions

On February 2, 1999 a total of 549,154 warrants, or 77% of the total publicly held 1996 warrants, which were issued pursuant to our initial public offering were exercised at a conversion price of $5 per share raising cash proceeds to our company, net of expenses, of $2,619,890.

Pursuant also to our initial public offering, we had granted a unit purchase option to the underwriter. Each unit contained the right to obtain one share of common stock for $4.20 per share and a three-year warrant for the purchase of a share at $5.00 per share. The unit purchase option granted the holder the right to purchase up to 71,250 units or 142,500 shares at an average price of $4.60 via the exercise of the unit. In August 1999, 60,222 unit purchase options were exercised resulting in the issuance of 120,444 shares at an average exercise price of $4.60 per unit, raising $553,537 in net proceeds to the Company.

Warrants Outstanding

On March 31, 1998, in conjunction with the issuance of its $2.5 million subordinated promissory notes, the Company issued stock purchase warrants for the purchase of 330,967 shares of common stock at an exercise price of $7.00 per share to Sirrom Capital Corp. and Equitas L.P. If the notes are not fully paid on the second, third, or fourth anniversary dates from the above date, the number of shares subject to these warrants will increase to 390,634, 470,527, and 588,905 shares, respectively, retaining the same strike price of $7.00 per share. The warrants expire on March 31, 2003.

In February 1999 we issued 109,212 warrants in connection with our private placement at a $7.00 exercise price and an expiration date of December 31, 2003. On October 19, 1999, in association with the issue of preferred stock, we issued 400,000 warrants to GMN Investors II at a $7.00 exercise price and an expiration date of October 19, 2006.

In 1998, RCC Finance issued a $2 million lease commitment to us. We granted RCC 75,000 warrants at an exercise price of $8.00 per share and an expiration date of April 3, 2003.

During 1999 we issued 95,000 warrants at an average strike price of $5.95 for consulting services for work to be done for the company in investor relations, global business development and the identification of new partners and acquisitions in new markets.

We have 21,660 warrants remaining at an average strike price of $6.39 per share, 11,660 of which were pursuant to the underwriter's unit purchase option not yet exercised at $5.00 per share.

All warrants were issued at or above market price on the day of the grant. All warrants are also subject to customary anti-dilution provisions and to adjustment in the event of stock splits, stock dividends, consolidations, and the like. Holders of shares issued upon the exercise of these warrants have piggy-back rights to registration and certain investors, principally GMN Investors II, have demand registration rights.

Holders of warrants are not entitled to vote, receive dividends, or exercise any of the rights of shareholders of Common Stock for any purpose until the warrants have been duly exercised. Warrants issued during 1999 were valued at the fair market value of $0.34, if applicable.

5. Stock Option Plan

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

The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of the Company's employee stock options are generally equal to the market price of the underlying stock on the date of grant, no compensation expense is recognized. FASB Statement No. 123, "Accounting for stock-based compensation" establishes an alternative method of expense recognition for stock-based compensation awards to employees based on fair values. The Company elected not to adopt FASB Statement No. 123 for expense recognition purposes.

Pro forma information regarding net income and earnings per share is required by FASB Statement No. 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model. The following are weighted-average assumptions for 1999, 1998 and 1997, respectively: risk-free interest rate of 6.0%; a dividend yield of 0%;
volatility factors of the expected market price of the Company's common stock of .77, .75 and .80; and a weighted-average expected life of the option of 7 years.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows:

                                 1999            1998             1997
                                 ----            ----             ----
Pro forma net loss           $(1,001,935)    $(2,746,828)      $(714,230)
Pro forma loss per share     $      (.23)    $      (.75)      $    (.22)

A summary of the Company's stock option activity, and related information for the years ended December 31 follows:

                                                 1999                         1998                         1997
                                                 ----                         ----                         ----
                                                      Weighted-                     Weighted-                    Weighted
                                       Options         Average       Options         Average      Options         Average
                                     -----------                    ---------                    ---------
                                                      Exercise                      Exercise                     Exercise
                                                       Price                         Price                        Price
                                                       -----                         -----                        -----
Outstanding-beginning of year           902,437        $4.89         730,400         $4.02        454,300         $2.53
Granted                                 221,700         5.18         232,693          7.54        325,100          5.62
Exercised                                (4,500)        3.00          (2,000)         3.00        (43,500)         1.20
Forfeited                               (13,285)        7.35         (58,656)         4.69         (5,500)         2.00
                                     ----------                     --------                     --------

Outstanding-end of year               1,106,352        $4.93         902,437         $4.89        730,400         $4.02
                                     ==========                     ========                     ========

Exercisable at end of year              561,837        $4.02         341,675         $3.15        186,350         $5.62

Weighted-average fair value of
 options granted during the year
  Market price equals
  exercise price                     $     3.78                     $   6.68                        $3.74
  Market price exceeds exercise
  exercise price                     $     4.05                     $   6.25                            -
  Market price is less than
  exercise pricee                             -                     $   3.94                            -

The following table summarizes our stock options outstanding at December 31, 1999:

                                               Weighted-Average
  Exercise Price                                  remaining             Weighted-Average
       Range               Shares              contractual life          exercise price
       -----               ------              ----------------          --------------
        $2.00                98,500                 4.7 years               $2.00
  $2.75-$3.03               347,800                6.86 years               $2.98
  $4.25-$5.25               148,640                 9.5 years               $4.37
  $5.00-$6.05               323,900                8.66 years               $5.70
  $6.50-$7.00                71,700                  10 years               $6.86
        $9.00               115,812                 8.5 years               $9.00
                          ---------
                          1,106,352

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

For financial reporting purposes, income before income taxes includes the following components:

                                       1999           1998          1997
                                   ----------------------------------------
          Pretax income (loss):
                United States        $710,747     $(1,701,724)    $(564,701)
                Foreign               (19,489)        176,256       662,928
                                   ----------------------------------------
                                     $691,258     $(1,525,468)    $  98,227

The provision for income taxes for the years ended December 31, is comprised of the following:

                                         1999         1998           1997
                                      -------------------------------------
          Current                      $393,331     $217,242       $256,154
          Deferred                       18,138      184,520         76,412
                                       $411,469     $401,762       $332,566
                                      =====================================

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of December 31 are as follows:

                                                               1999                 1998                1997
                                                      --------------------------------------------------------
Deferred Tax Liabilities-Domestic
 Tax depreciation in excess of book depreciation          $  (495,227)         $  (257,627)          $(100,267)

Deferred Tax Assets-Domestic
  Net operating loss carry-forward                          1,826,424            2,019,656             926,714
  Reserves for doubtful accounts                               28,723                7,764               3,850
  Other                                                       (93,998)             (41,106)             12,381
                                                      --------------------------------------------------------

                                                            1,761,149            1,986,314             942,945

Valuation allowance for deferred tax assets                (1,265,922)          (1,728,687)           (842,678)
                                                      --------------------------------------------------------

Net deferred tax-Domestic                                 $         -          $         -           $       -
                                                      ========================================================

Deferred Tax Liabilities-International
 Tax depreciation in excess of book depreciation          $   320,112          $  (302,145)          $(117,454)

Deferred Tax Assets-International
  Net operating loss carry-forward                          1,096,655              698,677             335,088
  Other                                                             -                    -               3,234

Valuation allowance for deferred tax assets                (1,096,655)            (698,677)           (338,322)
Net deferred tax liability-International                  $  (320,112)         $  (302,145)          $(117,454)
                                                      ========================================================

The reconciliation of income tax attributable to continuing operations computed at the U.S. federal statutory tax rates to actual income tax expense is:

                                   1999           1998            1997
                                 ---------------------------------------
Expected rate at 35%             $241,940      $(533,914)       $ 34,379
Effect of permanent difference     41,567         38,172          26,163
Utilization of NOL's              (40,339)             -               -
Foreign taxes                     (38,692)       (47,024)        (17,194)
Valuation allowance               210,390        944,528         289,238

                                 $414,866      $ 401,762        $332,586

Taxes of $0, $279,008 and $118,989 were paid during 1999, 1998 and 1997, respectively. The domestic net operating loss carry forwards of approximately $4.7 million will begin to expire in the year 2005. The Company has not provided for any taxes on undistributed foreign earnings as the Company intends to permanently reinvest these earnings in the future growth of the business and there are no unremitted, cumulative foreign earnings.

7. Business Segment Analysis

The Company offers a broad range of audio, video, and data teleconferencing services and products to corporate business clients and institutions, and these products and services are considered one line of business. The Company's management makes decisions on resource allocation and assesses performance based on the market potential of each operating location. Each of the locations offers the same products and services, has similar customers and teleconferencing equipment, and is managed directly by the Company's executives, allowing all locations to be aggregated under the guidelines of

FAS 131 resulting in one reportable line of business. Audio conferencing services presently comprise approximately 90% of total services. Video, data, and Internet conferencing are presently services which are offered together with the audio product offering and their revenues are approximately 10% of total revenues. The following is a summary of the significant geographic markets:

For the year ended December 31, 1999:

                                 North America            Europe            Asia Pacific             Total
Net Revenues                      $14,182,533          $12,049,040           $2,097,218          $28,328,791

Long-Lived Assets                 $ 7,282,181          $ 4,210,370           $1,239,639          $12,732,190

Deferred Tax Liability                      -          $   320,112                    -          $   320,112

For the year ended December 31, 1998:

                                 North America            Europe            Asia Pacific             Total
Net Revenues                       $8,241,490          $10,190,686             $577,469          $19,009,645

Long-Lived Assets                  $4,626,746          $ 4,081,218             $906,245          $ 9,614,209

Deferred Tax Liability                      -          $   302,145                    -          $   302,145

For the year ended December 31, 1997:

                                 North America            Europe            Asia Pacific             Total
Net Revenues                       $4,706,890           $5,424,307             $103,206          $10,234,403

Long-Lived Assets                  $1,968,535           $2,024,994             $209,833          $ 4,203,363

Deferred Tax Liability                      -           $  117,454                    -          $   117,454

One customer accounted for 24%, 22% and 24% of consolidated revenues for the years ended December 31, 1999, 1998 and 1997, respectively.

8. Fair Value of Financial Instruments

The Company's financial instruments consist primarily of cash, temporary investments, accounts receivable, accounts payable, long-term debt, and capitalized lease obligations.

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

9.  Defined Contribution Plan

The Company has a defined contribution 401(k) plan for its United States employees, which allows eligible employees to contribute a percentage of their compensation and provides for certain discretionary employer matching contributions. For the years ended December 31, 1999, 1998 and 1997, the Company contributed $0, $24,980 and $15,355, respectively.

10. Employee Stock Purchase Plan

Our employee stock purchase plan became effective July 1, 1998. The plan has been structured within the meaning of Section 423(b) of the Internal Revenue Code of 1986. A maximum of 100,000 shares of common stock are available for sale to our employees under the plan. The purchase price of each share of common stock will be the lesser of 85% of the fair market value of such share on the first day of the six month purchase period, or 85% of the fair market value of such share on the last day of the purchase period. Currently 60 employees have elected to participate in the plan. Through December 31, 1999, our employees had purchased 27,060 shares of common stock under the plan.

11. Subsequent Events

Effective January 1, 2000, we acquired the remaining minority interest in ACT Teleconferencing (Pty) Ltd, based in Australia, for stock issued, consideration aggregating approximately $400,000 and 16.7% of ACT Business Solutions Limited, based in the United Kingdom, for stock issued, consideration aggregating approximately $130,000.

Effective January 6, 2000 we acquired the assets of the Internet service provider division of Mueller Telecommunications, Inc. for stock issued, consideration aggregating approximately $365,000.

Item 8.  Changes in and disagreements with Accountants
         ---------------------------------------------

None

PART III

Item 9.  Directors and executive officers of the registrant
         --------------------------------------------------

     Incorporated by reference to the Company's Proxy Statement for Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 1999.

Item 10.  Executive compensation
          -----------------------

     Incorporated by reference to the Company's Proxy Statement for Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 1999.

Item 11.  Security ownership of certain beneficial owners and management
          --------------------------------------------------------------

     Incorporated by reference to the Company's Proxy Statement for Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 1999.

Item 12.  Certain relationships and related transactions
          ----------------------------------------------

     Incorporated by reference to the Company's Proxy Statement for Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 1999.

Item 13(a).   Exhibits
              --------

Exhibit
-------
No.         Description
---         -----------
  3.2/(2)/  Bylaws of ACT, amended as of April 15, 1996
  4.1/(1)/  Form of specimen certificate for common stock of ACT
 10.1/(1)/  Stock option plan of 1991, as amended, authorizing 400,000 shares of common stock for issuance under the Plan
 10.2/(1)/  Form of stock option agreement
 10.3/(1)/  Form of common stock purchase warrant
10.10/(1)/  Split dollar insurance agreement dated March 1, 1990, between ACT and Gerald D. Van Eeckhout
10.11/(1)/  Service agreement dated April 10, 1992 between David Holden and ACT
            Teleconferencing Limited
10.19/(4)/  Stock option plan of 1996
10.20/(5)/  Employee stock purchase plan
10.22/(6)/  Loan and security agreement dated March 31, 1998 and form of stock purchase warrant with Sirrom Capital Corporation and Equitas L.P.
10.23/(6)/  Loan agreement with Key Bank, N.A.
10.24/(7)/ Lease commitment and warrant with R.C.C. Finance Group Ltd. 10.25/(7)/ Contract for the supply of conferencing services design development and information signed July 14, 1998 between ACT Teleconferencing
            Services, Inc. and Concert Global Networks Limited
10.26/(7)/  Agreement for the supply of conferencing services signed July 14,
            1998 between ACT Teleconferencing Services, Inc. and Concert Global
            Networks Limited
10.27/(7)/  Agreement for videoconferencing equipment and services (GTE
            Telephone Operating Companies) dated October 1, 1998
21          Subsidiaries of ACT Teleconferencing, Inc.
23.1        Consent of Ernst & Young LLP
24.1        Power of attorney
27.1        Financial data schedule

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

/(4)/ Incorporated by reference, attached as an exhibit to our Schedule 14A
      Information filed with the SEC on April 30, 1997, File No. 0-27560, and amended and attached as exhibit 4.6 to our Form S-8, filed July 2, 1998, File No. 333-58403.

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

Item 13(b). Reports on Form 8-K

          We filed a report on Form 8-K with the SEC on December 7, 1999.

                                  SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   ACT TELECONFERENCING, INC.

Date: February 24, 2000            By /s/ Gerald D. Van Eeckhout
      -----------------              ----------------------------------------
                                     Gerald D. Van Eeckhout
                                     Chief Executive Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant, and in the capacities indicated.

Signature                                         Title
---------                                         -----

 /s/ Gerald D. Van Eeckhout             Chief Executive Officer and Director
----------------------------------
Gerald D. Van Eeckhout                  (Principal Executive Officer)

/s/ Gavin Thomson                       Chief Financial Officer
----------------------------------
Gavin Thomson                           (Principal Financial & Accounting
                                         Officer)

/s/ Ronald J. Bach                      Director
----------------------------------
Ronald J. Bach

/s/ James F. Seifert                    Director
----------------------------------
James F. Seifert

/s/ Donald Sturtevant                   Director
----------------------------------
Donald Sturtevant

/s/ Carolyn R. Van Eeckhout             Director
-----------------------------------
Carolyn R. Van Eeckhout

                               Index to Exhibits

All exhibits are filed electronically or incorporated by reference.

Exhibit
-------
No.         Description
---         -----------
 3.2/(2)/   Bylaws of ACT, amended as of April 15, 1996
 4.1/(1)/   Form of specimen certificate for common stock of ACT
10.1/(1)/   Stock option plan of 1991, as amended, authorizing 400,000 shares of common stock for issuance under the Plan
10.2/(1)/   Form of stock option agreement
10.3/(1)/   Form of common stock purchase warrant
10.10/(1)/  Split dollar insurance agreement dated March 1, 1990, between ACT and Gerald D. Van Eeckhout
10.11/(1)/  Service agreement dated April 10, 1992 between David Holden and ACT
            Teleconferencing Limited
10.19/(4)/  Stock option plan of 1996
10.20/(5)/  Employee stock purchase plan
10.22/(6)/  Loan and security agreement dated March 31, 1998 and form of stock purchase warrant with Sirrom Capital Corporation and Equitas L.P.
10.23/(6)/  Loan agreement with Key Bank, N.A.
10.24/(7)/ Lease commitment and warrant with R.C.C. Finance Group Ltd. 10.25/(7)/ Contract for the supply of conferencing services design development and information signed July 14, 1998 between ACT Teleconferencing
            Services, Inc. and Concert Global Networks Limited
10.26/(7)/  Agreement for the supply of conferencing services signed July 14,
            1998 between ACT Teleconferencing Services, Inc. and Concert Global
            Networks Limited
10.27/(7)/  Agreement for videoconferencing equipment and services (GTE
            Telephone Operating Companies) dated October 1, 1998
21          Subsidiaries of ACT Teleconferencing, Inc.
23.1        Consent of Ernst & Young LLP
24.1        Power of attorney
27.1        Financial data schedule

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