Form 10QSB
period 2000-03-31
ACT TELECONFERENCING INC
filed 2000-05-15
CIK 918709

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

(Mark One)

   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange -- Act of 1934 For the quarterly period ended March 31, 2000
    or
-- Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
   Act for the transition period from _______________ to ________________.

Commission file number  0-27560
                        -------

                           ACT Teleconferencing, Inc.
------------------------------------------------------------------------------
       (Name of small business issuer as specified in its charter)

Colorado                                  84-1132665
-------------------------------           ------------------------------------
(State or other jurisdiction of           (IRS Employer Identification No.)
 incorporation or organization)


1658 Cole Blvd., Suite 130, Golden, Colorado  80401
-------------------------------------------------------------------------------
(Address of principle executive offices)

(303) 235-9000
-------------------------------------------------------------------------------
(Issuer's telephone number)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 31, 2000, 4,828,374 shares of the issuer's common stock were outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [xx]









                        This report contains 17 pages.

                           ACT TELECONFERENCING, INC.

                                  FORM 10-QSB

                               Table of Contents

PART I.      Financial Information                                               Page No.

     Item 1.       Financial Statements
                   Consolidated Balance Sheets                                        3
                   Consolidated Statements of Operations                              4
                   Consolidated Statements of Shareholders' Equity                    5
                   Consolidated Statements of Cash Flow                               6
                   Notes to Consolidated Financial Statements                         7

     Item 2.       Management's Discussion and Analysis of Financial Condition
                   and Results of Operations                                          8

PART II.     Other Information

     Item 6.       Exhibits                                                           12

SIGNATURE                                                                             14


                        PART I -- FINANCIAL INFORMATION
                                  ---------------------

Item 1. FINANCIAL STATEMENTS

                          ACT Teleconferencing, Inc.
                         Consolidated Balance Sheets

                                                                                   March 31,       December 31,
                                                                                     2000              1999
                                                                                  ------------------------------
Assets                                                                             (unaudited)        (audited)
Current Assets:
  Cash and cash equivalents                                                        $   874,150       $ 1,532,551
  Accounts receivable (net of allowance for doubtful accounts
   of $167,559and $153,677 in 2000 and 1999 respectively)                            7,385,865         6,606,641
  Prepaid expenses                                                                   1,266,107           847,021
  Inventory                                                                            139,664           129,519
                                                                                  ------------------------------
   Total current assets                                                              9,665,786         9,115,732

Equipment:
  Telecommunications equipment                                                       7,856,148         8,254,966
  Office equipment                                                                   7,559,992         6,383,765
  Less:  accumulated depreciation                                                   (3,792,989)       (3,363,484)
                                                                                  ------------------------------
  Total equipment - net                                                             11,623,151        11,275,247

Other Assets:
  Goodwill (net of accumulated amortization of $291,079 and
   $247,980 in 2000 and 1999 respectively)                                           2,469,016         1,456,944
  Deferred loan placement fees                                                         164,081           250,420
                                                                                  ------------------------------
Total assets                                                                      $ 23,922,034      $ 22,098,343
                                                                                  ==============================
Liabilities and shareholders' equity
Current liabilities:
  Current portion of debt                                                          $ 2,428,643       $ 2,313,454
  Accounts payable                                                                   2,130,336         2,541,822
  Accrued liabilities                                                                1,726,154         1,492,382
  Capital lease obligations due in one year                                            637,452           609,076
  Income taxes payable                                                                 601,268           589,666
                                                                                  ------------------------------
  Total current liabilites                                                           7,523,853         7,546,400

Long-term debt                                                                       3,765,497         3,778,614

Capital lease obigations due after one year                                          1,193,418         1,223,795

Preferred stock, no par value, 1,000,000 shares authorized;
2,000 issued (net of deferred placement cost of $295,230
and 306,944 in 2000 and 1999 respectively)                                           1,703,770         1,693,006

Deferred income taxes (United Kingdom)                                                 315,356           320,112

Minority interest                                                                    1,447,578           967,559

Shareholders' equity:
  Common stock, no par value; 10,000,000 shares authorized
     4,828,374 and 4,595,947 shares issued and outstanding
     in 2000 and 1999 respectively                                                  12,767,168        11,378,103
  Additional paid in capital                                                           119,925            99,900
  Accumulated deficit                                                               (4,661,250)       (4,809,176)
  Accumulated other comprehensive loss                                                (253,281)          (99,970)
                                                                                  ------------------------------
  Total Shareholders' equity                                                         7,972,562         6,568,857
                                                                                  ------------------------------
Total liabilities and shareholders' equity                                        $ 23,922,034      $ 22,098,343
                                                                                  ==============================
See notes to consolidated financial statements.

                                    Page 3

                          ACT Teleconferencing, Inc.
                     Consolidated Statements of Operations
                                  (Unaudited)

                                                                                    Three Months Ended March 31,
                                                                                     2000                  1999
                                                                                  -----------          -----------
Net revenues                                                                      $ 8,183,767          $ 6,842,467

Cost of Services                                                                   (4,071,656)          (3,788,894)
                                                                                  -----------          -----------
Gross Profit                                                                        4,112,111            3,053,573

Selling, general and administration expense                                        (3,266,610)          (2,827,166)
                                                                                  -----------          -----------
Operating Income                                                                      845,501              226,407

Interest expense                                                                     (238,555)            (172,800)
                                                                                  -----------          -----------
Income (loss) before income taxes and minority interest                               606,946               53,607

Provision for income taxes                                                           (222,286)            (117,942)
                                                                                  -----------          -----------
Income (loss) before minority interest                                                384,660              (64,335)

Minority interest in earnings of consolidated subdsidiary                            (196,735)             (62,136)
                                                                                  -----------          -----------
Net income (loss)                                                                 $   187,925          $  (126,471)
                                                                                  ===========          ===========
Net income (loss) per share-basic and fully diluted                               $      0.03          $     (0.03)
                                                                                  ===========          ===========
Weighted average number of shares outstanding-basic                                 4,780,413            4,027,655
                                                                                  ===========          ===========
Weighted average number of shares outstanding-fully diluted                         5,971,935            4,027,655
                                                                                  ===========          ===========
See notes to consolidated financial statements.

                          ACT Teleconferencing, Inc.
                Consolidated Statements of Shareholders' Equity
                                  (Unaudited)

                                                                                                      Accumulated
                                                                                                            other
                                            Common Stock                           Accumulated     comprehensive
                                                  Shares              Value            Deficit      income (loss)            Total
                                            ---------------------------------------------------------------------------------------
Balance at December 31, 1997                  3,612,758        $ 6,158,584       $  (2,729,069)     $     (51,582)     $  3,377,933
Shares issued in connection with
 exercise of  warrants                           26,893            136,000                                                  136,000
Employee stock option exercise                    2,000              6,000                                                    6,000
Issue of  warrants in lieu of interest          486,521                                                                     486,521
Shares issued for acquisitions                  113,982            676,826                                                  676,826
Comprehensive loss
  Net loss                                                                          (2,117,125)                          (2,117,125)
  Other comprehensive loss, net of tax
  Foreign currency translation adjustment                                                                 (61,590)          (61,590)
                                                                                                                       ------------
Total comprehensive loss                                                                                               $ (2,178,715)
                                            ---------------------------------------------------------------------------------------
Balance at December 31, 1998                  3,755,633       $  7,463,931       $  (4,846,194)     $    (113,172)     $  2,504,565
Shares issued in connection with
 exercise of warrants                           562,654          2,619,890                                                2,619,890
Issuance of private placement shares            109,912            592,505                                                  592,505
Shares issued in connection with
 the employee stock purchase plan                12,304             50,990                                                   50,990
Shares issued as payment for
 consulting fees                                 30,500             84,591                                                   84,591
Employee stock option exercise                    4,500             12,660                                                   12,660
Exercise of unit purchase option                120,444            553,537                                                  553,537
Additional paid in capital-warrant issue                            99,900                                                   99,900
  Preferred dividend                                                                   (44,407)                             (44,407)
Comprehensive income
  Net Income                                                                            81,425                               81,425
  Other comprehensive loss, net of tax
  Foreign currency translation adjustment                                                                  13,202            13,202
                                                                                                                       ------------
Total comprehensive income                                                                                             $     94,627
                                            ---------------------------------------------------------------------------------------
Balance at December 31, 1999                  4,595,947       $ 11,478,003       $  (4,809,176)     $     (99,970)     $  6,568,857
                                            =======================================================================================
Shares issued for acquisitions                  106,000            791,694                                                  791,694
Shares issued as payment for
 consulting fees                                 52,000            376,149                                                  376,149
Shares issued in connection with
 the employee stock purchase plan                14,756             62,713                                                   62,713
Shares issued in cashless exercise
 of warrants                                     33,650                                                                           -
Shares issued in connection with
 employee service                                 1,430             24,375                                                   24,375
Employee stock option exercise                   24,591            134,134                                                  134,134
Additional paid in capital-warrant issue                            20,025                                                   20,025
  Preferred dividend                                                                   (39,999)                             (39,999)
Comprehensive income
  Net Income                                                                           187,925                              187,925
  Other comprehensive loss, net of tax
  Foreign currency translation adjustment                                                                (153,311)         (153,311)
                                                                                                                       ------------
Total comprehensive income                                                                                             $     34,614
                                            ---------------------------------------------------------------------------------------
Balance at March 31, 2000                     4,828,374         12,887,093          (4,661,250)          (253,281)     $  7,972,562
                                            =======================================================================================



See notes to consolidated financial statements.

                           ACT Teleconferencing, Inc
                     Consolidated Statements of Cash Flow
                                  (Unaudited)


                                                                                   Three Months Ended March 31,
                                                                                    2000                 1999
                                                                                  ---------           ----------
Operating activities
Net  income (loss)                                                                $ 187,925           $ (126,471)
Adjustments to reconcile net income (loss) to net cash used
     for operating activities:
    Depreciation                                                                    429,504              311,604
    Amortization of goodwill                                                        102,745               32,105
    Deferred preferred stock issuance cost                                           10,764
    Deferred loan issuance costs                                                     14,453               13,203
    Deferred income tax                                                              (4,756)              (8,684)
    Minority interest                                                               178,029               30,591
                                                                                  ---------           ----------
    Cash flow before changes in operating assets and liabilities:                   918,664              252,348

Changes in operating assets and liabilities (net of effect of business combinations):
    Accounts receivable                                                            (756,989)          (1,749,991)
    Inventory                                                                       (10,145)              41,857
    Prepaid expenses and other assets                                              (347,200)            (169,822)
    Accounts payable                                                               (451,487)             413,856
    Income tax payable                                                               11,602              105,625
    Accrued liabilities                                                             233,772              351,242
                                                                                  ---------           ----------
Net cash used for operating activities                                             (401,783)            (754,885)

Investing activities
Property and equipment purchases                                                   (690,409)          (1,058,500)
Short term notes redeemed                                                                 -               (9,999)
Cash paid for acquisitions net of cash acquired                                    (130,241)                   -
                                                                                  ---------           ----------
Net cash used for investing activities                                             (820,650)          (1,068,499)

Financing activities
Net proceeds from the issuance of debt                                              100,072             (156,293)
Net proceeds from issuance of common stock                                          617,271            3,345,682
Deferred Loan Issuance Costs                                                                             (32,829)
                                                                                  ---------           ----------
Net cash provided by financing activities                                           717,343            3,156,560

Effect of exchange rate changes on cash                                            (153,311)            (134,074)

                                                                                  ---------           ----------
Net increase (decrease) in cash and cash equivalents                               (658,401)           1,199,102

Cash and cash equivalents, beginning of year                                      1,532,551              369,408

                                                                                  ---------           ----------
Cash and cash equivalents, end of year                                            $ 874,150           $1,568,510
                                                                                  =========           ==========



See notes to consolidated financial statements.

                          ACT Teleconferencing, Inc.
                  Notes to Consolidated Financial Statements
                                  (Unaudited)

Basis of Presentation

    The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three-month period ending March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the financial statements and footnotes included in our annual report on Form 10-KSB for the year ended December 31, 1999 and its amendments.

Business

    ACT Teleconferencing, Inc is engaged in the business of providing high-quality audio, data, video and Internet-based conferencing products and services to business clients. We operate in the United States, Canada, the United Kingdom, the Netherlands, France, Australia, and Hong Kong, and have sales offices in Belgium and Germany.

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

Inventories

    Video and audio equipment inventories are stated at the lower of cost or market, on a first-in, first-out ("FIFO") basis. Equipment is priced using specific unit costs consisting of materials, labor, and related manufacturing overhead, but exclusive of research and development, selling, and general and administrative expenses, which are charged to operations as incurred.

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

Reclassifications

    Certain reclassifications have been made to the 1999 quarterly financial statement presentation in order to conform to the 2000 presentation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

    This quarterly report on Form 10-QSB contains certain forward-looking statements that involve risks and uncertainties. These statements refer to objectives, expectations, intentions, future events, or our future financial performance, and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, level of activity, performance, or achievements to be materially different from any results expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by words such as "may," "will," "should," "could," "expects," "anticipates," "intends," "plans," "believe," "estimates," "predicts," "potential," and similar expressions. Our actual results could differ materially from those included in forward-looking statements. Factors that could contribute to these differences include those matters discussed in "Risk Factors" and elsewhere in this prospectus.

Overview

    We achieved continued growth in teleconferencing revenues in all of our operations worldwide as well as introducing new enhanced services in video, data, and Internet conferencing. In addition to satisfactory profit improvements, our first quarter ending March 31, 2000 included the following highlights:

  .  Revenues grew by 20% for the first quarter to March 31, 2000.

  . Excluding the sale of video conferencing services and equipment, growth in our core audio conferencing services business was 38% for the first quarter.

  .  Operating efficiencies enabled us to improve gross margin from 45% to 50%.

  .  Operating income improved by 273%.

  . Successful testing and development of a voice over Internet telephony conferencing product.

  . The introduction of video and data streaming services outsourced to INTERVU.

  . The acquisition of an Internet service provider in January 2000 to accelerate the introduction of Internet-based and data conferencing services over the Internet.

  . Concert. On January 1, 2000, Concert became the vehicle for an international joint venture between AT&T and British Telecom. Our initial services to Concert involved the delivery of services for Concert's internal conferencing. We are now phasing into the delivery of services to Concert's customers. Revenues from the Concert agreement will depend on usage and pricing.

  . GTE. In July 1999, GTE Corporation designated us as a major supplier of teleconferencing services to all subsidiaries and divisions of GTE, the only independent teleconferencing provider so designated by GTE. We sell and cooperatively market our services directly to GTE's customers in conjunction with GTE on large volume telecommunications bids. Revenues from GTE customers will depend on usage and pricing.

Components of Revenue and Expense

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

  The following table shows revenues by major product sector:

                                                                                    3 months ended March 31
                                                                              ------------------------------------
                                                                               2000           1999           1998
                                                                              ------         ------         ------
                                                                                       (Amounts in thousands)
Conferencing services
Audio conferencing services...........................................        $7,710         $5,614         $3,247
Video, data and Internet-based services...............................           335            389            259
                                                                              ------         ------         ------

                                                                               8,045          6,003          3,506
Growth rates %........................................................            34%            71%            68%

Equipment and other sales.............................................           139            838            587
                                                                              ------         ------         ------

Total.................................................................        $8,184         $6,843         $4,093
                                                                              ======         ======         ======


Growth rates %........................................................            20%            67%            93%


Cost as a percentage of sales

    The following table outlines certain items in our income statement as a percentage of sales:

                                                                                     3 months ended March 31
                                                                               --------------------------------
                                                                               2000          1999          1998
                                                                               ----          ----          ----
Sales.................................................................          100%          100%          100%
Cost of sales.........................................................          (50)          (55)          (48)
                                                                               ----          ----          ----

Gross profit..........................................................           50            45            52
Selling, general and administrative expense...........................          (40)          (41)          (48)
                                                                               ----          ----          ----

Operating income......................................................           10             4             4
Interest expense......................................................           (3)           (3)           (1)
                                                                               ----          ----          ----

Net income before taxes and minority interest.........................            7             1             3
Minority interest and income taxes....................................           (5)           (3)           (7)
                                                                               ----          ----          ----

Net income (loss).....................................................            2            (2)           (4)
                                                                               ====          ====          ====


RESULTS OF OPERATIONS

First quarter ending March 31, 2000, compared to first quarter ending March 31, 1999

    Net revenues. Net revenues increased 20% to $8.2 million for the quarter ending March 31, 2000, compared to $6.8 million for the same period in 1999, primarily due to ongoing sales volume growth in our audio conferencing business, which grew by 38%. Audio conferencing operations accounted for 94% of the total revenue.

    Revenues from videoconferencing services declined by 16% due to the loss of a customer as well as video bridging installation delays experienced in our Dallas videoconferencing center as well as the lack of a full-featured video bridging system in that location. In February 2000, we took the decision to invest an additional $100,000 in video bridging equipment in Dallas to make our service more feature-competitive and during April 2000 this decision began to yield some initial success with improved revenues in video conferencing starting to be achieved.

    Our data streaming operations, outsourced to INTERVU, have met with immediate initial success and appear to have rapid growth prospects. Testing of our Internet telephony conferencing services, although successful, are not yet revenue-generating.

    Gross Profit. Gross profit increased by 35% to $4.1 million for the quarter ending March 31, 2000, compared to $3.1 million for the quarter ending March 31, 1999. Gross profit percentage improved to 50% of sales from 45% for the same period last year, mainly due to improved efficiencies and higher traffic volumes over a fixed cost base. Our audioconferencing product mix is shifting in favor of increased automated and outsourced volumes, which yield improved margins and higher efficiencies.

    Selling, general, and administrative costs. Selling, general, and administrative costs for the first quarter of 2000 were $3.3 million and accounted for 40% of revenue, compared to $2.8 million or 51% of revenue for the same period last year. The 16% increase in such expenses resulted from an ongoing increase in sales focus in the United States as well as ongoing marketing efforts in the new international business units.

    Operating income (loss). Operating income improved by 273% from $226,407 to $845,501 due to volume efficiencies gained as well as a 35% improvement in gross profits compared to the 16% increase in selling, general and administrative costs.

    Net interest Expense. Net interest for the quarter ending March 31, 2000 was $238,555 compared to $172,800 for the same period last year, a 38% increase. This increase was due to the increase in interest bearing debt taken on in order to finance our capital expansion and working capital requirements. This debt is carried at various interest rates at a weighted average cost of approximately 12%.

    Net income before taxes and minority interest. Net income before taxes and minority interest improved by $553,339 to $606,946 for the first quarter of 2000, compared to $53,607 for the first quarter in 1999. This improvement was mainly due to revenue growth and operational efficiencies resulting in higher gross profit margins as well as slower growth in selling, general, and administrative costs.

    Taxes on income and minority interest. Taxes on income and minority interest amounted to $419,021 for the first quarter of 2000, compared to $180,078 for the first quarter of 1999, a 133% increase. This increase is due to an increased contribution to consolidated net income by our 60% majority-owned United Kingdom operation, which pays full tax.

    Net income. Net income reported for the quarter ending March 31, 2000 was $187,925, compared to a net loss of $126,471 for the quarter ending March 31, 1999. This improvement of $314,396 can be attributed to continued revenue growth, improved operating efficiencies resulting in higher gross profit margins and slower growth in selling, general, and administrative expenses.

    Earnings (loss) per common share. Earnings per share improved from a loss of $0.03 per share during the first quarter in 1999, to earnings of $0.03 per share for the first quarter in 2000. Earnings per share data are calculated based on the weighted average number of fully-diluted of 5,971,935 shares. A quarterly preferred dividend of $401,000 is deducted from net income in order to calculate earnings per share.

Liquidity and capital resources (for the three months ending March 31, 2000)

    As of March 31, 2000, we had $874,150 in cash and cash equivalents. We plan to continue to grow our business and will require additional cash to finance our ongoing revenue growth, major capacity expansions and new product introductions.

    Net cash used in operating activities for the three months ended March 31, 2000 was $401,783. Net cash used in operating activities consisted primarily of increases in accounts receivable and a reduction in accounts payable, partially offset by increases in accrued expenses.

    Net cash used in investing activities consisted of additions to telecommunications and bridging equipment as well as various acquisitions and investments into software. Net cash used in investing activities was $820,650.

    Net cash provided by financing activities was $717,343 and was achieved via a combination of additional common stock issued, and the utilization of various lines of bank and supplier credit.

    We anticipate that our available funds are sufficient to meet our needs for working capital and capital expenditures in the near term. We will need to raise additional funds as, for example, we intend to pursue additional acquisitions, undertake new product developments and expand capacity. If we raise additional funds through the issuance of equity, or equity-related or debt securities, these securities may have rights, preferences or privileges senior to those of the rights or our common stock and our stockholders may experience additional dilution. We cannot be certain that additional financing will be available to us on favorable terms when required, or at all.

            PART II - Other Information
            -----------------

Item 6(a).  Exhibits

Exhibit No. Description
----------- -----------
3.1(1)      Restated Articles of Incorporation of ACT April 15, 1996, as amended
            October 18, 1999
3.2 (2)     Bylaws of ACT, amended as of April 15, 1996
4.1(3)      Form of specimen certificate for Common Stock of ACT
10.1(3)     Stock Option Plan of 1991, as amended, authorizing 400,000 shares of
            Common Stock for issuance under the Plan
10.2(3)     Form of Stock Option Agreement
10.3(3)     Form of Common Stock Purchase Warrant
10.10(3)    Split Dollar Insurance Agreement dated March 1, 1990, between ACT and Gerald D. Van Eeckhout
10.11(3)    Service Agreement dated April 10, 1992 between David Holden and ACT
            Teleconferencing Limited
10.19(4)    Stock Option Plan of 1996, as amended
10.20(5)    Employee Stock Purchase Plan
10.22(6)    Loan and Security Agreement dated March 31, 1998 and Form of stock purchase warrant with Sirrom Capital Corporation and Equitas L.P.

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

(1)Incorporated by reference, attached as an exhibit of the same number to our Form 10-QSB for the quarter ended September 30, 1999, Filed with the Securities and Exchange Commission on November 12, 1999, File No. 0-27560.

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

Item 6(b).  Reports on Form 8-K.

    On March 17, 2000, we filed a Form 8-K regarding the filing of our registration statement on Form S-1.

                                   SIGNATURE

    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      ACT TELECONFERENCING, INC.


DATE:  May 10, 2000                   By: /s/ Gavin J. Thomson
                                         ---------------------
                                          Gavin J. Thomson,
                                          Chief Financial Officer
                                          (Duly authorized officer and
                                          Principal Financial Officer)

Index of Exhibits

All exhibits are filed electronically, unless incorporated by reference.

Exhibit No.   Description
-----------   -----------
3.1(1)        Restated Articles of Incorporation of ACT April 15, 1996, as
              amended October 18, 1999
3.2 (2)       Bylaws of ACT, amended as of April 15, 1996
4.1(3)        Form of specimen certificate for Common Stock of ACT
10.1(3)       Stock Option Plan of 1991, as amended, authorizing 400,000 shares of Common Stock for issuance under the Plan
10.2(3)       Form of Stock Option Agreement
10.3(3)       Form of Common Stock Purchase Warrant
10.10(3)      Split Dollar Insurance Agreement dated March 1, 1990, between ACT and Gerald D. Van Eeckhout
10.11(3)      Service Agreement dated April 10, 1992 between David Holden and
              ACT Teleconferencing Limited
10.19(4)      Stock Option Plan of 1996, as amended
10.20(5)      Employee Stock Purchase Plan
10.22(6)      Loan and Security Agreement dated March 31, 1998 and Form of stock purchase warrant with Sirrom Capital Corporation and Equitas L.P.
10.23(6)      Loan Agreement with Key Bank, N.A.
10.24(7)      Lease Commitment and Warrant with R.C.C. Finance Group Ltd.
10.25(7)      Contract for the Supply of Conferencing Services Design
              Development and Information signed July 14, 1998 between ACT
              Teleconferencing Services, Inc. and Concert Global Networks
              Limited
10.26(7)      Agreement for the Supply of Conferencing Services signed July 14,
              1998 between ACT Teleconferencing Services, Inc. and Concert
              Global Networks Limited
10.27(7)      Agreement for Videoconferencing Equipment and Services (GTE
              Telephone Operating Companies) dated October 1, 1998
27.1          Financial Data Schedule

(1)Incorporated by reference, attached as an exhibit of the same number to our Form 10-QSB for the quarter ended September 30, 1999, Filed with the Securities and Exchange Commission on November 12, 1999, File No. 0-27560.

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