Form 10KSB/A
period 1999-12-31
ACT TELECONFERENCING INC
filed 2000-05-31
CIK 918709

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                 FORM 10-KSB/A

(Mark One)
[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
              For the fiscal year ended           December 31, 1999
                                       ----------------------------------------

[_]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
              SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)
              For the transition period from ___________ to ___________


                        Commission File Number 0-27560
                                               -------

                          ACT Teleconferencing, Inc.
-------------------------------------------------------------------------------
          (Name of small business issuer as specified in its charter)


Colorado                                         84-1132665
-----------------------------------------------  -------------------------------
(State or other jurisdiction of incorporation    (IRS Employer
 or organization)                                 Identification No.)

1658 Cole Boulevard, Suite 130, Golden, CO       80401
-----------------------------------------------  -------------------------------
(Address of principle executive offices)         (Zip Code)

(303) 235-9000                                   (303) 233-0895
-----------------------------------------------  -------------------------------
(Issuer's telephone number)                      (Issuer's facsimile number)


Securities registered under Section 12(b) of the Exchange Act:

Title of each class                  Name of each exchange on which registered
None                                 None
-------------------------------      -------------------------------------------

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


                        This report contains 60 pages.

     State issuer's revenues for its most recent fiscal year.  $28,328,791
                                                             ---------------

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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. Common Stock, no par value:
                                                  ---------------------------
4,797,686 shares as of January 31, 2000.
---------------------------------------

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

Transitional Small Business Disclosure Format (Check one):  Yes [_] No [X]

                          ACT Teleconferencing, Inc.

                                 Form 10-KSB/A

Table of Contents

PART I.                                                              Page No.
                                                                     -------
     Item 1.   Business                                                    4
     Item 2.   Facilities                                                 15
     Item 3.   Legal proceedings                                          16
     Item 4.   Submission of matters to a vote of security holders        16


PART II.
     Item 5.   Market for registrants' common equity and related          17
               stockholder matters
     Item 6.   Management's discussion and analysis of financial          19
               condition and results of operations
     Item 7.   Financial statements and supplementary data                24
               (see table of contents, page 24)
     Item 8.   Changes in and disagreements with accountants              42

PART III.
     Item 9.   Directors and executive officers of the registrant         42
     Item 10.  Executive compensation                                     42
     Item 11.  Security ownership of certain beneficial owners and        42
               management
     Item 12.  Certain relationships and related transactions             42
     Item 13.  Exhibits and reports on Form 8-K                           43
     Item 14.  Financial Statement Schedule                               45

Introductory Statement
----------------------

     This annual report on Form 10-KSB/A contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as may, will, should, expect, plan, intend, anticipate, believe, estimate, predict, potential or continue, the negative of such terms, or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. In evaluating these statements, you should specifically consider various factors, including the risks outlined in our former registration statements or future registration statements. These factors may cause our actual results to differ materially from any forward-looking statement.

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

     Audio Conferencing Services. Our ActionCall(SM) audio conferencing services include full service-attended conferencing, reservationless unattended conferencing, and a comprehensive suite of enhanced audio conferencing services. We generate revenues by charging clients a fee per minute for bridging, attendant call management, various value added enhanced services, and charges related to long distance transmission costs.

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

     Video Conferencing Services. We offer our ActionView(SM) video conferencing through our multipoint video bridging centers in Dallas, Paris, Amsterdam, and London, as well as through outsourced arrangements in Australia and Canada. Our offerings include full-service and advanced technical management features such as:
     .    Operator-controlled conferences.
     .    Continuous presence features
     .    Reservations and scheduling management.
     .    Room reservations.
     .    Video taping and cassettes.
     .    Multiple line speeds and voice-activated switching controls.
     .    Training, installation, and maintenance equipment.
     .    Video conferencing site certification.

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

     Data and Internet Conferencing Services. An outgrowth of the Internet is the use of data conferencing to broadcast data for viewing by participants during an audio or video meeting. We enhance the audio or video conference by simultaneously transmitting data through our ActionData(SM) suite of services over the Internet or a corporate intranet to personal computers of participants. While not interactive, Internet streaming broadcasts are especially useful in large conferences to enhance the audio or video interaction. These services enable:
     . Interactive audio or video conferences with simultaneous data streaming.
     . Collaborative revision of data by participants equipped with appropriate software.
     . Viewing of whiteboard illustrations, slide presentations, or drawings.

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

Currently, we provide the following data and Internet-based services:
     . ActionCast(SM) - one-way audio streaming for up to 5,000 passive participants, for example, stockholders listening to analysts.
     .    ActionCastPlus(SM) - audio streaming plus a PowerPoint(R)
          presentation.
     .    ActionVideo(SM) - audio and video streaming over the Internet.
     .    ActionEmail(SM) - broadcast email services.
     .    WebRez(SM) - teleconference reservations accessed by Internet.
     .    ActionConnect - a web-based unattended conferencing service.
We will continue to provide these services as we roll out our Action VOIP conferencing service.

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

       --------------------------------------------------------------------------------------------
                                                                                        Year
            Location              Country                  Description              Established
       --------------------------------------------------------------------------------------------
          Denver              United States           Sales and operations            1990
       --------------------------------------------------------------------------------------------
          London              United Kingdom          Sales and operations            1992
       --------------------------------------------------------------------------------------------
          Amsterdam           Netherlands             Sales and operations            1995
       --------------------------------------------------------------------------------------------
          Brussels            Belgium                 Sales office                    1998
       --------------------------------------------------------------------------------------------
          Sydney              Australia               Sales and operations            1997
       --------------------------------------------------------------------------------------------
          Holmdel             United States           Sales and operations            1997
       --------------------------------------------------------------------------------------------
          Paris               France                  Sales and operations            1997
       --------------------------------------------------------------------------------------------
          Ottawa              Canada                  Sales and operations            1998
       --------------------------------------------------------------------------------------------
          Toronto             Canada                  Sales and operations            1998
       --------------------------------------------------------------------------------------------
          Frankfurt           Germany                 Sales office                    1998
       --------------------------------------------------------------------------------------------
          Adelaide            Australia               Sales and operations            1999
       --------------------------------------------------------------------------------------------
          Dallas              United States           Sales and operations            1999
       --------------------------------------------------------------------------------------------
          Hong Kong           China                   Sales and operations            1999
       --------------------------------------------------------------------------------------------

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

PART II

Item 5.   Market for common equity and related stockholder matters
          --------------------------------------------------------

Our common shares have been traded on the Nasdaq SmallCap Market under the symbol ACTT since March 11, 1996. For the period from January 1, 1997 through December 31, 1999 the high and low closing sales prices for our common stock for each quarter as reported by NASDAQ were:

                          Price Range of Common Stock

                                                                           High       Low
                                                                           ----       ---
     Fiscal year ended December 31, 1997
          First Quarter ..............................................    $5.00      $2.88
          Second Quarter .............................................     7.50       4.99
          Third Quarter ..............................................    13.05       8.25
          Fourth Quarter .............................................     9.13       4.50
     Fiscal year ended December 31, 1998
          First Quarter ..............................................    10.00       5.88
          Second Quarter .............................................    11.63       8.00
          Third Quarter ..............................................    10.63       6.50
          Fourth Quarter .............................................     7.25       5.25
     Fiscal year ended December 31, 1999
          First Quarter ..............................................     5.63       4.63
          Second Quarter .............................................     6.63       4.00
          Third Quarter ..............................................     9.63       5.00
          Fourth Quarter .............................................     9.00       6.00

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

The following table shows revenues by major product sector over the past 3 years:

($000)                                                               1999              1998              1997
                                                                     ----              ----              ----
Conferencing Services
   Audio conferencing services                                    $25,133           $14,627           $ 9,493
   Video, data and Internet-based services                          1,717             1,296               561
                                                                    -----             -----               ---
                                                                   26,850            15,923            10,054
   Growth Rates %                                                      69%               58%               69%
Equipment Sales
   Video conferencing equipment                                     1,479             3,087               180
                                                                -----------------------------------------------
Total                                                             $28,329           $19,010           $10,234
                                                                ===============================================
     Growth Rates %                                                    49%               86%               65%

Components of Major Revenue and Expense Items

Net Revenues. We earn revenues from fees charged to clients for audio, video, data and Internet-based teleconference bridging services, from charges for enhanced services, and from rebilling certain long-distance telephone costs. We also earn revenues from video equipment sales.

Cost of Services. Cost of services consists of telephony costs, depreciation on our teleconferencing bridges and telecommunications equipment, equipment product costs, operator and operations management salaries and office expenses for operations staff.

Selling, General, and Administration expense. Selling, general, and administration expense consist of salaries, benefits, and office expenses of our selling and administrative organizations.

Cost as a percentage of sales
The following table outlines certain items in our income statement as a percentage of sales for each of the last three years:

                                                              Years Ended December 31
                                                          1999          1998         1997
---------------------------------------------------------------------------------------------
Net revenues                                              100%          100%         100%
Cost of services                                          (52)          (57)         (46)
                                                     ----------------------------------------
Gross profit                                               48            43           54
Selling, general and administration expense               (43)          (48)         (52)
                                                     ----------------------------------------
Operating income                                            5            (5)           2
Interest expense                                           (3)           (3)          (1)
                                                     ----------------------------------------
Net income before taxes and minority interest               2            (8)           1
Minority interest and income taxes                         (2)           (3)          (5)
                                                     ----------------------------------------
Net income (loss)                                           -           (11)          (4)
                                                     ========================================

Results of Operations

Fiscal Year Ended December 31, 1999, compared to Fiscal Year Ended December 31, 1998

Net Revenues. Net revenues increased 49% to $28.3 million for the year ended December 31, 1999, compared to $19 million for 1998. The 49% revenue growth resulted from an increase in sales to established customers as well as from sales to new customers. Audio conferencing revenues grew by 72% while video, data, Internet and other enhanced conferencing services grew by 32%. Audio conferencing accounted for 89% and 77% of our revenues in 1999 and 1998, respectively. During 1999 we de-emphasized the sales of video equipment due to low margins in that sector, with the result that video equipment sales accounted for 5% of total revenues in 1999, a reduction of 52%.

Gross Profit. Gross profit increased 67% to $13.5 million for the year ended December 31, 1999, compared to $8.1 million for the prior year, reflecting the achievement of significant economies of scale associated with volume increases in all service sector categories. Gross margin increased to 48% of net revenues for the year ended December 31, 1999, compared to 43% of net revenues for 1998.

Selling, General and Administration Expense. Selling, general, and administration expense for the year ended December 31, 1999 were $11.9 million, or 42% of revenue, compared to $9.1 million or 48% of revenue for 1998. The 32% increase in such expense was incurred mainly as a result of the increase in selling, general and administrative staff in new operations as well as marketing expense incurred to introduce new products and services associated with Internet-based and other high-speed digital conferencing products.

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

Provision for Income Taxes. Provision for income taxes increased 3% to $414,866 for the year ended December 31, 1999, compared to $401,762 for 1998, due to increased taxable income earned by our 60% majority-owned United Kingdom subsidiary. We paid no other income taxes due to domestic and international tax loss carry-forwards of approximately $8.0 million.

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

Selling, General and Administration Expense. Selling, general, and administration expense for the year ended December 31, 1998 were $9.1 million, or 48% of revenue, compared to $5.3 million or 52% of revenue for 1997. The 72% increase in such expense reflected the additional investment in the start up of new international business units.

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

Provision for Income Taxes. Provision for income taxes increased 20.8% to $401,762 for the year ended December 31, 1998, compared to $332,566 for 1997, due to taxable income earned by our 60% majority-owned United Kingdom subsidiary. We paid no other income taxes due to current year and carryforward losses.

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

Net cash used for operating activities for the year ended December 31, 1999 was $1 million, $242,000 in 1998 and $362,000 in 1997. Net cash used for operating activities in 1998 and 1997 consisted primarily of increases in accounts receivable and other assets, partially offset by increases in accounts payable and accrued expenses. In 1999 net cash used for operating activities consisted primarily of an increase in accounts receivable and reductions in accounts payable and accrued expenses.

Net cash used for investing activities consisted of additions to telecommunications and bridging equipment. Net cash used for investing activities was $4.6 million for 1999, $5.5 million in 1998 and $1.8 million in 1997 reflecting our expansion into various countries as well as major capacity expansions in North America.

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

Item 7.  Financial statements and supplementary data
         -------------------------------------------


                                   Contents

Report of Independent Auditors...........................     25
Consolidated Balance Sheets..............................     26
Consolidated Statements of Operations....................     27
Consolidated Statements of Shareholders' Equity..........     28
Consolidated Statements of Cash Flows....................     29
Notes to Consolidated Financial Statements...............  30-41

                         Report of Independent Auditors


The Board of Directors and Shareholders
ACT Teleconferencing, Inc.

We have audited the accompanying consolidated balance sheets of ACT Teleconferencing, Inc. as of December 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1999. Our audit also included the 1999 financial statement schedules included in Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ACT Teleconferencing, Inc. at December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related 1999 financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


                                                   /s/ ERNST & YOUNG LLP

Denver, Colorado
February 8, 2000

                        PART I -- FINANCIAL INFORMATION
                                  ---------------------

Item 1. FINANCIAL STATEMENTS

                          ACT Teleconferencing, Inc.
                          Consolidated Balance Sheets

                                                                                           December 31,
                                                                                     1999                1998
                                                                                 ---------------------------------
Assets
Current Assets:
   Cash and cash equivalents                                                     $   1,532,551      $     369,407
   Accounts receivable (net of allowance for doubtful accounts
     of $153,677 and $32,644 in 1999 and 1998 respectively)                          6,606,641          4,295,216
   Prepaid expenses                                                                    847,021            571,597
   Inventory                                                                           129,519            269,796
                                                                                 ---------------------------------
   Total current assets                                                              9,115,732          5,506,016

Equipment:
  Telecommunications equipment                                                       8,254,966          5,840,969
  Office equipment                                                                   6,383,765          4,205,347
  Less:  accumulated depreciation                                                   (3,363,484)        (1,969,428)
                                                                                 ---------------------------------
  Total equipment - net                                                             11,275,247          8,076,888

Other Assets:
  Goodwill (net of accumulated amortization of $247,980 and
  $136,340 in 1999 and 1998 respectively)                                            1,456,944          1,537,321
  Deferred loan placement fees                                                         250,420            205,975

                                                                                 ---------------------------------
Total assets                                                                     $  22,098,343      $  15,326,200
                                                                                 =================================

Liabilities and shareholders' equity
Current liabilities:
  Current portion of debt                                                        $   2,313,454      $     686,691
  Accounts payable                                                                   2,541,822          2,935,331
  Accrued liabilities                                                                1,492,382          1,814,877
  Capital lease obligations due in one year                                            609,076          1,111,126
  Income taxes payable                                                                 589,666            215,895
                                                                                 ---------------------------------
  Total current liabilities                                                          7,546,400          6,763,920

Long-term debt                                                                       3,778,614          3,940,867

Capital lease obligations due after one year                                         1,223,795          1,008,184

Preferred stock, no par value, 1,000,000 shares authorized;
2,000 issued (net of deferred placement cost of $306,994)                            1,693,006                  -

Deferred income taxes (United Kingdom)                                                 320,112            302,145

Minority interest                                                                      967,559            806,519

Shareholders' equity:
  Common stock, no par value; 10,000,000 shares authorized
     4,595,947 and 3,755,633 shares issued and outstanding
     in 1999 and 1998 respectively                                                  11,378,103          7,463,931
  Additional paid in capital                                                            99,900                  -
  Accumulated deficit                                                               (4,809,176)        (4,846,194)
  Accumulated other comprehensive loss                                                 (99,970)          (113,172)
                                                                                 ---------------------------------
  Total Shareholders' equity                                                         6,568,857          2,504,565

                                                                                 ---------------------------------
Total liabilities and shareholders' equity                                       $  22,098,343      $  15,326,200
                                                                                 =================================

See notes to consolidated financial statements.

                          ACT Teleconferencing, Inc.
                     Consolidated Statements of Operations

                                                                                     Year Ended December 31,
                                                                         1999                  1998                1997
                                                                    --------------        --------------       -------------
Net revenues                                                        $  28,328,791         $  19,009,645        $ 10,234,403

Cost of Services                                                      (14,797,606)          (10,881,556)         (4,727,236)
                                                                    --------------        --------------       -------------

Gross Profit                                                           13,531,185             8,128,089           5,507,167

Selling, general and administration expense                           (11,991,914)           (9,121,235)         (5,309,444)

                                                                    --------------        --------------       -------------
Operating Income                                                        1,539,271              (993,146)            197,723

Interest expense                                                         (848,013)             (532,322)            (99,496)

                                                                    --------------        --------------       -------------
Income (loss) before income taxes and minority interest                   691,258            (1,525,468)             98,227

Provision for income taxes                                               (414,866)             (401,762)           (332,566)
                                                                    --------------        --------------        ------------

Income (loss) before minority interest                                    276,392            (1,927,230)           (234,339)

Minority interest in earnings of consolidated subsidiary                (194,967)              (189,895)           (202,469)
                                                                    --------------        --------------       -------------
Net income (loss)                                                   $      81,425         $  (2,117,125)       $   (436,808)
                                                                    ==============        ==============       =============
Net income (loss) per share-basic and fully diluted                 $        0.01         $       (0.58)       $      (0.14)
                                                                    ==============        ==============       =============
Weighted average number of shares outstanding-basic                     4,393,963             3,647,188           3,204,747
                                                                    ==============        ==============       =============
Weighted average number of shares outstanding-fully diluted             4,655,501                     -                   -
                                                                    ==============        ==============       =============

See notes to consolidated financial statements.

                          ACT Teleconferencing, Inc.
                Consolidated Statements of Shareholders' Equity

                                 Common Stock


                                                    Common Stock                          Accumulated
                                                          Shares           Value              Deficit
                                                    -------------------------------------------------
Balance at December 31, 1996                           2,939,930       $  4,022,671      $ (2,292,261)
Employee stock option exercise                            43,500             52,000
Shares issued in connection with
  exercise of warrants                                   514,950          1,520,834
Share issuance as fee to warrant
  placement agent                                         33,000            115,500
Shares issued for acquisitions                            81,378            447,579
Comprehensive loss
  Net loss                                                                                   (436,808)
  Other comprehensive loss, net of tax
  Foreign currency translation adjustment

Total comprehensive loss

                                                    -------------------------------------------------
Balance at December 31, 1997                           3,612,758       $  6,158,584      $ (2,729,069)
Shares issued in connection with
  exercise of warrants                                    26,893            136,000
Employee stock option exercise                             2,000              6,000
Issue of warrants in lieu of interest                                       486,521
Shares issued for acquisitions                           113,982            676,826
Comprehensive loss
  Net loss                                                                                 (2,117,125)
  Other comprehensive loss, net of tax
  Foreign currency translation adjustment


Total comprehensive loss
                                                -----------------------------------------------------
Balance at December 31, 1998                           3,755,633       $  7,463,931      $ (4,846,194)
Shares issued in connection with
  exercise of warrants                                   562,654          2,619,890
Issuance of private placement shares                     109,912            592,505
Shares issued in connection with
  the employee stock purchase plan                        12,304             50,990
Shares issued as payment for
  consulting fees                                         30,500             84,591
Employee stock option exercise                             4,500             12,660
Exercise of unit purchase option                         120,444            553,537
Additional paid in capital-warrant issue                                     99,900
  Preferred dividend                                                                          (44,407)
Comprehensive income
  Net Income                                                                                   81,425
  Other comprehensive loss, net of tax
  Foreign currency translation adjustment


Total comprehensive income
                                                    -------------------------------------------------
Balance at December 31, 1999                           4,595,947      $  11,478,003      $ (4,809,176)
                                                    =================================================

                                                      Accumulated
                                                            other
                                                    comprehensive
                                                    income (loss)              Total
                                                    --------------------------------
Balance at December 31, 1996                           $   37,547        $ 1,767,957
Employee stock option exercise                                                52,000
Shares issued in connection with
  exercise of warrants                                                     1,520,834
Share issuance as fee to warrant
  placement agent                                                            115,500
Shares issued for acquisitions                                               447,579
Comprehensive loss
  Net loss                                                                  (436,808)
  Other comprehensive loss, net of tax
  Foreign currency translation adjustment                 (89,129)           (89,129)
                                                                         -----------
Total comprehensive loss                                                 $  (525,937)
                                                       ------------------===========
Balance at December 31, 1997                           $  (51,582)       $ 3,377,933
Shares issued in connection with
  exercise of warrants                                                       136,000
Employee stock option exercise                                                 6,000
Issue of warrants in lieu of interest                                        486,521
Shares issued for acquisitions                                               676,826
Comprehensive loss

  Net loss                                                                (2,117,125)
  Other comprehensive loss, net of tax
  Foreign currency translation adjustment                 (61,590)           (61,590)
                                                                         -----------
Total comprehensive loss                                                 $(2,178,715)
                                                       ------------------===========
Balance at December 31, 1998                           $ (113,172)       $ 2,504,565
Shares issued in connection with
  exercise of warrants                                                     2,619,890
Issuance of private placement shares                                         592,505
Shares issued in connection with
  the employee stock purchase plan                                            50,990
Shares issued as payment for
  consulting fees                                                             84,591
Employee stock option exercise                                                12,660
Exercise of unit purchase option                                             553,537
Additional paid in capital-warrant issue                                      99,900
  Preferred dividend                                                         (44,407)
Comprehensive income
  Net Income                                                                  81,425
  Other comprehensive loss, net of tax
  Foreign currency translation adjustment                  13,202             13,202
                                                       -----------------------------
Total comprehensive income                                               $    94,627
                                                       ------------------===========
Balance at December 31, 1999                           $  (99,970)       $ 6,568,857
                                                       =============================

See notes to consolidated financial statements.

                                              ACT Teleconferencing, Inc
                                        Consolidated Statements of Cash Flow

                                                                                         Year ended December 31,
                                                                             1999                 1998                1997
                                                                      -----------------    -----------------    ----------------
Operating activities
Net income (loss)                                                           $    81,425         $ (2,117,125)       $   (436,808)
Adjustments to reconcile net income (loss) to net cash used
   for operating activities:
  Depreciation                                                                1,394,056              874,489             358,382
  Amortization of goodwill                                                       80,377               57,920              18,054
  Deferred income tax                                                            17,967              184,691              76,416
  Minority interest                                                             161,040              199,275             202,469
                                                                      -----------------    -----------------    ----------------
  Cash flow before changes in operating assets and liabilities:               1,734,865             (800,750)            218,513

Changes in operating assets and liabilities (net of effect of business combinations):
  Accounts receivable                                                        (2,287,387)          (1,324,560)         (1,310,000)
  Inventory                                                                     140,277             (133,680)             73,276
  Prepaid expenses and other assets                                            (275,424)            (364,794)           (124,612)
  Accounts payable                                                             (425,438)           1,471,474             288,217
  Income tax payable                                                            373,771              (84,506)            136,243
  Accrued liabilities                                                          (322,495)             994,452             356,356
                                                                      -----------------    -----------------    ----------------
Net cash used for operating activities                                       (1,061,831)            (242,364)           (362,007)

Investing activities
Property and equipment purchases                                             (4,592,415)          (5,268,971)         (1,618,359)
Short term notes redeemed                                                       (24,037)              11,776             (26,739)
Sale of marketable securities                                                       -                 50,000                 -
Cash paid for acquisitions net of cash acquired                                     -               (249,298)           (101,257)
                                                                      -----------------    -----------------    ----------------
Net cash used for investing activities                                       (4,616,452)          (5,456,493)         (1,746,355)

Financing activities
Net proceeds from the issuance of debt                                        1,178,071            5,255,875             258,985
Net proceeds from issuance of common stock                                    4,014,072              628,521           1,688,334
Net proceeds from issuance of preferred stock                                 1,680,526
Deferred loan issuance costs                                                    (44,445)            (205,975)                -
                                                                      -----------------    -----------------    ----------------
Net cash provided by financing activities                                     6,828,224            5,678,421           1,947,319

Effect of exchange rate changes on cash                                          13,202              (61,590)             (9,265)

                                                                      -----------------    -----------------    ----------------
Net increase (decrease) in cash and cash equivalents                          1,163,143              (82,026)           (170,308)

Cash and cash equivalents, beginning of year                                    369,408              451,434             621,742

                                                                      -----------------    -----------------    ----------------
Cash and cash equivalents, end of year                                      $ 1,532,551         $    369,408        $    451,434
                                                                      =================    =================    ================

See notes to consolidated financial statements.

                           ACT Teleconferencing, Inc.
                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998


1. Organization and Significant Accounting Policies

Business

ACT Teleconferencing, Inc. (the Company) is engaged in the business of providing high quality audio, video, data and Internet conferencing products and services to business clients worldwide. The Company operates principally in the United States, Canada, the United Kingdom, France, the Netherlands, Belgium, Germany, Australia and Hong Kong.

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

Reclassifications

Certain reclassifications have been made to the 1998 financial statement presentation in order to conform to the 1999 presentation.

2. Long and short term debt
                                                                       December 31,
                                                                 1999                 1998
                                                            ----------------------------------
 ACT Teleconferencing Services, Inc., a United
 States subsidiary, has a line of credit
 secured by all tangible and intangible assets
 with the exception of leased assets of its
 operations. The line of credit carries an
 interest rate of 2% above the prime rate
 (7.5% at December 31, 1999), no less than 9%
 per annum with a borrowing base restricted to
 qualified accounts receivable up to $2
 million.                                                   $ 1,429,511                    $ -

 Revolving lines of credit, available through
 various banks, secured by accounts receivable
 and mortgage debenture over assets. These
 short-term financings bear interest rates
 ranging from 2% to 3.75% above the bank's
 prime rate. The maximum borrowing base ranges
 from $32,800 to $825,000.                                      109,284                 617,377

 Subordinated debt financing - promissory note
 payable by ACT Teleconferencing, Inc. bearing
 an interest rate of 13.5% per annum with
 monthly interest payments of $28,125.
 Principal is due on the maturity date of
 March 31, 2003. The note is secured by a
 second lien on Company assets, subordinated
 to the Company's senior lenders.                             2,500,000               2,500,000

 Line of credit to equipment vendor owed by
 ACT Teleconferencing, Inc. bearing interest
 at 6% per annum. Payments are due in monthly
 installments calculated on 6% of principal
 balance and interest. This facility is
 limited to $1,000,000.                                         925,809                 717,968

 Subordinated two-year convertible note to an
 equipment vendor payable by ACT
 Teleconferencing, Inc. bearing interest at
 9%, with principal due on July 31, 2001. This
 note will be converted into common stock at a
 conversion price of $7 per share if it is not
 repaid on or before due date.                                  500,000                      -

 Note payable by a subsidiary to an equipment
 vendor at an interest rate of 7% until 2002.
 Payments of $93,333 are due annually.                          280,000                 280,000

 Notes payable to vendors bearing interest at rates from 14.157% to 16.75% due in monthly interest and principal repayments of $13,525.
 These notes are

 collateralized by certain telecommunications
 and bridging equipment owned by a
 subsidiary.                                                396,845        493,295

 Bank notes payable bearing interest at rates ranging
 from 6% to 9.6%. Monthly or quarterly payments are
 made in accordance with the debt agreements. The
 notes are secured by registered mortgage debentures or
 corporate guarantee. Maturity dates range from August
 2002 to September 2003.                                    266,860        432,464

                                                         --------------------------
                                                          6,408,309      5,041,104
Less deferred interest cost                                (316,241)      (413,546)
                                                         --------------------------
Subtotal                                                  6,092,068      4,627,558
Less, current portion of long term debt                  (2,313,454)      (686,691)
                                                         --------------------------
Long term debt                                           $ 3,778,614    $3,940,867
                                                         ==========================

Total interest paid on notes and capitalized leases for the year ended December 31, 1999, 1998 and 1997 amounted to $848,013, $532,322 and $99,496, respectively.

The aggregate minimum annual payments as of December 31, 1999 for long term debt are as follows:

2000                                                                  $2,313,453
2001                                                                   1,136,406
2002                                                                     415,259
2003                                                                      43,191
2004 and thereafter                                                    2,500,000
                                                                      ----------
                                                                      $6,408,309
                                                                      ==========

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

The following property is secured under capital leases:

                                                                   December 31,
                                                                1999             1998
                                                          ---------------------------------
Telecommunications and office equipment, computers and
 furniture                                                      $2,582,438     $2,317,286

Less accumulated depreciation                                     (498,281)      (278,613)
                                                          ---------------------------------
Net value of equipment secured                                  $2,084,157     $2,038,676
                                                          =================================

The aggregate minimum annual commitments for operating and capital leases as of December 31, 1999 are as follows:

                                                                Operating            Capital
                                                                 Leases              Leases
                                                                ---------------------------------
     2000                                                         $1,568,365         $   807,685
     2001                                                          1,294,032             716,823
     2002                                                          1,100,143             418,740
     2003                                                            700,730             222,435
     2004 and thereafter                                             576,048               5,257
                                                                ---------------------------------
     Total minimum lease payments                                 $5,239,318         $ 2,170,940
                                                                ============
     Less amounts representing interest                                                 (338,069)
     Present value of net minimum capital
                                                                                     ------------
        leases payments                                                              $ 1,832,871
     Less capital lease obligations due
        within one year                                                                 (609,076)
                                                                                     ------------
     Capital lease obligations due after one year                                    $ 1,223,795
                                                                                     ============

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows:
                                 1999             1998            1997
                                 ----             ----            ----
Pro forma net loss           $(1,001,935)      $(2,746,828)    $(714,230)
Pro forma loss per share     $      (.23)      $      (.75)    $    (.22)

A summary of the Company's stock option activity, and related information for the years ended December 31 follows:

                                             1999                       1998                         1997
                                             ----                       ----                         ----
                                                  Weighted-                   Weighted-                      Weighted-
                                    Options        Average        Options      Average        Options         Average
                                    -------                       -------                     -------
                                                  Exercise                    Exercise                       Exercise
                                                    Price                       Price                          Price
                                                    -----                       -----                          -----
Outstanding-beginning of year        902,437        $4.89         730,400       $4.02          454,300         $2.53
Granted                              221,700         5.18         232,693        7.54          325,100          5.62
Exercised                             (4,500)        3.00          (2,000)       3.00          (43,500)         1.20
Forfeited                            (13,285)        7.35         (58,656)       4.69           (5,500)         2.00
                                   ---------                      -------                      -------

Outstanding-end of year            1,106,352        $4.93         902,437       $4.89          730,400         $4.02
                                   =========                      =======                      =======

Exercisable at end of year           561,837        $4.02         341,675       $3.15          186,350         $5.62

Weighted-average fair value of
 options granted during the year
  Market price equals exercise
   price                          $     3.78                     $   6.68                        $3.74

  Market price exceeds exercise
   price                          $     4.05                     $   6.25                            -

  Market price is less than
   exercise price                          -                     $   3.94                            -

The following table summarizes our stock options outstanding at December 31,
1999:
                              Weighted-Average
  Exercise Price                 remaining        Weighted-Average
      Range         Shares    contractual life     exercise price
      -----         ------    ----------------     --------------
        $2.00       98,500         4.7  years           $2.00
  $2.75-$3.03      347,800         6.86 years           $2.98
  $4.25-$5.25      148,640         9.5  years           $4.37
  $5.00-$6.05      323,900         8.66 years           $5.70
  $6.50-$7.00       71,700           10 years           $6.86
        $9.00      115,812         8.5  years           $9.00
                   -------
                 1,106,352

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

For financial reporting purposes, income before income taxes includes the following components:
                                       1999            1998            1997
                                  ----------------------------------------------
          Pretax income (loss):
                 United States       $710,747      $(1,701,724)     $(564,701)
                 Foreign              (19,489)         176,256        662,928
                                  ----------------------------------------------
                                     $691,258      $(1,525,468)     $  98,227
                                  ----------------------------------------------

The provision for income taxes for the years ended December 31, is comprised of the following:

                                1999           1998           1997
                        -------------------------------------------------
          Current             $393,331       $217,242       $256,154
          Deferred              18,138        184,520         76,412
                        -------------------------------------------------
                              $411,469       $401,762       $332,566
                        =================================================

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of December 31 are as follows:

                                                           1999              1998              1997
                                                 -------------------------------------------------------------
Deferred Tax Liabilities-Domestic
 Tax depreciation in excess of book depreciation     $   (495,227)       $  (257,627)      $  (100,267)

Deferred Tax Assets-Domestic
 Net operating loss carry-forward                       1,826,424          2,019,656           926,714
 Reserves for doubtful accounts                            28,723              7,764             3,850
 Other                                                    (93,998)           (41,106)           12,381
                                                 -------------------------------------------------------------
                                                        1,761,149          1,986,314           942,945

Valuation allowance for deferred tax assets            (1,265,922)        (1,728,687)         (842,678)
                                                 -------------------------------------------------------------
Net deferred tax-Domestic                            $          -        $         -       $         -
                                                 =============================================================

Deferred Tax Liabilities-International
 Tax depreciation in excess of book depreciation     $    320,112        $  (302,145)      $  (117,454)

Deferred Tax Assets-International
 Net operating loss carry-forward                       1,096,655            698,677           335,088
 Other                                                          -                  -             3,234

Valuation allowance for deferred tax assets            (1,096,655)          (698,677)         (338,322)
                                                 -------------------------------------------------------------
Net deferred tax liability-International             $   (320,112)       $  (302,145)      $  (117,454)
                                                 =============================================================

The reconciliation of income tax attributable to continuing operations computed at the U.S. federal statutory tax rates to actual income tax expense is:

                                           1999             1998              1997
                                     ------------------------------------------------
Expected rate at 35%                   $241,940          $(533,914)        $ 34,379
Effect of permanent difference           41,567             38,172           26,163
Utilization of NOL's                    (40,339)                 -                -
Foreign taxes                           (38,692)           (47,024)         (17,194)
Valuation allowance                     210,390            944,528          289,238
                                     ------------------------------------------------
                                       $414,866          $ 401,762         $332,586

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

7. Business Segment Analysis

The Company offers a broad range of audio, video, data, and Internet teleconferencing services and products to corporate business clients and institutions, and these products and services are considered one line of business. The Company's management makes decisions on resource allocation and assesses performance based on the market potential of each operating location. Each of the locations offers the same products and services, has similar customers and teleconferencing equipment, and is managed directly by the Company's executives, allowing all locations to be aggregated under the guidelines of FAS 131 resulting in one reportable line of business. Audio conferencing services presently comprise approximately 90% of total services. Video, data, and Internet conferencing are presently services which are offered together with the audio product offering and their revenues are approximately 10% of total revenues. The following is a summary of the significant geographic markets:

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

Item 13(a).    Exhibits
               --------

Exhibit No.    Description
-----------    -----------
3.1/(1)/       Restated articles of incorporation of ACT April 15, 1996, as amended October 18, 1999
3.2/(2)/       Bylaws of ACT, amended as of April 15, 1996
3.3            Articles of amendment to articles of incorporation, Article XII
4.1/(3)/       Form of specimen certificate for common stock of ACT
10.1/(3)/      Stock option plan of 1991, as amended, authorizing 400,000 shares of common stock for issuance under the plan
10.2/(3)/      Form of stock option agreement
10.3/(3)/      Form of common stock purchase warrant
10.10/(3)/     Split dollar insurance agreement dated March 1, 1990, between ACT and Gerald D. Van Eeckhout
10.11/(3)/     Service agreement dated April 10, 1992 between David Holden and
               ACT Teleconferencing Limited
10.19/(4)/     Stock option plan of 1996, as amended
10.20/(5)/     Employee stock purchase plan
10.22/(6)/     Loan and security agreement dated March 31, 1998 and form of stock purchase warrant with Sirrom Capital Corporation and
               Equitas L.P.
10.23/(6)/     Loan agreement with Key Bank, N.A.
10.24/(7)/     Lease commitment and warrant with R.C.C. Finance Group Ltd.
10.25/(7)/     Contract for the supply of conferencing services design
               development and information signed July 14, 1998 between ACT
               Teleconferencing Services, Inc. and Concert Global Networks
               Limited
10.26/(7)/     Agreement for the supply of conferencing services signed July 14,
               1998 between ACT Teleconferencing Services, Inc. and Concert
               Global Networks Limited
10.27/(7)/     Agreement for videoconferencing equipment and services (GTE
               Telephone Operating Companies) dated October 1, 1998
21             Subsidiaries of ACT Teleconferencing, Inc.
23.1           Consent of Ernst & Young LLP
24.1           Power of attorney
27.1           Financial data schedule

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

/(6)/ Incorporated by reference, attached an exhibit of the same number to our Amendment No. 1 to Form 10-QSB for the quarter ended June 30, 1998, filed with the SEC on August 24, 1998 (originally filed under cover of Form SE on August 14, 1998) File 0-27560.

/(7)/ Incorporated by reference, attached as an exhibit of the same number to our Form 10-QSB for the quarter ending September 30, 1998, filed with the SEC on November 16, 1998, File 0-27560.

Item 13(b).    Reports on Form 8-K

     We filed a report on Form 8-K with the SEC on December 7, 1999.

Item 14(a). Financial Statement Schedule

SCHEDULE I

ACT Teleconferencing, Inc. (PARENT-ONLY SUPPLEMENTAL FINANCIAL STATEMENTS)

CONDENSED BALANCE SHEETS

                                                                                                              December 31
                                                                                                       1999                1998
                                                                                           ----------------------------------------
Assets
Current Assets:
  Current Assets                                                                                  $  1,470,901        $    212,891
  Intercompany Receivable                                                                            9,524,348           5,115,274
                                                                                                  ------------        ------------
  Total current assets                                                                              10,995,249           5,328,165
  Equipment (net of accumulated depreciation of $126,000 and $64,000)                                  245,837             535,396
  Deferred loan placement fees                                                                         250,420             205,975
  Investment in subsidiaries                                                                         2,909,345           1,160,694
                                                                                                  ------------        ------------
Total Assets                                                                                      $ 14,400,851        $  7,230,230
                                                                                                  ============        ============

Liabilities and Shareholders' equity
Current Liabilities:
  Current portion of debt                                                                         $    485,198        $    569,314
  Accrued liabilities                                                                                  396,005             801,707
  Intercompany payable                                                                               2,129,347             959,482
                                                                                                  ------------        ------------
  Total current liabilities                                                                          3,010,550           2,330,503
Long Term Debt                                                                                       3,128,438           2,395,162
Preferred stock, no par value, 1000,000 shares authorized; 2,000 issued                              1,693,006                   -
Shareholders' equity
  Common stock, no par value; 10,000,000 shares authorized
  4,595,947 and 3,755,633 shares issued and outstanding in 1999 and 1998, respectively              11,378,103           7,463,931
  Additional paid in Capital                                                                            99,900                   -
  Accumulated Deficit                                                                               (4,909,146)         (4,959,366)
                                                                                                  ------------        ------------
  Total Shareholders' equity                                                                         6,568,857           2,504,565
                                                                                                  ------------        ------------
Total liabilities and shareholders' equity                                                        $ 14,400,851        $  7,230,230
                                                                                                  ============        ============

CONDENSED STATEMENTS OF OPERATIONS

                                                                                           Year ended December 31, 2000
                                                                                    1999               1998               1997
                                                                               -----------        ------------         -----------
Selling, general and administration expense                                    $ 1,181,353        $  1,191,308         $   569,083
Interest expense, net                                                              423,340             305,313               2,255
Equity in undistributed earnings of subsidiaries                                 1,686,118            (620,504)            134,530
                                                                               -----------        ------------         -----------
Net income (loss) for the year                                                 $    81,425        $ (2,117,125)        $  (436,808)
                                                                               ===========        ============         ===========

ACT Teleconferencing, Inc. (PARENT-ONLY SUPPLEMENTAL FINANCIAL STATEMENTS)

CONDENSED STATEMENTS OF CASH FLOW

                                                                                Year ended December 31

Operating activities                                           1999                    1998                   1997
                                                        ---------------------------------------------------------------------
Net income (loss)                                        $          81,425            $  (2,117,125)            $    (436,808)
Adjustments to reconcile net income (loss)
  to net cash used for operating activities:
  Depreciation                                                      62,541                   50,671                    10,004
  Changes in orperating assets and
    liabilities, net of effects of business
    combinations:
    Current Assets                                                (118,378)                (166,442)                  (11,095)
    Intercompany Receivable                                     (4,409,074)              (2,006,761)               (1,734,839)
    Accrued Liabilities                                            (68,346)                 421,716                   (14,349)
    Intercompany Payable                                         1,169,865                  539,273                   390,738
                                                        ------------------            -------------             -------------
    Net cash used for operating activities                      (3,281,967)              (3,278,668)               (1,796,349)

Investing activities
Property and equipment purchases                                   227,018                 (422,396)                  (66,458)
Short term notes redeemed                                          (24,000)                  11,000                   (26,000)
Sale of marketable securities                                                                50,000
Investment in subsidiaries                                      (1,748,651)                 493,173                  (250,828)
Cash paid for acquisitions net of cash acquired                          -                 (249,298)                 (101,257)
                                                        ------------------            -------------             -------------
Net cash used for investing activities                          (1,545,633)                (117,521)                 (444,543)

Financing activities
Net proceeds from the issuance of debt                             311,804                2,848,749                   455,674
Net proceeds from the issuance of common stock                   4,014,072                  628,521                 1,688,334
Net proceeds from the issuance of preferred stock                1,693,006
Deferred loan issuance costs                                       (44,445)                (205,975)
                                                        ------------------            -------------             -------------
Net cash provided by financing activities                        5,974,437                3,271,295                 2,144,008
Effect of exchange rate changes on cash                            (31,204)                       -                         -
                                                        ------------------            -------------             -------------
Net increase (decrease) in cash and cash equivalents             1,115,633                 (124,894)                  (96,884)
Cash and cash equivalents beginning of year                              -                  124,894                   221,778
                                                        ------------------            -------------             -------------
Cash and cash equivalents, end of year                   $       1,115,633            $           -             $     124,894
                                                        ==================            =============             =============

ACT Teleconferencing, Inc. (PARENT-ONLY SUPPLEMENTAL FINANCIAL STATEMENTS)

CONDENSED SUPPLEMENTAL FINANCIAL INFORMATION OF THE REGISTRANT

NOTES TO CONDENSED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Principles of Consolidation - The financial statements of ACT Teleconferencing, Inc., the Company, reflect the investments in their wholly-owned subsidiaries under the equity method.

Consolidated Financial Statements - Reference is made to the Consolidated Financial Statements and related Notes of ACT Teleconferencing, Inc. included elsewhere herein for additional information.

Debt and Guarantees - Information on the debt of the Company is disclosed in
Note 2 of the Notes to Consolidated Financial Statements of ACT Teleconferencing, Inc. included elsewhere herein. Certain subsidiaries of the Company have guaranteed debt of $2,500,000 which is due on March 31, 2003. The Company's ability to transfer assets from these subsidiaries is restricted under the loan agreement.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             ACT TELECONFERENCING, INC.

Date: February 24, 2000                      By  /s/ Gerald D. Van Eeckhout
      -----------------                        ----------------------------
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

Signature                                                  Title
---------                                                  -----
     /s/ Gerald D. Van Eeckhout                    Chief Executive Officer and Director
------------------------------------
Gerald D. Van Eeckhout                             (Principal Executive Officer)

     /s/ Gavin Thomson                             Chief Financial Officer
------------------------------------
Gavin Thomson                                      (Principal Financial & Accounting Officer)

     /s/ Ronald J. Bach                            Director
------------------------------------
Ronald J. Bach

     /s/ James F. Seifert                          Director
------------------------------------
James F. Seifert

     /s/ Donald Sturtevant                         Director
------------------------------------
Donald Sturtevant

     /s/ Carolyn R. Van Eeckhout                   Director
------------------------------------
Carolyn R. Van Eeckhout

Index to Exhibits

All exhibits are filed electronically or incorporated by reference.

Exhibit No.         Description
-----------         -----------
3.1/(1)/            Restated articles of incorporation of ACT April 15, 1996, as amended October
                    18, 1999
3.2/(2)/            Bylaws of ACT, amended as of April 15, 1996
3.3                 Articles of amendment to articles of incorporation, Article XII
4.1/(3)/            Form of specimen certificate for common stock of ACT
10.1/(3)/           Stock option plan of 1991, as amended, authorizing 400,000 shares of common stock for issuance under the plan
10.2/(3)/           Form of stock option agreement
10.3/(3)/           Form of common stock purchase warrant
10.10/(3)/          Split dollar insurance agreement dated March 1, 1990, between ACT and
                    Gerald D. Van Eeckhout
10.11/(3)/          Service agreement dated April 10, 1992 between David Holden and ACT
                    Teleconferencing Limited
10.19/(4)/          Stock option plan of 1996, as amended
10.20/(5)/          Employee stock purchase plan
10.22/(6)/          Loan and security agreement dated March 31, 1998 and form of stock purchase warrant with Sirrom Capital Corporation and Equitas L.P.
10.23/(6)/          Loan agreement with Key Bank, N.A.
10.24/(7)/          Lease commitment and warrant with R.C.C. Finance Group Ltd.
10.25/(7)/          Contract for the supply of conferencing services design development and information signed July 14, 1998 between ACT Teleconferencing
                    Services, Inc. and Concert Global Networks Limited
10.26/(7)/          Agreement for the supply of conferencing services signed July 14, 1998 between ACT Teleconferencing Services, Inc. and Concert Global
                    Networks Limited
10.27/(7)/          Agreement for videoconferencing equipment and services (GTE
                    Telephone Operating Companies) dated October 1, 1998
21                  Subsidiaries of ACT Teleconferencing, Inc.
23.1                Consent of Ernst & Young LLP
24.1                Power of attorney
27.1                Financial data schedule

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