Form 10-Q
period 2000-06-30
ACT TELECONFERENCING INC
filed 2000-08-14
CIK 918709

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2000
                                      or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to ______.

Commission file number  0-27560
                        -------

                          ACT Teleconferencing, Inc.
--------------------------------------------------------------------------------
          (Name of small business issuer as specified in its charter)

           Colorado                                  84-1132665
(State or other jurisdiction of          (IRS Employer Identification No.)
 incorporation or organization)

              1658 Cole Blvd., Suite 130, Golden, Colorado  80401
--------------------------------------------------------------------------------
              (Address of principle executive offices, Zip code)

                                (303) 235-9000
              (Registrant's telephone number, including area cod)

     Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X     No
   -----     -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of June 30, 2000, 5,630,974 shares of the issuer's common stock were outstanding.


                        This report contains 19 pages.

                           ACT TELECONFERENCING, INC.

                                   FORM 10-Q

                               Table of Contents
                               -----------------


PART I.   Financial Information                                         Page No.

Item 1.   Financial Statements
          Consolidated Balance Sheets                                         3
          Consolidated Statements of Operations                               4
          Consolidated Statements of Shareholders' Equity                     5
          Consolidated Statements of Cash Flow                                6
          Notes to Consolidated Financial Statements                          7

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                           8

PART II.  Other Information

Item 4.   Submission of Matters to a Vote of Security Holders                14

Item 6.   Exhibits and Reports on Form 8-K                                   14

          SIGNATURE                                                          16

Item 1.   FINANCIAL STATEMENTS

                          ACT Teleconferencing, Inc.
                         Consolidated Balance Sheets



                                                                                 June 30           December 31,
                                                                                   2000                1999
                                                                             ------------------------------------
Assets                                                                          (unaudited)          (audited)
Current Assets:
   Cash and cash equivalents                                                 $        3,784,411     $   1,532,551
   Accounts receivable (net of allowance for doubtful accounts
     of $191,452 and $153,677 in 2000 and 1999 respectively)                          7,333,929         6,606,641
   Prepaid expenses                                                                   1,065,784           847,021
   Inventory                                                                            134,585           129,519
                                                                             ------------------------------------
   Total current assets                                                              12,318,709         9,115,732

Equipment:
   Telecommunications equipment                                                       8,779,879         8,254,966
   Office equipment                                                                   7,988,003         6,383,765
   Less:  accumulated depreciation                                                   (4,228,285)       (3,363,484)
                                                                             ------------------------------------
  Total equipment - net                                                              12,539,597        11,275,247

Other Assets:
   Goodwill (net of accumulated amortization of $329,328 and
     $247,980 in 2000 and 1999 respectively)                                          2,366,618         1,456,944
   Deferred loan placement fees                                                         149,628           250,420
Long term note receivable (Related party)                                               148,000                 -
                                                                             ------------------------------------
Total assets                                                                 $       27,522,552     $  22,098,343
                                                                             ====================================

Liabilities and shareholders' equity
Current liabilities:
   Current portion of debt                                                   $        1,658,015     $   2,313,454
   Accounts payable                                                                   2,456,382         2,541,822
   Accrued liabilities                                                                2,120,574         1,492,382
   Capital lease obligations due in one year                                            601,124           609,076
   Income taxes payable                                                                 827,512           589,666
                                                                             ------------------------------------
   Total current liabilites                                                           7,663,607         7,546,400

Long-term debt                                                                        4,121,305         3,778,614

Capital lease obigations due after one year                                           1,030,662         1,223,795

Preferred stock, no par value, 1,000,000 shares authorized;
2,000 issued (net of deferred placement cost of $279,923
and 306,944 in 2000 and 1999 respectively)                                            1,720,077         1,693,006

Deferred income taxes                                                                   300,691           320,112

Minority interest                                                                     1,625,416           967,559

Shareholders' equity:
   Common stock, no par value; 10,000,000 shares authorized
     5,630,974 and 4,595,947 shares issued and outstanding
     in 2000 and 1999 respectively                                                   15,896,741        11,378,103
   Additional paid in capital                                                           119,925            99,900
   Accumulated deficit                                                               (4,496,696)       (4,809,176)
   Accumulated other comprehensive loss                                                (459,176)          (99,970)
                                                                             ------------------------------------
   Total Shareholders' equity                                                        11,060,794         6,568,857
                                                                             ------------------------------------
Total liabilities and shareholders' equity                                   $       27,522,552     $  22,098,343
                                                                             ====================================


                See notes to consolidated financial statements.

                          ACT Teleconferencing, Inc.
                     Consolidated Statements of Operations
                                  (Unaudited)

                                                                                     Three Months Ended June 30,
                                                                         2000                  1999                  1998
                                                                   ------------------    ------------------    ------------------
Net revenues                                                       $        9,126,623    $        6,429,079    $        4,765,293

Cost of Services                                                           (4,537,127)           (3,265,622)           (2,833,903)
                                                                   ------------------    ------------------    ------------------

Gross Profit                                                                4,589,496             3,163,457             1,931,390

Selling, general and administration expense                                (3,664,033)           (2,943,434)           (2,245,725)

                                                                   ------------------    ------------------    ------------------
Operating Income (loss)                                                       925,463               220,023              (314,335)

Interest expense                                                             (220,612)             (155,085)              (49,266)

                                                                   ------------------    ------------------    ------------------
Income (loss) before income taxes and minority interest                       704,851                64,938              (363,601)

Provision for income taxes                                                   (255,113)              (99,772)             (163,500)
                                                                   ------------------    ------------------    ------------------

Income (loss) before minority interest                                        449,738               (34,834)             (527,101)

Minority interest in earnings of consolidated subdsidiary                    (245,183)              (70,537)             (107,281)
                                                                   ------------------    ------------------    ------------------

Net income (loss)                                                  $          204,555    $         (105,371)   $         (634,382)
                                                                   ==================    ==================    ==================

Net income (loss) per share-basic and fully diluted                $             0.03    $            (0.02)   $            (0.18)
                                                                   ==================    ==================    ==================

Weighted average number of shares outstanding-basic                         5,146,172             4,437,646             3,617,271
                                                                   ==================    ==================    ==================

Weighted average number of shares outstanding-fully diluted                 5,706,844             4,437,646             3,617,271
                                                                   ==================    ==================    ==================
                                                                                      Six Months Ended June 30,
                                                                          2000                  1999                  1998
                                                                   ------------------    ------------------    ------------------
Net revenues                                                       $       17,310,390    $       13,271,546    $        8,858,529

Cost of Services                                                           (8,608,783)           (7,054,516)           (4,818,561)
                                                                   ------------------    ------------------    ------------------

Gross Profit                                                                8,701,607             6,217,030             4,039,968

Selling, general and administration expense                                (6,930,643)           (5,770,600)           (4,200,860)

                                                                   ------------------    ------------------    ------------------
Operating Income (loss)                                                     1,770,964               446,430              (160,892)

Interest expense                                                             (459,168)             (327,885)              (86,156)

                                                                   ------------------    ------------------    ------------------
Income (loss) before income taxes and minority interest                     1,311,796               118,545              (247,048)

Provision for income taxes                                                   (477,399)             (217,714)             (331,507)
                                                                   ------------------    ------------------    ------------------

Income (loss) before minority interest                                        834,397               (99,169)             (578,555)

Minority interest in earnings of consolidated subdsidiary                    (441,918)             (132,673)             (215,985)
                                                                   ------------------    ------------------    ------------------

Net income (loss)                                                  $          392,479    $         (231,842)   $         (794,540)
                                                                   ==================    ==================    ==================

Net income (loss) per share-basic and fully diluted                $             0.06    $            (0.05)   $            (0.22)
                                                                   ==================    ==================    ==================

Weighted average number of shares outstanding-basic                         4,963,292             4,233,783             3,616,205
                                                                   ==================    ==================    ==================

Weighted average number of shares outstanding-fully diluted                 5,839,389             4,233,783             3,616,205
                                                                   ==================    ==================    ==================

See notes to consolidated financial statements.

                          ACT Teleconferencing, Inc.
                Consolidated Statements of Shareholders' Equity
                                  (Unaudited)



                                                                                             Accumulated
                                                                                                   other
                                          Common Stock                    Accumulated      comprehensive
                                                Shares           Value        Deficit       income (loss)             Total
                                          ---------------------------------------------------------------------------------
Balance at December 31, 1997                 3,612,758     $ 6,158,584    $(2,729,069)     $     (51,582)      $  3,377,933
Shares issued in connection with
  exercise of  warrants                         26,893         136,000                                              136,000
Employee stock option exercise                   2,000           6,000                                                6,000
Issue of  warrants in lieu of interest                         486,521                                              486,521
Shares issued for acquisitions                 113,982         676,826                                              676,826
Comprehensive loss
  Net loss                                                                 (2,117,125)                           (2,117,125)
  Other comprehensive loss, net of tax
  Foreign currency translation adjustment                                                        (61,590)           (61,590)
                                                                                                               ------------
Total comprehensive loss                                                                                       $ (2,178,715)
                                                                                                               ============
                                          ---------------------------------------------------------------------------------
Balance at December 31, 1998                 3,755,633     $ 7,463,931    $(4,846,194)     $    (113,172)      $  2,504,565
Shares issued in connection with
  exercise of warrants                         562,654       2,619,890                                            2,619,890
Issuance of private placement shares           109,912         592,505                                              592,505
Shares issued in connection with
  the employee stock purchase plan              12,304          50,990                                               50,990
Shares issued as payment for
  consulting fees                               30,500          84,591                                               84,591
Employee stock option exercise                   4,500          12,660                                               12,660
Exercise of unit purchase option               120,444         553,537                                              553,537
Additional paid in capital-warrant issue                        99,900                                               99,900
  Preferred dividend                                                          (44,407)                              (44,407)
Comprehensive income
  Net Income                                                                   81,425                                81,425
  Other comprehensive loss, net of tax
  Foreign currency translation adjustment                                                         13,202             13,202
                                                                                                               ------------
Total comprehensive income                                                                                     $     94,627
                                                                                                               ============
                                          ---------------------------------------------------------------------------------
Balance at December 31, 1999                 4,595,947     $11,478,003    $(4,809,176)     $     (99,970)      $  6,568,857
                                          =================================================================================
Shares issued for acquisitions                 106,000         791,694                                              791,694
Shares issued as payment for
  consulting fees                               52,000         336,049                                              336,049
Shares issued in connection with
  the employee stock purchase plan              14,756          62,713                                               62,713
Shares issued in cashless exercise
 of warrants                                    33,650                                                                    -
Shares issued in connection with
  employee service                               1,530          24,375                                               24,375
Employee stock option exercise                  27,091         149,134                                              149,134
Secondary Public Offering                      800,000       3,154,674                                            3,154,674
Additional paid in capital-warrant issue                        20,025                                               20,025
  Preferred dividend                                                          (79,999)                              (79,999)
Comprehensive income
  Net Income                                                                  392,479                               392,479
  Other comprehensive loss, net of tax
  Foreign currency translation adjustment                                                       (359,206)          (359,206)
                                                                                                               ------------
Total comprehensive income                                                                                     $     33,273
                                                                                                               ============
                                          ---------------------------------------------------------------------------------
Balance at June 30, 2000                     5,630,974     $16,016,666    $(4,496,696)     $    (459,176)      $ 11,060,794
                                          =================================================================================

See notes to consolidated financial statements.

                          ACT Teleconferencing, Inc.
                     Consolidated Statements of Cash Flow
                                  (Unaudited)

                                                                                            Six Months Ended June 30,
                                                                                 2000                 1999                1998
                                                                           ----------------     ----------------    ---------------
Operating activities
Net  income (loss)                                                         $        392,479     $       (231,842)   $      (794,540)
Adjustments to reconcile net income (loss) to net cash used
    for operating activities:
    Depreciation                                                                    864,801              615,015            375,367
    Amortization of goodwill                                                        205,142               52,084             20,836
    Deferred issuance cost of preferred stock                                        27,070                    -                  -
    Amortization of deferred loan issuance costs                                     28,907                    -                  -
    Deferred income tax                                                             (19,421)             (14,966)             1,231
    Minority interest                                                               355,867               72,177            227,917
                                                                           ----------------     ----------------    ---------------
    Cash flow before changes in operating assets and liabilities:                 1,854,845              492,468           (169,189)

Changes in operating assets and liabilities (net of effect of business combinations):
    Accounts receivable                                                            (744,053)            (464,717)        (1,599,125)
    Inventory                                                                        (5,067)              86,350             (1,053)
    Prepaid expenses and other assets                                              (255,877)            (174,651)          (126,218)
    Accounts payable                                                               (165,439)             351,994            711,113
    Income tax payable                                                              237,846              196,811            302,541
    Accrued liabilities                                                             628,192             (217,654)           429,389
                                                                           ----------------     ----------------    ---------------
Net cash provided by (used) for operating activities                              1,550,447              270,601           (452,542)

Investing activities
Property and equipment purchases                                                 (2,042,151)          (2,663,930)        (1,106,496)
Repayment of short term notes                                                             -               (9,998)          (130,151)
Disposal of marketable securities                                                         -                    -             50,000
Cash paid for acquisitions net of cash acquired                                    (130,241)                   -                  -
                                                                           ----------------     ----------------    ---------------
Net cash provided by (used) for investing activities                             (2,172,392)          (2,673,928)        (1,186,647)

Financing activities
Net proceeds (repayment) of debt and capital lease obligations                     (513,833)            (219,855)         2,331,550
Net proceeds from issuance of common stock                                        3,746,844            3,301,580             51,915
Deferred Loan Issuance Costs                                                              -               (2,343)          (220,727)
                                                                           ----------------     ----------------    ---------------
Net cash provided by financing activities                                         3,233,011            3,079,382          2,162,738

Effect of exchange rate changes on cash                                            (359,206)            (176,442)          (140,941)

                                                                           ----------------     ----------------    ---------------
Net increase in cash and cash equivalents                                         2,251,860              499,613            382,608

Cash and cash equivalents, beginning of year                                      1,532,551              369,408            451,434

                                                                           ----------------     ----------------    ---------------
Cash and cash equivalents, end of year                                     $      3,784,411     $        869,021    $       834,042
                                                                           ================     ================    ===============


See notes to consolidated financial statements.

                          ACT Teleconferencing, Inc.
                  Notes to Consolidated Financial Statements
                                  (Unaudited)

Footnote 1-Basis of Presentation and Significant Accounting Policies

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ending June 30, 2000, are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the financial statements and footnotes included in our annual report on Form 10-KSB for the year ended December 31, 1999, and its amendments and subsequent filings.

Business

     ACT Teleconferencing, Inc is engaged in the business of providing high-quality audio, data, video and Internet-based conferencing products and services to business clients. We operate in the United States, Canada, the United Kingdom, the Netherlands, France, Germany, Australia, and Hong Kong, and have a sales office in Belgium.

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

Footnote 2-Related Party Transaction.

     During the second quarter the company advanced $109,000 to an officer of the company. This loan has a three-year term bearing interest at 7.5% per annum and is secured by a pledge of certain stock options and other contractual arrangements.

Footnote 3-Subsequent Events

     In July 2000, we announced the successful acquisition of the teleconferencing services business of Asia Pacific Business Services Limited based in Hong Kong for $440,000 via a combination of cash and restricted shares.

Item 2. Management's Discussion and Analysis Of Financial Condition and Results of Operations

Introduction

     This quarterly report on Form 10-Q contains certain forward-looking statements that involve risks and uncertainties. These statements refer to objectives, expectations, intentions, future events, or our future financial performance, and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, level of activity, performance, or achievements to be materially different from any results expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by words such as "may," "will," "should," "could," "expects," "anticipates," "intends," "plans," "believe," "estimates," "predicts," "potential," and similar expressions. Our actual results could differ materially from those included in forward-looking statements.

Overview

     We achieved continued growth in teleconferencing revenues in all of our operations worldwide as well as introducing new enhanced services in video, data, and Internet conferencing. In addition to satisfactory profit improvements, our second quarter ending June 30, 2000, included the following highlights:

     .  Revenues grew by 42% for the second quarter to June 30, 2000.
     . Excluding the sale of video conferencing services and equipment, growth in our core audio conferencing services business was 59% for the first quarter.
     . Video conferencing services grew modestly by 5% during the second quarter.
     . Operating efficiencies enabled us to improve gross margin from 49% to 50%.
     .  Operating income improved by 321%.
     . Continued successful testing and development of a voice over Internet telephony conferencing product resulted in an agreement with Concert Global Clearinghouse.
     . The introduction of video and data streaming services outsourced to INTERVU, now Akamai Technologies, Inc. continued on a successful path with strong growth potential.
     . Concert. On January 1, 2000, Concert became the vehicle for an international joint venture between AT&T and British Telecom. Our initial services to Concert involved the delivery of services for Concert's internal conferencing. Concert conferencing revenue grew strongly during the second quarter. We are now continuing to phase into the delivery of services to Concert's customers. Revenues from the Concert agreement will depend on usage and pricing.
     . Gross proceeds of $4 million were raised via an equity placement of 800,000 shares at $5 per share, thus strengthening our financial structure.

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

Cost as a percentage of sales
     The following table outlines certain items in our income statement as a percentage of sales:



                                        3 months ended June 30                  6 months ended June 30
                                        ----------------------                  ----------------------
                                   2000          1999          1998         2000          1999          1998
                                   ----          ----          ----         ----          ----          ----
Sales                               100%          100%          100%         100%          100%          100%

Cost of sales                       (50)          (51)          (59)         (50)          (53)          (54)
                                   ----          ----          ----         ----          ----          ----
Gross profit                         50            49            41           50            47            46

Selling, general and
  administrative expense            (40)          (46)          (47)         (40)          (44)          (47)
                                   ----          ----          ----         ----          ----          ----
Operating income                     10             3            (6)          10             3            (1)

Interest expense                     (3)           (2)           (1)          (3)           (3)           (1)
                                   ----          ----          ----         ----          ----          ----
Net income before taxes
 and minority interest                7             1            (7)           7             0            (2)

Minority interest and
 income taxes                        (5)           (3)           (6)          (5)           (2)           (7)
                                   ----          ----          ----         ----          ----          ----
Net income (loss)                     2            (2)          (13)           2            (2)           (9)
                                   ====          ====          ====         ====          ====          ====


RESULTS OF OPERATIONS
Second quarter ending June 30, 2000, compared to second quarter ending June 30, 1999.

     Net revenues. Net revenues increased 42% to $9.1 million for the quarter ending June 30, 2000, compared to $6.4 million for the same period in 1999, primarily due to ongoing sales volume growth in our audio conferencing business, which grew by 59%. Audio conferencing operations accounted for 86% of the second quarter revenue.

     Revenues from videoconferencing services increased by 5% and accounted for 8% of revenues. Video equipment sales, which are being phased down, declined by 55% and accounted for 6% of second quarter revenues.

     Video and data streaming operations, in partnership with Akamai Technologies, Inc. have met with strong initial success and appear to have rapid growth prospects, although revenues are not yet significant. Internet telephony conferencing services are not yet revenue-generating.

     Gross Profit. Gross profit increased by 45% to $4.6 million for the quarter ending June 30, 2000, compared to $3.2 million for the quarter ending June 30, 1999. Gross profit percentage improved to 50% of sales from 49% for the same period last year, mainly due to continued improved efficiencies and higher traffic volumes over a fixed cost base. Our audioconferencing product mix is shifting in favor of increased automated and outsourced volumes, which yield improved margins and higher efficiencies.

     Selling, general, and administrative costs. Selling, general, and administrative costs for the second quarter of 2000 were $3.7 million and accounted for 40% of revenue, compared to $2.9 million or 46% of revenue for the same period last year. The 25% increase in such expenses resulted from an ongoing increase in sales focus in the United States as well as ongoing marketing efforts in the new international business units.

     Operating income (loss). Operating income improved by 321% from $220,023 to $925,463 due to volume efficiencies gained as well as the 45% growth improvement in gross profits relative to the 24% increase in selling, general and administrative costs.

     Net interest Expense. Net interest for the quarter ending June 30, 2000, was $220,612 compared to $155,085 for the same period last year, a 42% increase. This increase was due to the increase in interest bearing debt taken on in order to finance our revenue growth, capital expansion, and related working capital requirements. This debt is carried at various interest rates at a weighted average cost of approximately 12%.

     Net income before taxes and minority interest. Net income before taxes and minority interest improved by $639,913 to $704,851 for the second quarter of 2000, compared to $64,938 for the previous comparable period. As noted above, this improvement was due to revenue growth and operational efficiencies resulting in higher gross profit margins as well as slower growth in selling, general, and administrative costs.

     Taxes on income and minority interest. Taxes on income and minority interest amounted to $500,296 for the second quarter of 2000, compared to $170,309 for the first quarter of 1999, a 194% increase. This increase is due to an increased contribution to consolidated net income by our 60% majority-owned United Kingdom operation, which pays full tax.

     Net income. Net income reported for the quarter ending June 30, 2000, was $204,555, compared to a net loss of $105,371 for the second quarter. This improvement of $309,926 can be attributed to continued revenue growth, improved operating efficiencies resulting in higher gross profit margins, and slower growth in selling, general, and administrative expenses.

     Earnings (loss) per common share. Earnings per share improved from a loss of $0.02 per share during the second quarter in 1999, to earnings of $0.03 per share for the second quarter in 2000. Earnings per share data are calculated based on the weighted average number of fully-diluted shares amounting to 5,706,844 shares. A quarterly preferred dividend of $40,000 is deducted from net income in order to calculate earnings per share.

Six-month period ended June 30, 2000, compared to six-month period ended June 30, 1999

     Net Revenues. Net revenues increased 30% to $17.3 million for the six months ended June 30, 2000, compared to $13.3 million for the same period in 1999, primarily due to ongoing sales volume growth in our audio conferencing business, which grew by 41%. Audio conferencing operations accounted for 93% of the total revenue for the six-month period. Total audio revenue increased by 65% in our developing companies and by 40% in our established operations.

     Revenues from videoconferencing services declined by 14% for the year to date comparison. This decline is expected to be offset by the favorable increase in sales from our

Dallas videoconferencing center, which is now servicing streaming operations as well as video equipment.

     Video equipment revenue for the six months was 2% of our total revenue or $389,760 compared to the same period last year of 6% or $834,792, a decrease of 53%. The decline in this business is due to the phase-out strategy we implemented the latter part of the previous year.

     Cost of Teleconferencing Services. Cost of teleconferencing services amount to $8.6 million compared to $7.0 million, or an increase of 22% for the six-month period. Gross margin (net revenues less costs of conferencing services divided by net revenues) increased to 50%, compared to 47% achieved during the previous comparable period. This improvement is due to higher traffic volume over a fixed cost base, the introduction of low cost automated services and improved operating efficiencies.

     Selling, General, and Administrative Costs. Selling, general, and administrative expenses increased 20% to 6.9 million, but declined as a percent to revenue to 40%, compared to $5.8 million or 44% of revenue for the period ended June 30, 1999. This favorable improvement is due to our developing companies providing revenue growth to recover these costs as well as the successful efforts of our established operations to stabilize cost while sustaining revenue growth.

     Net interest expense. Net interest expense grew by 40% to $459,168 from $327,885 reflecting growth in the funding requirement of the company.

     Income before taxes and minority interest. Income before taxes and minority interest amounted to $1.3 million, compared to income before taxes and minority interest of $118,544 for the six-month period ended 1999. This ten-fold improvement of $1.2 million is due to the increase of revenue in our developing companies as well as improved cost control and operating efficiencies.

     Taxes on Income and Minority Interest. Taxes on income and minority interest amounted to $919,317 for the six months ended June 30, 2000, compared to $350,387 for 1999. This increase was mainly due to the net contribution of our 60% majority-owned United Kingdom subsidiary which pays full tax. A further increase was due to the acquisition of a remaining 20% ownership in our two 80% majority-owned development subsidiaries which previously reported net losses. The remaining 20% ownership in these companies was acquired at the beginning of the year 2000.

     Net Income (Loss). Net income reported for the six months ended June 30, 2000, was $392,479 compared to a net loss of $231,842 for 1999. This favorable improvement of $624,321 was due to continued revenue growth, improved operating efficiencies, maturing of development operations, and stabilized growth in sales, general, and administrative costs.

     Earnings (Loss) per share. Earnings per share improved from a loss of $0.05 per share during the six-month period ending June 30, 1999, to earnings of $0.06 for the same period this year. Earnings per share data are calculated based on the weighted average number of fully diluted or 5,839,389 shares. A year-to-date preferred dividend of $80,000 is deducted from net income in order to calculate earnings per share.

Liquidity and capital resources (for the six months ending June 30, 2000)

     As of June 30, 2000, we had $3.8 million in cash and cash equivalents. We plan to continue to grow our business and will require additional cash to finance our ongoing revenue growth, major capacity expansions, and new product introductions.

     Net cash provided by operating activities for the six months ended June 30, 2000, was $1.6 million. Net cash provided consisted primarily of profits, depreciation, and profit attributed to minority interest while net cash used in operating activities consisted primarily of an increase in accounts receivable.

     Net cash used in investing activities consisted of additions to telecommunications and bridging equipment as well as various acquisitions and investments into software. As a result of capital expansions, we increased worldwide capacity by approximately 30%. Net cash used in investing activities was $2.2 million.

     Net cash provided by financing activities was $3.2 million and was achieved via a combination of additional common stock issued via a secondary public offering which amounted to 800,000 shares at $5 per share for gross proceeds of $4 million, and the net utilization and repayment of various lines of bank and supplier credit.

     We anticipate that our available funds are sufficient to meet our needs for working capital and capital expenditures in the near term. We will need to raise additional funds as, for example, we intend to pursue additional acquisitions, undertake new product developments, and expand capacity. If we raise additional funds through the issuance of equity, or equity-related, or debt securities, these securities may have rights, preferences, or privileges senior to those of the rights or our common stock and our stockholders may experience additional dilution. We cannot be certain that additional financing will be available to us on favorable terms when required, or at all.

PART II - Other Information
          -----------------

Item 4.   Submission of Matters to a Vote of Security Holders

     We held the annual meeting of shareholders on June 15, 2000 at our offices in Golden, Colorado. The shareholders elected James F. Seifert to the class II board of directors to serve a three year term expiring in the year 2003. The votes for Mr. Seifert were 3,610,605 (100%), and votes against him were 0. There were 12,937 withheld or abstention votes, and 1,207,847 votes were represented by brokers and shareholders who did not respond.

     The shareholders adopted and approved the Stock Option Plan of 2000. The votes in favor of the Stock Option Plan were 3,532,276 (98%), and votes against the plan were 88,429 (2%). There were 2,837 withheld or abstention votes, and 1,207,847 votes were represented by brokers and shareholders who did not respond.

     The shareholders also ratified the appointment of Ernst & Young LLP as independent accountants for the Company for the year ending December 31, 2000. Votes for ratification were 3,618,663 (99.93%) and there were 2,379 (.07%) votes against ratification. There were 2,500 withheld or abstention votes, and 1,207,847 votes were represented by brokers and shareholders who did not respond.

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

(6) Incorporated by reference, attached an exhibit of the same number to our Amendment No. 1 to Form 10-QSB for the quarter ended June 30, 1998, filed with the SEC on August 24, 1998 (originally filed under cover of Form SE on August 14, 1998) File 0-27560.

(7) Incorporated by reference, attached as an exhibit of the same number to our Form 10-QSB for the quarter ending September 30, 1998, filed with the SEC on November 16, 1998, File 0-27560.

Item 6(b).  Reports on Form 8-K.

     On June 6, 2000, we filed a Form 8-K regarding the completion of our offering to institutional investors on Form S-1.

                                   SIGNATURE

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              ACT TELECONFERENCING, INC.



DATE:  August 11, 2000                        By: /s/ Gavin J. Thomson
                                                 ---------------------
                                                 Gavin J. Thomson,
                                                 Chief Financial Officer
                                                 (Duly authorized officer and
                                                 Principal Financial Officer)

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

(6) Incorporated by reference, attached an exhibit of the same number to our Amendment No. 1 to Form 10-QSB for the quarter ended June 30, 1998, filed with the SEC on August 24, 1998 (originally filed under cover of Form SE on August 14, 1998) File 0-27560.

(7) Incorporated by reference, attached as an exhibit of the same number to our Form 10-QSB for the quarter ending September 30, 1998, filed with the SEC on November 16, 1998, File 0-27560.