Form 10-Q
period 2000-09-30
ACT TELECONFERENCING INC
filed 2000-11-14
CIK 918709

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2000
                                           or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______________ to
     ________________.

Commission file number  0-27560
                        -------

                           ACT Teleconferencing, Inc.
--------------------------------------------------------------------------------
          (Name of small business issuer as specified in its charter)

                  Colorado                                 84-1132665
---------------------------------------------  ---------------------------------
(State or other jurisdiction of incorporation  (IRS Employer Identification No.)
 or organization)

              1658 Cole Blvd., Suite 130, Golden, Colorado  80401
--------------------------------------------------------------------------------
               (Address of principle executive offices, zip code)

                                 (303) 235-9000
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of September 30, 2000, 5,661,896 shares of the issuer's common stock were outstanding.


                         This report contains 19 pages

                        PART I -- FINANCIAL INFORMATION
                                  ---------------------

Item 1. FINANCIAL STATEMENTS

                          ACT Teleconferencing, Inc.
                          Consolidated Balance Sheets

                                                                                September 30,    December 31,
                                                                                    2000             1999
                                                                                -----------------------------
Assets                                                                           (unaudited)       (audited)
Current Assets:
   Cash and cash equivalents                                                    $ 2,263,067       $ 1,532,551
   Accounts receivable (net of allowance for doubtful accounts
     of $444,124 and $153,677 in 2000 and 1999 respectively)                      7,924,819         6,606,641
   Prepaid expenses                                                               1,091,303           847,021
   Inventory                                                                        130,165           129,519
                                                                                -----------------------------
   Total current assets                                                          11,409,354         9,115,732

Equipment:
  Telecommunications equipment                                                    8,886,277         8,254,966
  Office equipment                                                                8,815,168         6,383,765
  Less:  accumulated depreciation                                                (4,691,624)       (3,363,484)
                                                                                -----------------------------
  Total equipment - net                                                          13,009,821        11,275,247

Other Assets:
  Goodwill (net of accumulated amortization of $404,267 and
   $247,980 in 2000 and 1999 respectively)                                        2,614,418         1,456,944
  Deferred loan placement fees                                                      135,175           250,420
  Long Term Note Receivable (Related Party)                                         144,175
                                                                                -----------------------------
Total assets                                                                    $27,312,943       $22,098,343
                                                                                =============================
Liabilities and shareholders' equity
Current liabilities:
  Current portion of debt                                                       $ 1,497,673       $ 2,313,454
  Accounts payable                                                                2,617,086         2,541,822
  Accrued liabilities                                                             1,924,273         1,492,382
  Capital lease obligations due in one year                                         562,689           609,076
  Income taxes payable                                                              773,260           589,666
                                                                                -----------------------------
  Total current liabilities                                                       7,374,981         7,546,400

Long-term debt                                                                    4,092,303         3,778,614

Capital lease obligations due after one year                                        865,920         1,223,795

Deferred income taxes                                                               292,269           320,112

Minority interest                                                                 1,846,007           967,559

Preferred stock, no par value, 1,000,000 shares authorized;
2,000 issued (net of deferred placement cost of $263,517
and $306,944 in 2000 and 1999 respectively)                                       1,736,383         1,693,006

Shareholders' equity:
  Common stock, no par value; 10,000,000 shares authorized
     5,661,896 and 4,595,947 shares issued and outstanding
     in 2000 and 1999 respectively                                               15,936,995        11,378,103
  Additional paid in capital                                                        119,925            99,900
  Accumulated deficit                                                            (4,147,423)       (4,809,176)
  Accumulated other comprehensive loss                                             (804,417)          (99,970)
                                                                                -----------------------------
  Total Shareholders' equity                                                     11,105,080         6,568,857

                                                                                -----------------------------
Total liabilities and shareholders' equity                                      $27,312,943       $22,098,343
                                                                                =============================


See notes to consolidated financial statements.


                                                    ACT Teleconferencing, Inc.
                                               Consolidated Statements of Operations
                                                            (Unaudited)

                                               Three Months Ended September 30,               Nine Months Ended September 30,
                                               2000          1999           1998             2000           1999          1998
                                           ------------  -------------  ------------     -------------  ------------  -------------
Net revenues                               $  9,512,611  $   7,221,308  $  4,706,499     $  26,823,001  $ 20,492,854  $  13,565,028

Cost of Services                             (4,643,101)    (3,755,941)   (2,594,222)      (13,251,884)  (10,810,457)    (7,412,783)
                                           ------------  -------------  ------------     -------------  ------------  -------------
Gross Profit                                  4,869,510      3,465,367     2,112,277        13,571,117     9,682,397      6,152,245

Selling, general and administration
       expense                               (3,695,040)    (2,917,718)   (2,427,363)      (10,625,683)   (8,565,988)    (6,573,347)
                                           ------------  -------------  ------------     -------------  ------------  -------------
Operating Income                              1,174,470        547,649      (315,086)        2,945,434     1,116,409       (421,102)

Interest expense                               (203,797)      (242,140)     (143,220)         (662,965)     (692,355)      (284,252)
                                           ------------  -------------  ------------     -------------  ------------  -------------
Income (loss) before income taxes and
       minority interest                        970,673        305,509      (458,306)        2,282,469       424,054       (705,354)

Provision for income taxes                     (315,395)      (134,193)      (86,644)         (792,794)     (351,907)      (418,151)
                                           ------------  -------------  ------------     -------------  ------------  -------------
Income (loss) before minority interest          655,278        171,316      (544,950)        1,489,675        72,147     (1,123,505)

Minority interest in earnings of
       consolidated subsidiary                 (266,005)       (84,970)      (16,677)         (707,923)     (217,643)      (232,662)
                                           ------------  -------------  ------------     -------------  ------------  -------------
Net income (loss)                          $    389,273  $      86,346  $   (561,627)    $     781,752  $   (145,496) $  (1,356,167)
                                           ============  =============  ============     =============  ============  =============
Net Income (loss) per share- basic
       (see note 3)                        $       0.06  $        0.02  $      (0.15)    $        0.13  $      (0.03) $       (0.37)
                                           ============  =============  ============     =============  ============  =============
Net income (loss) per share- fully
       diluted  (see note 3)               $       0.06  $        0.02  $      (0.15)    $        0.11  $      (0.03) $       (0.37)
                                           ============  =============  ============     =============  ============  =============
Weighted average number of shares
       outstanding-basic                      5,649,622      4,508,837     3,635,952         5,193,739     4,326,881      3,622,785
                                           ============  =============  ============     =============  ============  =============
Weighted average number of shares
       outstanding-fully diluted              5,998,461      4,508,837     3,635,952         5,892,800     4,326,881      3,622,785
                                           ============  =============  ============     =============  ============  =============

See notes to consolidated financial statements.

                          ACT Teleconferencing, Inc.
                Consolidated Statements of Shareholders' Equity
                                  (Unaudited)

                                                                                                  Accumulated
                                                                                                        other
                                                Common Stock                     Accumulated    comprehensive
                                                      Shares          Value          Deficit    income (loss)           Total
                                                -----------------------------------------------------------------------------
Balance at December 31, 1997                       3,612,758    $ 6,158,584     $(2,729,069)    $    (51,582)    $  3,377,933
Shares issued in connection with
  exercise of  warrants                               26,893        136,000                                           136,000
Employee stock option exercise                         2,000          6,000                                             6,000
Issue of  warrants in lieu of interest                              486,521                                           486,521
Shares issued for acquisitions                       113,982        676,826                                           676,826
Comprehensive loss
  Net loss                                                                       (2,117,125)                       (2,117,125)
  Other comprehensive loss, net of tax
  Foreign currency translation adjustment                                                            (61,590)         (61,590)
                                                                                                                 ------------
Total comprehensive loss                                                                                           (2,178,715)
                                                -----------------------------------------------------------------============
Balance at December 31, 1998                       3,755,633      7,463,931      (4,846,194)        (113,172)       2,504,565
Shares issued in connection with
  exercise of warrants                               562,654      2,619,890                                         2,619,890
Issuance of private placement shares                 109,912        592,505                                           592,505
Shares issued in connection with
  the employee stock purchase plan                    12,304         50,990                                            50,990
Shares issued as payment for
  consulting fees                                     30,500         84,591                                            84,591
Employee stock option exercise                         4,500         12,660                                            12,660
Exercise of unit purchase option                     120,444        553,537                                           553,537
Additional paid in capital-warrant issue                             99,900                                            99,900
  Preferred dividend                                                                (44,407)                          (44,407)
Comprehensive income
  Net Income                                                                         81,425                            81,425
  Other comprehensive loss, net of tax
  Foreign currency translation adjustment                                                             13,202           13,202
                                                                                                                 ------------
Total comprehensive income                                                                                             94,627
                                                -----------------------------------------------------------------------------
Balance at December 31, 1999                       4,595,947     11,478,003      (4,809,176)         (99,970)       6,568,857
Shares issued for acquisitions                       120,000        861,408                                           861,408
Shares issued as payment for
  consulting fees                                     52,000        306,549                                           306,549
Shares issued in connection with
  the employee stock purchase plan                    28,887        132,520                                           132,520
Shares issued in cashless exercise
  of warrants                                         33,650                                                             -
Shares issued in cashless exercise                     2,241
  of employee stock options
Shares issued in connection with
  employee service                                     2,080         24,375                                            24,375
Employee stock option exercise                        27,091        148,973                                           148,973
Secondary Public Offering                            800,000      3,085,069                                         3,085,069
Additional paid in capital-warrant issue                             20,025                                            20,025
  Preferred dividend                                                               (119,999)                         (119,999)
Comprehensive income
  Net Income                                                                        781,752                           781,752
  Other comprehensive loss, net of tax
  Foreign currency translation adjustment                                                           (704,447)        (704,447)
                                                                                                                 ------------
Total comprehensive income                                                                                             77,305
                                                -----------------------------------------------------------------============
Balance at September 30, 2000                      5,661,896    $16,056,920     $(4,147,423)    $   (804,417)    $ 11,105,080
                                                =============================================================================


See notes to consolidated financial statements.

                           ACT Teleconferencing, Inc
                     Consolidated Statements of Cash Flow
                                  (Unaudited)

                                                                               Nine Months Ended September 30,
                                                                            2000            1999            1998
                                                                        ------------    ------------    ------------
Operating activities
Net income (loss)                                                       $    781,752    $   (145,496)   $ (1,356,167)
Adjustments to reconcile net income (loss) to net cash used
   for operating activities:
   Depreciation                                                            1,328,139       1,041,660         605,891
   Amortization of goodwill                                                  329,540          55,047          24,455
   Amortization of deferred issuance cost of preferred stock                  43,377            -               -
   Amortization of deferred loan issuance costs                               43,360            -               -
   Deferred income tax                                                       (27,844)         (2,257)          5,798
   Minority interest                                                         707,923         208,428         267,193
   Shares issued for consulting fees and employee services                   330,924          84,591
                                                                        ------------    ------------    ------------
   Cash flow before changes in operating assets and liabilities:           3,537,171       1,241,973        (452,830)

Changes in operating assets and liabilities (net of effect of business combinations):
   Accounts receivable                                                    (1,440,117)     (1,166,361)     (1,747,251)
   Inventory                                                                    (646)         88,457         (41,989)
   Prepaid expenses and other assets                                        (172,396)       (299,260)       (155,166)
   Accounts payable                                                          (44,735)       (821,102)      1,161,231
   Income tax payable                                                        183,594         347,955         394,385
   Accrued liabilities                                                       431,891        (164,697)        486,548
                                                                        ------------    ------------    ------------
Net cash provided by (used) for operating activities                       2,494,762        (773,035)       (355,072)

Investing activities
Property and equipment purchases                                          (2,903,714)     (3,293,229)     (3,484,297)
Repayment of short term notes                                                   -            (33,998)        (73,329)
Disposal of marketable securities                                               -               -             50,000
Cash paid for acquisitions net of cash acquired                             (504,527)           -               -
                                                                        ------------    ------------    ------------
Net cash used  for investing activities                                   (3,408,241)     (3,327,227)     (3,507,626)

Financing activities
Net proceeds (repayment) from debt and capital lease obligations            (906,354)        384,153       3,765,824
Net proceeds from issuance of common stock                                 3,386,261       3,865,808         629,272
Deferred Loan Issuance Costs                                                    -            (47,590)       (244,371)
                                                                        ------------    ------------    ------------
Net cash provided by financing activities                                  2,479,907       4,202,371       4,150,725

Effect of exchange rate changes on cash                                     (835,912)        (97,873)       (153,227)

                                                                        ------------    ------------    ------------
Net increase in cash and cash equivalents                                    730,516           4,236         134,800

Cash and cash equivalents, beginning of year                               1,532,551         369,408         451,434
                                                                        ------------    ------------    ------------

Cash and cash equivalents, end of year                                  $  2,263,067    $    373,644    $    586,234
                                                                        ============    ============    ============


See notes to consolidated financial statements.

                           ACT TELECONFERENCING, INC.

                                   FORM 10-Q

                               Table of Contents
                               -----------------

PART I.   Financial Information                                         Page No.

Item 1.   Financial Statements
          Consolidated Balance Sheets                                      3
          Consolidated Statements of Operations                            4
          Consolidated Statements of Shareholders' Equity                  5
          Consolidated Statements of Cash Flow                             6
          Notes to Consolidated Financial Statements                       7

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                       10

PART II.  Other Information

Item 2.   Changes in Securities and Use of Proceeds                       15

Item 6.   Exhibits and Reports on Form 8-K                                15

          SIGNATURE                                                       17

                           ACT Teleconferencing, Inc.
                           --------------------------
                   Notes to Consolidated Financial Statements
                                  (Unaudited)

Footnote 1-Basis of Presentation and Significant Accounting Policies

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ending September 30, 2000, are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the financial statements and footnotes included in our annual report on Form 10-KSB for the year ended December 31, 1999, and its amendments and subsequent filings.

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

Software development

The Company capitalizes costs of materials, consultants, and payroll and payroll-related costs which are incurred in developing internal use computer software, beginning once the application development stage is attained and
continuing until the post implementation /operation stage is achieved.   Costs
incurred prior to and after the establishment of the application development stage are charged to general and administrative expenses. To date the company has capitalized $84,365 in payroll and payroll related costs.

Foreign Currency Conversion

     The financial statements of the Company's foreign subsidiaries have been translated into United States dollars at the average exchange rate during the year for the statement of operations and period-end rate for the balance sheet.

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

Footnote 2-Related Party Transaction.

     The company has advanced $141,000 to an officer of the company in 2000. This loan has a three-year term bearing interest at 7.5% per annum and is secured by a pledge of certain stock options and other contractual arrangements.

Footnote 3-Acquisition

     In July 2000, we announced the acquisition of the teleconferencing services business of Asia Pacific Business Services Limited based in Hong Kong for $440,000 financed from a combination of cash and the issuance of $14,000 restricted shares. These shares are restricted and are unable to trade for a period of one year.

     The acquisition was accounted for using the purchase method of accounting. Results have been included in the Company's operations since the acquisition date.

Footnote 4-Earnings per Share

     The following table sets forth the computation of basic and diluted earnings per share for the nine months ended September 30, 2000 and three months ending September 30, 2000:

Nine months ended September 30, 2000

                                                           2000                1999                 1998
Numerator:
    Net income                                       $  781,752          $ (145,496)         $(1,356,167)
    Preferred Stock Dividends                          (120,000)            (31,927)                   -
                                                     ----------          ----------          -----------
    Numerator for basic earnings
     per Share-income available to
     common Stockholders                             $  661,752          $ (177,423)         $(1,356,167)
                                                     ==========          ==========          ===========

Denominator:
    Denominator for basic earnings
    per Share-weighted-average
    shares                                            5,193,739           4,326,881            3,622,785
    Effect of dilutive securities:
       Employee Stock options                           454,318                   -                    -
       Warrants                                         207,791                   -                    -
       Convertible debentures                            36,952                   -                    -
                                                     ----------          ----------          -----------

    Dilutive potential common shares                    699,061                   -                    -
        Denominator for diluted
        earnings share-adjusted
        weighted-average shares and
        assumed conversions                           5,892,800           4,326,881            3,622,785
                                                     ==========          ==========          ===========


Basic earnings per share                             $     0.13          $    (0.03)         $     (0.37)
                                                     ==========          ==========          ===========

Diluted earnings per share                           $     0.11          $    (0.03)         $     (0.37)
                                                     ==========          ==========          ===========


Three months ending September 30, 2000
                                                           2000                1999                 1998
Numerator:
    Net income                                       $  389,273          $   86,346           $ (561,627)
    Preferred Stock Dividends                           (40,000)                  -                    -
                                                     ----------          ----------           ----------
    Numerator for basic earnings
     per Share-income available to
     common Stockholders                             $  349,273          $   86,346           $ (561,627)
                                                     ==========          ==========           ==========

Denominator:
    Denominator for basic earnings
    per Share-weighted-average
    shares                                            5,649,622           4,508,837            3,635,952
    Effect of dilutive securities:
       Employee Stock options                           322,037                   -                    -
       Warrants                                          26,802                   -                    -
       Convertible debentures                                 -                   -                    -
                                                     ----------          ----------           ----------

    Dilutive potential common shares                          -                   -                    -
        Denominator for diluted
        earnings share-adjusted
        weighted-average shares and
        assumed conversions                           5,998,461          4,508,837            3,635,952
                                                     ==========         ==========           ==========


Basic earnings per share                             $     0.06         $     (.02)          $    (0.15)
                                                     ==========         ==========           ==========

Diluted earnings per share                           $     0.06         $     (.02)          $    (0.15)
                                                     ==========         ==========           ==========

Options, warrants and the convertible debentures were not used in 1999 and 1998, as further dilution cannot occur when the numerator is a net loss.

The 9% subordinated convertible note was anti-dilutive in the third quarter and was therefore not included in the numerator for the year to date diluted earnings per share calculation.

On May 26, 2000, 800,000 shares of common stock were issued at $5.00 a share raising $4 million in capital.


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

Overview

         We achieved continued growth in teleconferencing revenues in all of our operations worldwide as well as in new enhanced services in video, data, and Internet conferencing. In addition to satisfactory profit improvements, our third quarter ending September 30, 2000, included the following third quarter and year to date highlights.

Third Quarter Highlights

A comparison of the financial results of our third quarter ending September 30, 2000 and the same period last year reveals that:
         .   Revenues grew by 32%.
         .   Excluding the sale of video conferencing services and equipment, growth in our core audio conferencing services business was 31%.
         .   Video conferencing services grew by 90%.
         .   Operating efficiencies enabled us to improve gross margin to 51%.
         .   Operating income improved by 114%.
         .   Pretax income grew by 218%.
         .   Net income grew by 351%.

Additionally, we acquired an audio business based in Hong Kong. We signed an agreement to provide global conferencing on an outsourced basis to one of the world's largest telecommunications companies.

Year to Date

        .   Concert. On January 1, 2000, Concert Global Networks Limited
            ("Concert") became the vehicle for an international joint venture between AT&T and British Telecom. Our initial services to Concert involve the delivery of services for Concert's internal
            conferencing. Concert conferencing revenue grew strongly during the third quarter. We are now phasing into the delivery of services to
            Concert's customers. Revenues from the Concert agreement will depend on usage and pricing.
        .   Gross proceeds of $4 million were raised from an equity placement in the second quarter of 800,000 shares at $5 per share, thus strengthening our financial structure.
        .   Year to date operating income grew by 164%.
        .   Year to date pretax income grew by 438%.
        .   Year to date net income grew by 637%.

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

Cost as a percentage of sales
        The following table outlines certain items in our income statement as a percentage of sales:

                                   3 months ended September 30            9 months ended September 30
                             --------------------------------------   --------------------------------------
                                   2000          1999          1998         2000          1999          1998
                                   ----          ----          ----         ----          ----          ----
Sales                               100%          100%          100%         100%          100%          100%
Cost of sales                       (49)          (52)          (55)         (49)          (53)          (55)
                                                 ----          ----                       ----          ----
Gross profit                         51            48            45           51            47            45
Selling, general and
 administrative expense             (39)          (41)          (52)         (40)          (42)          (48)
                                   ----          ----          ----         ----          ----          ----
Operating income                     12             7            (7)          11             5            (3)
Interest expense                     (2)           (3)           (3)          (3)           (3)           (2)
                                   ----          ----          ----         ----          ----          ----
Net income before taxes
 and minority interest               10             4           (10)           8             2            (5)
Minority interest and
 income taxes                        (6)           (3)           (2)          (5)           (3)           (5)
                                   ----          ----          ----         ----          ----          ----
Net income (loss)                     4             1           (12)           3            (1)          (10)
                                   ====          ====          ====         ====          ====          ====

RESULTS OF OPERATIONS

Third quarter ending September 30, 2000 compared to third quarter ending September 30, 1999.

       Net revenues. Net revenues increased 32% to $9.5 million for the third quarter ending September 30, 2000, compared to $7.2 million for the same period last year, primarily due to ongoing sales volume growth and new customer base in our audio conferencing business.

Revenues from videoconferencing services increased by 90% comparing the third quarter ending September 30, 2000 and the same period last year, which accounted for 8% of revenues. Video equipment sales, which are being phased down, declined by 60% comparing the third quarter ending September 30, 2000 to the same period last year, which accounted for 1% of third quarter revenues.

       Gross profit. Gross profit increased by 41% to $4.9 million for the quarter ending September 30, 2000, compared to $3.5 million for the same period last year. Gross profit percentage improved from 48% to 51% of sales comparing the third quarter ending September 30, 2000 and the same period last year mainly due to continued improved efficiencies and higher traffic volumes over a fixed cost base. Our audio conferencing product mix is shifting in favor of increased volume from automated conferencing and conferencing on which we are the outsourced suppliers, which yield improved margins and higher efficiencies.

       Selling, general, and administrative costs. Selling, general, and administrative costs for the third quarter ending September 30, 2000 were $3.7 million and accounted for 39% of revenue, compared to $2.9 million or 40% of revenue for the same period last year. The 27% increase in such expenses resulted from an ongoing increase in sales focus in the United States for new outsourced channels as well as ongoing marketing efforts in the new international business units.

       Operating income. Operating income improved by 114% from $547,649 for the third quarter ending September 30, 1999 to $1,174,470 for the third quarter ending September 30, 2000 due to volume efficiencies over a relatively fixed base of operations. Operating margin increased from 8% for the third quarter ending September 30, 1999 to 12% for the third quarter ending September 30, 2000.

       Net interest expense. Net interest for the quarter ending September 30, 2000, reduced by 16% to $203,797 compared to $242,140 for the same period last year. This reduction was due to the effect of investing net cash proceeds from our $4 million equity placement, which occurred in April 2000.

       Net income before taxes and minority interest. Net income before taxes and minority interest improved by 218% to $970,673 for the third quarter ending September 30, 2000, compared to $305,509 for the same period last year. As noted, this improvement was due to revenue growth and operational efficiencies resulting in higher gross profit margins as well as slower growth in selling, general, and administrative costs.

       Taxes on income and minority interest. Taxes on income and minority interest amounted to $581,400 for the third quarter ending September 30, 2000, compared to

$219,163 for the same period last year. This increase is due to an increased contribution to consolidated net income by our 60% majority-owned United Kingdom operation, which pays full tax.

       Net income. Net income reported for the quarter ending September 30, 2000, was $389,273, compared to $86,346 for the same period last year. This 351% improvement can also be attributed to continued revenue growth, improved operating efficiencies resulting in higher gross profit margins, and slower growth in selling, general, and administrative expenses.

       Earnings (loss) per common share. Fully diluted earnings per share improved from $0.02 per share for the third quarter ending September 30, 1999, to $0.06 per share for the third quarter ending September 30, 2000. Earnings per share data are calculated on the weighted average number of fully diluted shares outstanding of 5,998,461 and 4,508,837 in 2000 and 1999 respectively. A quarterly preferred dividend of $40,000 was deducted from net income in order to calculate earnings per share for 2000.

Nine-month period ending September 30, 2000, compared to nine-month period ending September 30, 1999

       Net revenues. Net revenues increased 31% to $27.0 million for the nine months ending September 30, 2000, compared to $20.5 million for the same period last year, primarily due to ongoing sales volume growth and the increase in company's customer business in our audio conferencing business. Audio conferencing operations accounted for 92% of the total revenue for the nine-month period. Video services accounted for 6% and video equipment for 2% of year to date sales.

       Gross profit. Gross Profit amounted to $13.6 million for nine months ending September 30, 2000 compared to $9.7 million for same period last year, an increase of 40% for the nine-month period. Gross margin (net revenues less costs of conferencing services divided by net revenues) increased to 51%, compared to 47% achieved during the previous comparable period. This improvement is due to higher traffic volume over a fixed cost base, the introduction of low cost automated services and improved operating efficiencies.

       Selling, general, and administrative costs. Selling, general, and administrative expenses for the nine months ending September 30, 2000 increased 24% to 10.6 million, but declined as a percent to revenue to 40%, compared to $8.6 million or 42% of revenue for the same period last year. This favorable improvement is due to our international business units providing rapid revenue growth to recover costs as well as the successful efforts of our established operations to stabilize cost and improving efficiencies through automation and outsourcing.

       Operating income. Operating income for the nine months ending September 30, 2000 increased by 164% to $2.9 million compared to the same period last year and the operating profit margin increased from 5% for the nine months ending September 30, 1999 to 11% for the nine months ending September 30, 2000.

     Net interest expense. Net interest expense reduced by 4% to $662,965 for the nine months ending September 30, 2000 from $692,355 for the same period last year, which reflects interest earned on the cash proceeds from our $4 million equity placement.

     Income before taxes and minority interest. Income before taxes and minority interest amounted to $2.3 million for the nine months ending September 30, 2000, compared to income before taxes and minority interest of $424,054 for the same period last year. This 438% increase was due to increasing revenue in our international business units as well as improved cost control and operating efficiencies.

     Taxes on income and minority interest. Taxes on income and minority interest amounted to $1.5 million for the nine months ending September 30, 2000, compared to $569,550 for the same period last year. This increase was mainly due to the net contribution of our 60% majority-owned United Kingdom subsidiary. A further increase was due to the acquisition of a remaining 20% ownership in our two 80% majority-owned development subsidiaries which previously reported net losses. The remaining 20% ownership in these companies was acquired at the beginning of the year 2000.

     Net income. Net income reported for the nine months ending September 30, 2000, was $781,752 compared to a net loss of $145,496 for the same period last year. This favorable improvement of $927,248 was due to continued revenue growth, improved operating efficiencies, maturing of development operations, and stabilized growth in sales, general, and administrative costs.

     Earnings (loss) per share. Earnings per share improved from a loss of $0.03 per share during the nine-month period ending September 30, 1999, to earnings of $0.11 for the nine months ending September 30, 2000. Earnings per share data are calculated based on the weighted average number of fully diluted shares outstanding of 5,892,800 and 4,326,881 in 2000 and 1999 respectively. A year-to-date preferred dividend of $120,000 is deducted from net income in order to calculate earnings per share for 2000.

Liquidity and capital resources (for the nine months ending September 30, 2000)

     As of September 30, 2000, we had $2.2 million in cash and cash equivalents. We plan to continue to grow our business and will require additional cash to finance our ongoing revenue growth, major capacity expansions, and new product introductions.

     Net cash provided by operating activities for the nine months ending September 30, 2000, was $2.0 million. Net cash provided consisted primarily of profits, depreciation, and profit attributed to minority interest while net cash used in operating activities consisted primarily of an increase in accounts receivable.

     Net cash used in investing in capital assets consisted of additions to telecommunications and bridging equipment as well as various acquisitions and investments into software amounting to $2.9 million. As a result of capital expansions, we increased worldwide operating capacity during the year to date by approximately 30%. Net cash used in investing in capital assets was $3.4 million.

     Net cash provided by financing activities was $3.7 million and was obtained from common stock issued in a public offering during the second quarter, which amounted to 800,000 shares at $5 per share for gross proceeds of $4 million. We used part of these proceeds to pay various lines of bank and supplier credit amounting to $906,354.

     We anticipate that our available funds are sufficient to meet our needs for working capital and capital expenditures in the near term. We will need to raise additional funds as, for example, we intend to pursue additional acquisitions, undertake new product developments, and expand capacity. If we raise additional funds through the issuance of debt or preferred securities, these securities may have rights, preferences, or privileges senior to those of the rights or our common stock and our stockholders may experience additional dilution. We cannot be certain that additional financing will be available to us on favorable terms when required, or at all.

                          PART II - Other Information
                          ---------------------------

Item 2.    Changes in Securities and Use of Proceeds

     On July 31, 2000, we expanded our overseas operations by purchasing the assets of Asia-Pacific Business Services Limited located in Hong Kong for $440,000. Part of the $440,000 consisted of our issuance of 14,000 shares of our common stock valued at $88,000 to Asia-Pacific Business Services Limited. The agreed upon sale price of the common stock was $6.29 per share. There were no underwriters involved in the transaction. We issued the shares under Regulation S of the Securities Act of 1933.

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

10.22(6) Loan and security agreement dated March 31, 1998 and forms of stock purchase warrant with Sirrom Capital Corporation and Equitas L.P.
10.23(6)  Loan agreement with Key Bank, N.A.
10.24(7)  Lease commitment and warrant with R.C.C. Finance Group Ltd.
10.25(7) Contract for the supply of conferencing services design development and information signed July 14, 1998 between ACT Teleconferencing Services, Inc. and Concert Global Networks Limited
10.26(7) Agreement for the supply of conferencing services signed July 14, 1998 between ACT Teleconferencing Services, Inc. and Concert Global Networks Limited
10.27(7) Agreement for videoconferencing equipment and services (GTE Telephone Operating Companies) dated October 1, 1998
10.28(8)  Stock option plan of 2000
27.1      Financial data schedule

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

(6)Incorporated by reference, attached an exhibit of the same number to our Amendment No. 1 to Form 10-QSB for the quarter ended June 30, 1998, filed with the SEC on August 24, 1998 (originally filed under cover of Form SEC on August 14, 1998) File 0-27560.

(7)Incorporated by reference, attached as an exhibit of the same number to our Form 10-QSB for the quarter ending September 30, 1998, filed with the SEC on November 16, 1998, File 0-27560.

(8)Incorporated by reference, attached as appendix A to our Schedule 14A Information filed with the SEC on May 12, 2000, File No. 0-27560.

                                   SIGNATURE

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               ACT TELECONFERENCING, INC.



DATE:  November 13, 2000                       By: /s/ Gavin J. Thomson
                                                  ----------------------------
                                                  Gavin J. Thomson,
                                                  Chief Financial Officer
                                                  (Duly authorized officer and
                                                  Principal Financial Officer)

Index of Exhibits
All exhibits are filed electronically, unless incorporated by reference.

Exhibit No.   Description
-----------   -----------
3.1(1)        Restated articles of incorporation of ACT April 15, 1996, as amended October 18, 1999
3.2 (2)       Bylaws of ACT, amended as of April 15, 1996
4.1(3)        Form of specimen certificate for common stock of ACT
10.1(3)       Stock option plan of 1991, as amended, authorizing 400,000 shares of common stock for issuance under the plan
10.2(3)       Form of stock option agreement
10.3(3)       Form of common stock purchase warrant
10.10(3)      Split dollar insurance agreement dated March 1, 1990, between ACT and Gerald D. Van Eeckhout
10.11(3)      Service agreement dated April 10, 1992 between David Holden and
              ACT Teleconferencing Limited
10.19(4)      Stock option plan of 1996, as amended
10.20(5)      Employee stock purchase plan
10.22(6)      Loan and security agreement dated March 31, 1998 and forms of stock purchase warrant with Sirrom Capital Corporation and Equitas
              L.P.
10.23(6)      Loan agreement with Key Bank, N.A.
10.24(7)      Lease commitment and warrant with R.C.C. Finance Group Ltd.
10.25(7)      Contract for the supply of conferencing services design
              development and information signed July 14, 1998 between ACT
              Teleconferencing Services, Inc. and Concert Global Networks
              Limited
10.26(7)      Agreement for the supply of conferencing services signed July 14,
              1998 between ACT Teleconferencing Services, Inc. and Concert
              Global Networks Limited
10.27(7)      Agreement for videoconferencing equipment and services (GTE
              Telephone Operating Companies) dated October 1, 1998
10.28(8)      Stock option plan of 2000
27.1          Financial data schedule

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

(8)Incorporated by reference, attached as appendix A to our Schedule 14A Information filed with the SEC on May 12, 2000, File No. 0-27560.