Form 10-K405
period 2000-12-31
ACT TELECONFERENCING INC
filed 2001-03-26
CIK 918709

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended          December 31, 2000
                                           -----------------------------------

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
             SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)
                  For the transition period from                to
                                                     ---------     ----------

                         Commission File Number 0-27560

                           ACT Teleconferencing, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Colorado                                             84-1132665
---------------------------------------------        ------------------------------
(State or other jurisdiction of incorporation        (IRS Employer Identification No.)
 or organization)

1658 Cole Boulevard, Suite 130, Golden, CO           80401
---------------------------------------------        ------------------------------
(Address of principle executive offices)             (Zip Code)

(303) 235-9000                                       (303) 233-0895
---------------------------------------------        ------------------------------
(Registrant's telephone number)                      (Registrant's facsimile number)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class                    Name of each exchange on which registered
None                                   None
----------------------------------     -----------------------------------------

Securities registered under Section 12(g) of the Exchange Act:
Common stock, no par value
--------------------------------------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 28, 2001 was: $41,773,920, based on the closing price of the Company's common stock on the Nasdaq SmallCap Market on February 28, 2001 of $8.00 per share.

The number of shares outstanding of the Company's Common Stock, no par value was
                                                  ------------------------------
6,067,304 shares as of February 28, 2001.
-----------------------------------------

                       DOCUMENTS INCORPORATED BY REFERENCE

The information called for by Part III is incorporated by reference to specified portions of the definitive Proxy Statement for the Registrant's 2001 Annual Meeting of Stockholders, which is expected to be filed not later than 120 days after the Registrant's fiscal year ended December 31, 2000.

                           ACT Teleconferencing, Inc.

                                    Form 10-K

Table of Contents

PART I.                                                                                      Page No.
                                                                                             --------
         Item 1.           Business                                                                 1
         Item 2.           Facilities                                                              13
         Item 3.           Legal proceedings                                                       15
         Item 4.           Submission of matters to a vote of security holders                     15


PART II.
         Item 5.           Market for registrants' common equity and related                       15
                           stockholder matters
         Item 6.           Selected Financial Data                                                 18
         Item 7.           Management's discussion and analysis of financial                       19
                           condition and results of operations
         Item 7A           Quantitative and qualitative disclosures about
                           market risk                                                             25
         Item 8.           Financial statements and supplementary data                             26
         Item 9.           Changes in and disagreements with accountants                           26

PART III.
         Item 10.          Directors and executive officers of the registrant                      26
         Item 11.          Executive compensation                                                  26
         Item 12.          Security ownership of certain beneficial owners and                     26
                           management
         Item 13.          Certain relationships and related transactions                          26

PART IV
         Item 14.          Exhibits, financial statements and schedules, and
                           reports on Form 8-K                                                     27

                  Caution Regarding Forward-Looking Statements

This annual report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as may, will, should, expect, plan, intend, anticipate, believe, estimate, predict, potential or continue, the negative of such terms, or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. In evaluating these statements, you should specifically consider various factors, including the risks outlined in our former registration statements or future registration statements. These factors may cause our actual results to differ materially from any forward-looking statement.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Important factors that could cause actual results to differ materially from such expectations described in this report include: the capital requirements required for the development and expansion of the Company's business, risks relating to obtaining additional financing, the risks associated with the expansion of the Company's business and the possible inability of the Company to manage its growth, risks related to the Company's expansion into new products and new technologies, the competitive nature of the teleconferencing business, and the Company's dependence on its significant customers. Moreover, we do not assume responsibility for the accuracy and completeness of the forward-looking statements. We are under no duty to update any of the forward-looking statements after the date of this annual report to conform such statements to actual results or to changes in our expectations.

PART I

Item 1. Business

Overview

ACT Teleconferencing Inc., a Colorado corporation formed in December 1989, is a leading full service provider of audio, video, data and Internet-based conferencing services to businesses and organizations in North America, Europe and Asia. Our conferencing services enable our clients to efficiently and cost effectively conduct voice, video, or data conferences by linking multiple participants worldwide.

Industry sources estimate that the worldwide teleconferencing services market amounted to approximately $1.2 billion in 1999 and will grow to over $3.0 billion by 2004, representing a compounded annual growth rate of approximately 25 percent. This excludes growth in Internet-based conferencing services. Internet telephony conferencing services are expected to grow by over 100% per annum for the next few years; however, today this remains a small market.

Teleconferencing is an essential business tool in bringing decision makers together more frequently, at lower cost, and with fewer scheduling conflicts than is possible with face-to-face meetings. Within our target markets of multinationals, professional firms, mid-size firms, and government agencies, our customers use teleconferencing as a high performance productivity tool to accelerate decision making, reduce travel costs, and improve teamwork. Members of project teams, consulting teams, and working groups spread across a country or the world and can assemble through this medium more quickly and economically than in face-to-face meetings. Examples are board meetings, sales and marketing groups, training programs, investor presentations, press conferences, workshops, seminars, and any other form of business or professional meeting.

Several key trends in today's business world, as well as ongoing developments in technology, are driving rapid growth in the market for teleconferencing services:

         o Globalization and the resulting demand for additional business communication across country borders.
         o The need for accelerated decision making within companies. The trend towards increased teamwork.
         o Improvements in the overall quality of audio, video, and data conferencing.
         o        Reductions in cost of transmission and hardware.
         o Improved quality of life for participants in meetings who would otherwise need to spend additional time and effort traveling.
         o        Reduced travel budgets.
         o Growth of the Internet as a viable medium for the efficient transport of large volumes of voice, video, and data.

Audio Conferencing Services Market. Audio, or voice conferencing accounts for over 90% of our revenues. We derive our audio conferencing revenue mainly from fees for bridging services which combine a few or several hundred telephone lines into one high quality conference call while maintaining excellent volume and clarity. We buy long distance time in bulk and resell this time as part of the service. We also provide enhanced services such as recording/replay or polling the opinions of conference participants.

We estimate based upon research provided by industry analysts such as Frost & Sullivan and International Data Corporation "IDC" that the North America market is approximately 80 percent of the total world market; and grew to $1 billion in 2000. Accordingly, we estimate worldwide sales at over $1.2 billion. These figures include bridging and other enhanced audio conferencing services, but exclude long distance transmission charges. The major long distance telephony companies accounted for approximately 80 percent of this market with the remaining 20 percent provided by independent companies such as ourselves. We expect the audio conferencing services market will continue growing at a rate of 20 to 25 percent annually through year 2005, which would result in an audio conferencing services market that exceeds $3 billion in sales in 2005. This does not include the expected development of the Internet-based conferencing services market.

Video Conferencing Services Market. Video conferencing revenues account for under 10% of our revenues. First introduced in the 1980s, video conferencing applications initially involved expensive systems in dedicated locations used primarily for group conferences. The introduction of affordable small group systems expanded the use of video conferencing. The growing base of users with in-house systems, combined with greater bandwidth now available through the integrated services digital network, or ISDN, will continue to drive increased usage as well as increased Internet usage generally.

Frost & Sullivan estimated the United States video conferencing services market in 1998 at $200 million, excluding transmission charges and public room rental. The Frost & Sullivan report projects growth in the overall video conferencing market at a compound annual rate of approximately 16 percent to over $500 million in the year 2005.

The appeal of videoconferencing is that it adds a visual person-to-person dimension that improves communications in a growing number of applications. Video is the preferred medium in certain industries. Examples of professional and industrial applications include legal (witness depositions), medical (diagnosis and treatment through telemedicine), manufacturing (determining production problems), pharmaceuticals (marketing focus groups, research, and collaboration) and education (distance learning classes).

Data Conferencing and Internet Telephony Services Market. According to International Data Corporation, a market research firm, the worldwide market for Internet telephony services is expected to grow by 108 percent from $480 million in 1999 to over $19 billion in 2004. By 2004, and depending upon capacity expansion, Internet telephony minutes could reach 135 billion for a compound annual growth rate from 1999 to 2004 of 119 percent. Currently, the Internet telephony market is dominated by medium quality consumer voice calling; however, we expect that adoption by business customers will follow improvements in quality and usability. This research also suggests that enhanced services such as messaging and conferencing could grow to approximately 25 percent of Internet telephony services revenue by 2001. Similarly, we anticipate significant growth in the amount of audio, video, and data conference calls that will eventually be conducted over the Internet.

Our next step in expanding Internet teleconferencing is to enable each Internet conference participant to participate in a two-way, interactive conference. Recent developments enable two-way voice transmissions to be made using Internet telephony. Initially, we envision Internet conferencing to be an added service rather than a replacement for our existing teleconferencing solutions in the near term, but we do see Internet-based services comprising an important percentage of the next generation of conferencing services. We have prepared for these potentially significant markets by investing in the development of our Internet telephony conferencing capabilities and by developing the first full duplex Internet conferencing solution with Clarent Corporation. Our teleconferencing service is accessible through a telephony gateway technology. Clarent is a leading provider of the gateway required to convert Internet transmission of voice back onto circuit switching compatible teleconferencing bridges.

Our Strategy

Our objective is to become the world's leading independent provider of global teleconferencing services. We believe we are presently one of only two network independent global providers to offer customers the choice of fully attended or unattended audio, video, and data teleconferencing services from all of our 12 locations. Our strategy is to:

         o Develop a first-to-market Internet telephony conferencing solution. A significant portion of the global telecommunications infrastructure is expected to shift to the Internet over time. We believe we are first to market with an Internet telephony conferencing solution.
         o Capitalize on the global market for teleconferencing through local presence. We use local operations centers staffed by country nationals. We operate in local time zones and provide local language services. We employ local management and staff to develop customer loyalty and improve local market penetration. Our network of local centers provides our multinational conferencing customers with knowledgeable and consistent service, regardless of the continent or time zone.

         o Develop and leverage our present distribution channels through major third-party outsource relationships. Our outsourcing arrangements with Concert and other large telephony companies allow us to concentrate on additional volume delivery to their major customers while they promote our conferencing services as part of an overall product portfolio. We intend to leverage these major opportunities and continue to seek similar arrangements with other telecommunications providers. During 2000, we concluded an agreement with one of the world's largest telecommunications companies to provide global conferencing solutions on an outsourced basis. Although initial revenue development has been slow, we estimate the annual revenue potential at $50 million in 5 years provided we achieve reasonable market penetration with our partner.
         o Pursue acquisitions. Having built the base of our teleconferencing platform in key markets worldwide, we are positioned to expand our infrastructure and obtain additional market size through acquisitions. We will consider acquisitions that increase our service offerings, expand our customer base, and broaden our geographic coverage. We will also utilize acquisitions to broaden our technical expertise and enlarge our pool of management talent.
         o Adapt and implement state of the art and best practices technology. Rather than invest in expensive research and development, we take advantage of technological advances by third-party vendors. We buy best-of-class equipment to deliver audio, video, and data conferencing over the public circuit-switched telephone network and through the Internet telephony gateway. This allows us to leverage high technology development efforts of third parties and provide our customers with reliable conventional teleconferencing as well as potentially innovative Internet conferencing applications.
         o Foster and maintain long-term relationships with our customers. We train our people to be passionate in the delivery of superior service through our proprietary customer care and service quality training programs. Our quality standards and solid customer relationships generate large amounts of repeat business and frequent referrals from satisfied clients. Our long-term relationships with our customers are enhanced by our extensive global operations and our broad range of services.

Our Services

We are a single-source provider of audio, video, data, and Internet-based conferencing services that are designed to meet the growing teleconferencing needs of a broad range of customers across a diverse range of information-intensive businesses. We derive the large majority of our current revenue from audio conferencing (approximately 90 percent) with the remaining 10 percent from the video, data, and Internet-based conferencing sector. Although we expect audio conferencing to continue comprising the bulk of our revenues for the foreseeable future, we expect to start to generate a growing proportion of new business from enhanced services and from video, data, and Internet-based conferencing services.

Audio Conferencing Services. Our ActionCallSM audio conferencing services include full service-attended conferencing, reservationless unattended conferencing, and a comprehensive suite of enhanced audio conferencing services. We generate revenues by charging clients a fee per minute for bridging, attendant call management, various value added services, and charges related to long distance transmission costs.

In a full service-attended conference, our conference coordinators either will call each participant (a dial-out conference) or provide participants with a toll free or local number for them to call at a certain time (a dial-in conference). In an unattended conference, we provide the customer with a dial-in telephone number and a PIN code to allow the customer to arrange their own conferences on our bridging equipment. We connect audio conference participants from the office, at home, at a project site, in the car, or on any mobile phone to a high quality conference call.

Our enhanced audio conferencing services, which are available on request, include:

         o        Continuous monitoring and operator access.
         o        Security codes.
         o        Blast dial-out and redial if disconnected.
         o        Participant volume control and muting.
         o Conference recording, cassettes, translation, and transcription.
         o        Network management and fault reporting.
         o Broadcast faxes, pre-notification fax, email, participant notification.
         o Question and answer and polling services for large investor relations calls.
         o        Customized billing.

Video Conferencing Services. We offer our ActionViewSM video conferencing through our multipoint video bridging centers in Dallas, Paris, Amsterdam, and London, as well as through outsourced arrangements in Australia and Canada. Our offerings include full-service and advanced technical management features such as:

         o        Operator-controlled conferences.
         o        Continuous presence features
         o        Reservations and scheduling management.
         o        Room reservations.
         o        Video taping and cassettes.
         o        Multiple line speeds and voice-activated switching controls.
         o        Training, installation, and maintenance equipment.
         o        Video conferencing site certification.

Our video bridging services enable us to provide video conferences from two to 48 locations. Although we can accommodate higher numbers by linking several video bridges, most video conferences, as a practical matter, involve no more than three to five locations. Technical features of our multipoint control units enable us to display all parties on one screen or select only certain parties as needed during a conference. Similar to a television interview, participants from two locations can be on screen while other locations are in a viewing-only mode.

We generate revenues from video conferencing in the same manner as audio conferencing, but at higher per-minute rates. Ongoing decreases in per-minute rates for bridging and long distance transmission, driven by improved technology and competition among the long distance companies, have stimulated the market for video conferencing.

Data and Internet Conferencing Services. An outgrowth of the Internet is the use of data conferencing to broadcast data for viewing by participants during an audio or video meeting. Customers enhance the audio or video conference by simultaneously transmitting data through our ActionDataSM suite of services over the Internet or a corporate intranet to personal computers of participants. While not interactive, Internet streaming broadcasts are especially useful in large conferences to enhance the audio or video interaction. These services enable:

         o Interactive audio or video conferences with simultaneous data streaming.
         o Collaborative revision of data by participants equipped with appropriate software.
         o Viewing of whiteboard illustrations, slide presentations, or drawings.

Until the recent introduction of advanced Internet gateway technology that enables two-way or full duplex voice transmission at acceptable quality and reliability levels, Internet technology did not allow effective, high quality interactive conferencing, as is available on the existing public-switched telephone network. While reasonable voice quality is available on internal intranet or virtual private networks for companies wishing to conduct only in-house conference calls, the development of gateway technology opens the market for us to begin providing high quality Internet telephony conferencing. We selected Clarent Corporation's technology in order to develop, and introduce the gateway command center and billing services enabling the delivery of a first-ever full duplex Internet telephony conferencing service.

We are implementing this new service, called Clarion Call voice over Internet protocol service, using our own combination of bridging equipment and software, initially with selected telecommunications companies as wholesalers. We believe the potential market for Internet protocol telephony conferences is significant, but until these services are fully implemented and we can evaluate customer response, we cannot anticipate the degree it will impact our business.

We expect increasing volumes of long distance to be carried over the Internet because it may cost less than the public-switched circuit network. We anticipate this development will stimulate the market for teleconferencing generally and for collaborative types of conferences that integrate voice, data, and video. Our existing data and Internet services will also continue to be provided in support of and as an adjunct to our conventional circuit-switched telephone network, rather than as a complete substitute for audio or video conferencing.

Currently, we provide the following data and Internet-based services:

         o ActionCastSM--one-way audio streaming for passive participants in listen only mode, for example, stockholders listening to analysts.
         o ActionCastPlusSM--audio streaming plus a PowerPoint(R) presentation.
         o        ActionVideoSM--audio and video streaming over the Internet.
         o        WebRezSM--teleconference reservations accessed by Internet.
         o        ReadyConnect--a web-based unattended conferencing service.

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

In an independent study conducted on our behalf, 91% of existing clients with more than one vendor chose our services over that of a competitive service offering. Our two largest service centers in Denver and London were recently awarded the ISO 9000 quality service mark from the International Standards Organization. We believe we are the only conferencing company to have applied for and been awarded this mark of quality.

Sales and Marketing

We calculate that over 60 percent of our annual growth results from new demand by existing customers. Our sales and marketing strategy is based on two main tenets: we attract customers through multiple distribution channels and, once the relationship has been established, we cross sell teleconferencing services throughout the organization.

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

We have built a customer base of well over 2,000 established accounts. Our records indicate that over 6,000 schedulers, administrative staff, and managers employed by these customers are responsible for requesting or arranging calls with us. These customers range from small manufacturing firms to Fortune 500 companies. Over 60 percent of our revenue is generated by 30 major multinational businesses that contact us through approximately 1,000 individual conference schedulers within those businesses.

We have targeted the following customer groups for our conferencing services:

        o Major multinational companies, investment banks, and professional services firms within the Fortune 1000 (global accounts). Selected global customers using our audio, video, data, or Internet conferencing services include Ernst & Young, Arthur Anderson, BP Amoco, ABN Amro Bank, Philips Electronics, and KLM.
        o Medium-to-large-sized domestic companies, associations, and governmental organizations (midmarket or domestic accounts), such as the American Electronics Association, the State of Colorado, and a number of universities.
        o Customers of major telecommunications providers such as Concert, which we access through outsourcing and co-marketing arrangements (outsourced and co-marketing relationships).

Global Accounts. Global account managers based in Denver, London, Toronto, Amsterdam, Paris, Sydney and Hong Kong are responsible for some 30 multinational accounts comprising 60 percent of our international business. We emphasize the home country or headquarters of these multinationals as a base for developing our global business.

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

         o Concert. In 1998, we entered into an agreement with Concert Global Networks Limited, then a joint venture of British Telecommunications and MCI, to develop a global conferencing capability for use by Concert's customers worldwide. Concert designated us as its preferred supplier of international audio conferencing services to the worldwide Concert network because we were the only full service global provider that is independent of other major network providers. On January 1, 2000, Concert became the vehicle for an international joint venture between AT&T and British Telecom. Our initial services to Concert involved the delivery of services for Concert's internal conferencing. Revenues from the Concert agreement depend on usage and pricing.
         o Other Outsourcing and Co-Marketing Opportunities. We believe our role as an independent full-service teleconferencing provider will continue to drive our growth in this sector, because, while teleconferencing is an essential part of a telecommunications provider's portfolio of services, it can often be provided more effectively on an outsource basis. None of our outsource relationships are on an exclusive basis, and our revenues are dependent upon our delivery of good service at competitive prices to retain and grow business.

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

The equipment we purchase for use in our operations is also available from a variety of suppliers, some of which compete in the teleconferencing services business. We have purchased most of our audio bridging equipment from Compunetix, a supplier based in Pittsburgh, Pennsylvania. According to Compunetix, it accounts for approximately 30 percent of the worldwide market for conferencing bridges. Compunetix is a supplier of conferencing platforms to U.S. government agencies such as NASA, the FAA emergency management platform, and the U.S. Department of Defense, as well as major telecommunications providers. We recently added Spectel, Accord, and Clarent Corporation to our list of equipment suppliers.

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

Our competition comes from large companies such as AT&T, MCI Worldcom, Global Crossing, Sprint, British Telecom, Bell Canada, France Telecom, Deutsche Telekom, Telstra, Belgakom, and Hong Kong Tel. We also face competition from independent teleconferencing companies similar to us, including Premiere Technologies, Intercall, and Genesys. In the United States, we may also face additional competition from the regional carriers which, under the Telecommunications Act of 1996, are allowed to provide long distance services nationwide under certain conditions and whose long distance customers would expect access to teleconferencing services. This may become an additional opportunity for us, as certain regional bell carriers may choose to outsource their customers' needs to independent teleconferencing providers.

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

There are few regulatory barriers in the countries in which we operate, but new entrants into the teleconferencing business will face various economic barriers. The complex planning, installation, and operation of a global teleconferencing platform involving multiple facilities and office locations such as ours, together with the implementation of network technology and coordination of reservations, operations, and billing would likely take extensive funding and expertise to replicate.

Although there are companies that own and operate their own conferencing bridges, many companies prefer to outsource their teleconferencing services, since the cost of acquiring, maintaining, and scheduling a bridge on a dedicated basis for irregular conference calling usually outweighs the benefits. Technology is available to enhance private branch exchange capability (usually up to six calls), but private branch exchange-handled conference calls typically have poor sound quality and each additional line weakens the overall sound volume. Additional competition may also develop from more sophisticated telephone sets and other centralized switching devices. These alternative techniques may enable our customers to conduct some of their own conferences although we believe they will continue to outsource their larger more complex conferences, particularly if their distance meetings require a collaboration of audio, video, data, and Internet conferencing techniques.

Regulation

Although the telecommunications industry has been subject to extensive regulation, government regulation or licensing has no material impact on the delivery of teleconferencing services in the countries where we now conduct our business.

Employees

As of December 31, 2000, we had a total of 336 employees worldwide. Of these, 303 were full time and 33 were part time. There were 151 in our employees North American operations; 133 in our European operations, and 52 in our Asia Pacific operations. Of the 336 total worldwide employees, 194 were in teleconferencing operations, 73 were in sales and marketing, and 69 were in management and administration. Our entry into Internet conferencing eventually will require new employees, but we expect the initial growth in the number of employees to be gradual. We do not anticipate any material change in the number of employees in the near future.

Item 2. Facilities

Our development of local facilities serves the dual purpose of providing local language, local currency, and local time zone services to the areas served by each operations center, as well as backup and overflow capacity among other centers in the event all or part of a conference needs to be rerouted from an operations center at full capacity.

We currently lease office and operations space at our locations in Denver, Dallas, Toronto, Ottawa, London, Amsterdam, Brussels, Paris, Frankfurt, Sydney, Adelaide, Hong Kong, and Bermuda which we have listed in the table below.

              ------------------- ---------------------- ----------------------------- ------------------
                                                                                             Year
                   Location              Country                 Description              Established
              ------------------- ---------------------- ----------------------------- ------------------
              Denver              United States          Sales and operations                1990
              ------------------- ---------------------- ----------------------------- ------------------
              London              United Kingdom         Sales and operations                1992
              ------------------- ---------------------- ----------------------------- ------------------
              Amsterdam           Netherlands            Sales and operations                1995
              ------------------- ---------------------- ----------------------------- ------------------
              Brussels            Belgium                Sales office                        1998
              ------------------- ---------------------- ----------------------------- ------------------
              Sydney              Australia              Sales and operations                1997
              ------------------- ---------------------- ----------------------------- ------------------
              Paris               France                 Sales and operations                1997
              ------------------- ---------------------- ----------------------------- ------------------
              Ottawa              Canada                 Sales and operations                1998
              ------------------- ---------------------- ----------------------------- ------------------
              Toronto             Canada                 Sales and operations                1998
              ------------------- ---------------------- ----------------------------- ------------------
              Frankfurt           Germany                Sales and operations                1998
              ------------------- ---------------------- ----------------------------- ------------------
              Adelaide            Australia              Sales and operations                1999
              ------------------- ---------------------- ----------------------------- ------------------
              Dallas              United States          Sales and operations                1999
              ------------------- ---------------------- ----------------------------- ------------------
              Hong Kong           China                  Sales and operations                1999
              ------------------- ---------------------- ----------------------------- ------------------
              Hamilton            Bermuda                Administrative office               2000
              ------------------- ---------------------- ----------------------------- ------------------

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

Each of our operations centers includes at least one audio or video bridge. Our capacity is measured in ports, with one port needed for each conference participant. Our audio conferencing call centers operate more than 3,000 ports worldwide. This enables us to handle conferences of varying sizes by linking the port capacity of our operation centers together. Although we can network our ports to handle 1,000 or more participants and have handled conferences of this size, the low demand for such large conferences and the logistics of handling multiple conferences during the business day make it unlikely that large conferences will exceed 500 participants. Weekday mornings and early afternoons are peak conferencing times. We outsource our overflow to other teleconferencing companies in the event we have temporary capacity limitations. We also provide outsourced services to certain of our competitors when they have similar capacity constraints.

Item 3. Legal Proceedings

We are not involved in any material legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

During the fourth quarter of its fiscal year ended December 31, 2000, we did not submit any matter to a vote of security holders.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Our common shares have been traded on the Nasdaq SmallCap Market under the symbol ACTT since March 11, 1996. For the period from January 1, 1998 through December 31, 2000 the high and low closing sales prices for our common stock for each quarter as reported by NASDAQ were:

                           PRICE RANGE OF COMMON STOCK

                                                                                                              High          Low
         Fiscal year ended December 31, 1998
                  First Quarter...............................................                              $10.00        $5.88
                  Second Quarter..............................................                               11.63         8.00
                  Third Quarter...............................................                               10.63         6.50
                  Fourth Quarter..............................................                                7.25         5.25

         Fiscal year ended December 31, 1999
                  First Quarter...............................................                                5.63          4.63
                  Second Quarter..............................................                                6.63          4.00
                  Third Quarter...............................................                                9.63          5.00
                  Fourth Quarter..............................................                                9.00          6.00

         Fiscal year ended December 31, 2000
                  First Quarter...............................................                               17.00          8.25
                  Second Quarter..............................................                               10.50          5.56
                  Third Quarter...............................................                                8.00          5.63
                  Fourth Quarter..............................................                                9.38          6.88

On March 6, 2001, the last reported sale price of our common stock was $7.69 per share, and we had approximately 1,200 stockholders.

Stockholders. As of December 31, 2000 we had approximately 165 common stockholders of record and an estimated 1000 additional beneficial holders whose stock was held in street name by brokerage houses for a total of 1,165 stockholders.

Dividends. We have never paid any dividends on our common stock or preferred stock and expect for the foreseeable future to retain all of our earnings from operations for use in expanding and developing our business. Any future decision as to the payment of dividends will be at the discretion of our board of directors and will depend upon our earnings, financial position, capital requirements, plans for expansion, existing loan covenants, and such other factors as the board of directors deems relevant.

Sales of Unregistered Securities.

During 2000 and 1999 we have issued and sold unregistered securities reported as set forth below. We did not utilize an underwriter in any of these transactions. The recipients of securities in each transaction represented their intention to acquire the securities without a view toward the distribution of securities. All the issued securities were restricted securities under Rule 144 and appropriate restrictive legends were affixed to the securities in each transaction.

On April 1, 1999, we agreed to issue 12,000 shares of common stock and warrants to purchase 25,000 shares of common stock to the Adizes Institute in consideration for consulting services. The warrants are exercisable at $7.00 and expire on April 1, 2002. These securities were issued in a transaction exempt from registration under the Securities Act of 1933 in reliance on Sections 4(2) and 4(6) of the Securities Act of 1933.

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

On July 31, 1999, we issued a two-year convertible note to a supplier in the amount of $500,000 bearing interest at 9 percent, payable on July 31, 2001. This note will convert into 71,429 restricted shares of common stock at the option of the holder, if it is not repaid by July 31, 2001. These securities were issued in a transaction exempt from registration under the Securities Act of 1933 in reliance on Sections 4(2) and 4(6) of the Securities Act of 1933.

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

On January 1, 2000, we acquired the 20 percent minority interest of our Australian subsidiary, ACT Teleconferencing (Pty) Ltd., from its managing director, for $380,000 including 50,000 shares of our common stock. These securities were issued in a transaction exempt from registration under the Securities Act of 1933 in reliance on Section 4(2) of the Securities Act of 1933.

On July 31, 2000, we acquired the teleconferencing services business of Asia Pacific Business Services Limited based in Hong Kong for approximately $440,000 including 14,000 shares of our common stock. These securities were issued in a transaction exempt from registration under the Securities Act of 1933.

On January 17, 2001, we acquired the 40 percent minority interest of our United Kingdom subsidiary, ACT Teleconferencing Limited for notes payable of $6,111,000, cash of $834,000, and 360,000 shares of our common stock valued at $2,305,000 from its managing director. These securities were issued in a transaction exempt from registration under Regulation S of the Securities Act of 1933.

Item 6. Selected Consolidated Financial Data

                      SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and related Notes to the Financial Statements appearing elsewhere in the filing and "Management's Discussion and Analysis of Financial Condition and Results of Operations." The consolidated statements of operations data for each of the years ended December 31, 1998, 1999, and 2000, and the selected balance sheet data as of December 31, 1999 and 2000, are derived from our consolidated financial statements appearing elsewhere in this filing. The selected statement of operations data for the years ended December 31, 1996 and 1997 and the selected balance sheet data as of December 31, 1996, 1997, and 1998 have been derived from audited financial statements of the Company not included in this filing. The selected financial data provided below is not necessarily indicative of our future results of operations or our financial performance.

                                                                      Year ended December 31,
                                               2000            1999           1998          1997            1996
                                             ----------------------------------------------------------------------
Consolidated statement of operations data:
   Net revenues                              $37,699,785    $28,328,791    $19,009,645    $10,234,403    $6,219,946
   Gross profit                               19,311,712     13,531,185      8,128,089      5,507,167     2,615,217
   Operating income (loss)                     3,955,908      1,539,271      (993,146)         98,227     (923,649)
   Net income (loss)                           1,395,410         81,425    (2,117,125)      (436,808)   (1,208,107)
   Net income (loss) per share-basic                0.23           0.01         (0.58)         (0.14)        (0.41)
   Net income (loss) per share-diluted              0.21           0.01         (0.58)         (0.14)        (0.41)
Consolidated balance sheet data:
   Total assets                               31,395,549     22,098,343     15,326,200      7,929,711     4,085,269
   Long-term obligations and
     redeemable preferred stock                6,711,696      7,015,527      5,251,196        731,168       437,002
   Stockholders equity                        12,481,104      6,568,857      2,504,565      3,377,933     1,767,957
   Cash dividends declared per
     common share                                                                                                  -
                                           -              -              -              -

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

General. We are a full-service provider of audio, video, data and Internet-based teleconferencing services to businesses and organizations in North America, Europe, and Asia Pacific. Our conferencing services enable our clients to cost-effectively conduct remote meetings by conference call by linking participants across a country or worldwide. We have 12 service delivery centers and 12 sales offices in 9 countries. Our primary focus is to provide high value added conferencing services to organizations such as accounting firms, consulting firms, investment banks, high tech companies, law firms, investor relations firms, and other multinational companies.

We were incorporated in December 1989 and began offering audio teleconferencing services at our Denver location in January 1990. In 1992 we invested in an audio teleconferencing facility in the United Kingdom and in 1995 we invested in a similar operation in the Netherlands. In 1997 we announced a major international capacity expansion plan intended to grow the company from its then 3 locations in 3 cities (Denver, London, and Amsterdam) to the current 12 offices in 9 countries offering a full range of audio, video, and internet-based data conferencing services. The rationale for this expansion plan was and is the rapidly growing market for teleconferencing services worldwide, and an increasing demand for additional services by certain of our multi-national clients.

We completed our capacity expansion in 1999, after successful entry into the markets of Canada, France, Belgium, Germany, Australia and Hong Kong. We also entered the rapidly growing field of Internet-based teleconferencing products and applications. We now offer data conferencing services as well as audio, video and data streaming applications over the Internet to our clients with a nationally recognized provider of broadcast streaming products.

During 2000, our operating performance improved significantly. We were assisted by continued volume increases in all the countries in which we have operations. Revenues grew by 33%, operating income grew by 157%, and net income improved by over $1.3 million.

The following table shows revenues by major product sector over the past 3 years:

($000)                                                             2000            1999            1998
                                                              --------------- --------------- ---------------
Conferencing Services
         Audio conferencing services                              $34,999         $25,133         $14,627
         Video, data and Internet-based services                    1,979           1,717           1,296
                                                              --------------- --------------- ---------------
                                                                   36,978          26,850          15,923
         Growth Rates %                                               38%             69%             58%
Equipment Sales
         Video conferencing equipment                                 722           1,479           3,087
                                                              --------------- --------------- ---------------
Total                                                             $37,700         $28,329         $19,010
                                                              =============== =============== ===============
         Growth Rates %                                               33%             49%             86%

Components of Major Revenue and Expense Items

Revenues. We earn revenues from fees charged to clients for audio, video, data and Internet-based teleconference bridging services, from charges for enhanced services, and from rebilling certain long-distance telephone costs. We also earn revenues from video equipment sales.

Cost of Sales. Cost of sales consists of telephony costs, depreciation on our teleconferencing bridges and equipment, equipment product costs, operator and operations management salaries and office expenses for operations staff.

Selling, General, and Administration expense. Selling, general, and administration expense consist of salaries, benefits, and office expenses of our selling and administrative organizations.

Cost as a percentage of sales

The following table outlines certain items in our income statement as a percentage of sales for each of the last three years:

                                                                       Years Ended December 31,
                                                                2000             1999              1998
                                                           ---------------- ---------------- -----------------
Net revenues                                                       100%            100%              100%
Cost of services                                                   (49)            (52)              (57)
                                                            --------------- ----------------- ----------------
Gross profit                                                        51              48                43
Selling, general and administrative expense                        (41)            (43)              (48)
                                                            --------------- ----------------- ----------------
Operating income                                                    10               5                (5)
Interest expense                                                    (3)             (3)               (3)
                                                            --------------- ----------------- ----------------
Income (loss) before taxes and minority interest                     7               2                (8)
Minority interest and income taxes                                  (3)             (2)               (3)
                                                            --------------- ----------------- ----------------
Net income (loss)                                                    4               -               (11)
                                                            =============== ================= ================

Results of Operations

Fiscal Year Ended December 31, 2000, compared to Fiscal Year Ended December 31, 1999

Net Revenues. Net revenues increased 33% to $37.7 million for the year ended December 31, 2000, compared to $28.3 million for 1999. The 33% revenue growth resulted from an increase in sales to established customers as well as from sales to new customers. Audio conferencing revenues grew by 39% while video, data, Internet and other enhanced conferencing services grew by 15%. Audio conferencing accounted for 93% and 89% of our revenues in 2000 and 1999, respectively.

Gross Profit. Gross profit increased 43% to $19.3 million for the year ended December 31, 2000, compared to $13.5 million for the prior year, reflecting the achievement of significant economies of scale associated with volume increases in voice conferencing. Gross profit percentage increased to 51% of net revenues for the year ended December 31, 2000, compared to 48% of net revenues for 1999.

Selling, General and Administrative Expense. Selling, general, and administrative expenses for the year ended December 31, 2000 were $15.4 million, or 41% of revenue, compared to $12 million or 42% of revenue for 1999. The 28% increase in such expenses was incurred mainly as a result of the increase in selling, general and administrative staff from 123 to 142 employees to service new volumes as well as marketing expenses incurred to develop new locations and introduce new products and services associated with Internet-based and other high-speed digital conferencing products.

Interest Expense. Net interest expense grew by 27% from $848,013 to $1,071,743 as a result of overall debt and capital leases increasing $700,000 from $7.9 million in 1999 to $8.6 million in 2000, due to additional borrowing.

Provision for Income Taxes. Provision for income taxes increased 88% to $780,250 for the year ended December 31, 2000, compared to $414,866 for 1999, due to increased taxable income earned by our 60% majority-owned United Kingdom subsidiary and deferred tax charges in Canada. We paid no other income taxes due to domestic and international tax loss carry-forwards of approximately $7.6 million.

Minority Interest. Minority interest grew by 263% from $194,967 in 1999 to $708,506 in 2000, primarily reflecting the increased net after-tax income of our 60% held United Kingdom subsidiary.

Net Income. Net income for the year was $1,395,409, or $0.21 per share on a diluted basis, and increased by $1,313,985, or $0.20 per share over the previous year income of $81,425 or $0.01 per share, mainly due to the ongoing revenue growth, higher gross margins and increased economies of scale noted above.

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

Liquidity and Capital Resources

                            Sources and Uses of Funds

Operations. For 2000, the Company's cash provided by operations was $5 million, as compared to cash used in operations of $1 million and $231,000 for 1999 and 1998, respectively. This increase in cash provided by operations of $6 million principally resulted from an increase in net income and other non-cash charges (depreciation, amortization, etc.). The Company expects to continue to generate positive net income for the foreseeable future. As the Company continues its expansion plan to enter into new markets, the expenditures incurred, together with initial operating expenses, will generally result in negative net income in these new markets and operating losses from a market until an adequate customer base and revenue stream for the market have been established. Although overall, the Company expects to continue to have positive net income for the near future as it develops and expands its business, there can be no assurance that the Company will sustain sufficient positive net income to meet its working capital requirements and to service its indebtedness.

Investing. Cash used in investing activities increased $1.2 million to $5.8 million in 2000, as compared to $4.6 million and $5.5 million in 1999 and 1998, respectively. Cash used in investing activities primarily resulted from capital expenditures to expand current bridging networks and enter new markets.

Based on historic capital requirements for bridging network construction in relation to sales volumes and bridging network expansion plans, the Company anticipates it will commit approximately $5 million in 2001 to fund its capital expenditures. This target spending includes requirements for current operating markets and the Company's expansion plans.

The facilities-based teleconferencing service business is a capital intensive business. The Company's operations have required and will continue to require substantial capital investment for: (i) the purchase and installation of bridges and other technologies in existing bridging networks and in additional bridging networks to be constructed in new service areas; (ii) the acquisition and expansion of networks currently owned and operated by other companies; and (iii) the evolution of the network to support new products, services and technologies. The Company's expected capital expenditures for general corporate and working capital purposes include: (i) expenditures with respect to the Company's management information system and corporate service support infrastructure and
(ii) operating and administrative expenses with respect to new bridging networks and debt service. The Company plans to make substantial capital investments in connection with plans to construct and develop new bridging networks, as well as for technology upgrades. Expansion of the Company's bridging networks will include the geographic expansion of the Company's existing operations, and the Company will consider the development of new markets. In addition, the Company may acquire existing bridging networks in the future.

The Company, from time to time, evaluates potential acquisitions of, bridging networks currently owned and operated by other companies, and expects to continue to do so. In the event the Company enters into a definitive agreement with respect to any acquisition, it may require additional financing.

The development and expansion of the Company's existing and future bridging networks and services will require significant capital to fund these capital expenditures. The Company expects that its future cash requirements will principally be for funding future growth and capital expenditures. However, there is no assurance that the financing will be available to the Company or on acceptable terms. The Company expects that the $3 million in cash and cash equivalents at December 31, 2000, additional borrowings under their $2 million credit facility along with internally generated funds, will provide sufficient funds for the Company to meet its expected capital and liquidity needs to expand its business as currently planned. In the event that the Company's plans or assumptions change or prove to be inaccurate, or the foregoing sources of funds prove to be insufficient to fund the Company's growth and operations, or if the Company consummates acquisitions or joint ventures, the Company may be required to seek additional capital sooner than currently anticipated. The Company's revenue and costs are dependent upon factors that are not within the Company's control, such as regulatory changes, changes in technology and increased competition. Due to the uncertainty of these and other factors, actual revenue and costs may vary from expected amounts, possibly to a material degree, and such variations are likely to affect the level of the Company's future capital expenditures and expansion plans. Sources of financing may include public or private debt, equity financing by the Company or its subsidiaries or other financing arrangements.

Financing. Net cash provided by financing activities was $2.4 million in 2000, $6.8 million in 1999, and $5.7 million in 1998 and was achieved via a combination of additional common stock issued, warrant conversions, and the utilization of various lines of subordinated debt, interest bearing supplier credit, and bank credit. Additionally, in 1999 the company issued preferred stock to help finance expansion.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The Company's interest expense is sensitive to changes in the general level of interest rates. In this regard, changes in interest rates can affect the interest paid on the Company's long term debt. To mitigate the impact of fluctuations in interest rates, the Company generally enters into fixed rate financing arrangements. The Company believes the fair value of long-term debt approximates the related carrying amount based on market interest rates available to the Company. Almost all long-term debt of the Company is denominated in United States dollars. The following table provides information about the Company's financial instruments that are sensitive to changes in interest rates.

                                                   2001          2002          2003        Total
                                               --------------------------------------------------------
Long term debt, including current portion
     Fixed rate                                $2,871,000    $570,000      $2,702,000    $6,143,000
     Average interest rate                           8.6%       8.5%           13.0%

The Company is also subject to foreign exchange currency rate risk as a result of its international operations. The Company historically has not entered into any derivative arrangements to hedge foreign currency risks and has no firmly committed future sales exposures.

Item 8. Financial Statements and Supplementary Data

See "Index to Consolidated Financial Statements" at page F-1.

Item 9. Changes in and Disagreements With Accountants

None

PART III

Item 10. Directors and Executive Officers of the Registrant

Incorporated by reference to the Company's Proxy Statement for Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 2000.

Item 11. Executive Compensation

Incorporated by reference to the Company's Proxy Statement for Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 2000.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Incorporated by reference to the Company's Proxy Statement for Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 2000.

Item 13. Certain Relationships and Related Transactions

Incorporated by reference to the Company's Proxy Statement for Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 2000.

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) (1), (2) The Financial Statements and Schedule I -Condensed Financial Information of Registrant and Schedule II -Valuation and Qualifying Accounts listed on the index on Page F-1 following are included herein by reference. All other schedules are omitted, either because they are not applicable or because the required information is shown in the financial statements or the notes thereto.

(a) (3) Exhibits:

Exhibit
No.            Description
-------        -----------
3.1(1)         Restated articles of incorporation of April 15, 1996, as amended
               October 18, 1999
3.2(2)         Bylaws, amended as of April 15, 1996
4.1(3)         Form of specimen certificate for common stock
4.2(1)         Restated articles of incorporation of April 15, 1996, as amended
               October 18, 1999
4.3(2)         Bylaws , amended as of April 15, 1996
4.4(4)         Stock option plan of 1991, as amended
4.5(5)         Stock option plan of 1996
4.6(6)         Employee stock purchase plan of 1998, also referred to as the
               ActionShare employee stock purchase plan
4.7(7)         Stock option plan of 1996, as amended
4.8(8)         Stock option plan of 2000
4.9(9)         Form of stock option agreement for stock option plan of 2000
4.10(10)       Instrument constituting (Pounds)1,172,000 convertible secured A loan notes and (Pounds)2,980,000 convertible secured B loan notes by and between ACT Teleconferencing, Inc. and David L.
               Holden & others.
10.2(11)       Form of stock  option  agreement.  for stock  option plan of
               1991, as amended
10.3(11)       Form of common stock purchase warrant.
10.10(11)      Split dollar insurance  agreement dated March 1, 1990, between
               ACT and Gerald D. Van Eeckhout
10.11(11)      Service agreement dated April 10, 1992 between David Holden and
               ACT Teleconferencing Limited
10.22(12)      Loan and security agreement dated March 31, 1998 and form of stock purchase warrant with Sirrom Capital Corporation and
               Equitas L.P.
10.23(12)      Loan agreement with Key Bank, N.A.
10.24(13)      Lease commitment and warrant with R.C.C. Finance Group Ltd.
10.25(13)      Contract for the supply of conferencing services design
               development and information signed July 14, 1998 between ACT
               Teleconferencing Services, Inc. and Concert Global Networks
               Limited

10.26(13)      Agreement for the supply of conferencing services signed July 14,
               1998 between ACT Teleconferencing Services, Inc. and Concert
               Global Networks Limited
10.27(13)      Agreement for videoconferencing equipment and services (GTE
               Telephone Operating Companies) dated October 1, 1998
10.29(10)      Variation of service agreement by and between ACT
               Teleconferencing Limited and David L. Holden
21             Subsidiaries of ACT Teleconferencing, Inc.
23.1           Consent of Ernst & Young LLP, Independent Auditors
24.1           Power of attorney

(1) Incorporated by reference, attached as exhibit 3.1 to our Form 10-QSB for the quarter ending September 30, 1999 filed with the SEC on November 12, 1999, File No. 000-27560.

(2) Incorporated by reference, attached as exhibit 3.2 to our Form 10-QSB for the quarter ending March 31, 1996 filed with the SEC on May 15, 1996, File No. 000-27560.

(3) Incorporated by reference, attached as exhibit 4.1 to our registration statement on Form SB-2, filed with the SEC on October 10, 1995, and amendments to our Form SB-2, File No. 33-97908-D.

(4) Incorporated by reference, attached as exhibit 10.1 to our registration statement on Form SB-2, filed with the SEC on October 10, 1995, and amendments to our Form SB-2, File No. 33-97908-D.

(5) Incorporated by reference, attached as an exhibit to our Schedule 14 A Information filed with the SEC on April 30, 1997, File No. 000-27560, later amended by shareholder approval under Schedule 14A filed on April 15, 1998.

(6) Incorporated by reference, attached as appendix A to our Schedule 14A Information filed with the SEC on April 15, 1998, File No. 000-27560.

(7) Incorporated by reference, attached as exhibit 4.6 to our registration statement on Form S-8, filed with the SEC on July 2, 1998, File 333-58403.

(8) Incorporated by reference, attached as appendix A to our Schedule 14A filed on May 12, 2000, File No. 000-27560.

(9) Incorporated by reference, attached as exhibit 4.5 to our registration statement on Form S-8 filed on November 14, 2000, File No. 000-27560.

(10)Incorporated by reference, attached as an exhibit of the same number on our Form 8-K filed with the SEC on January 31, 2001, File No. 000-27560.

(11)Incorporated by reference, attached as an exhibit of the same number to our registration statement on Form SB-2, filed with the SEC on October 10, 1995, File No. 33-97908-D.

(12)Incorporated by reference, attached as an exhibit of the same number to our Amendment No. 1 to Form 10-QSB for the quarter ending June 30, 1998 filed with the SEC on August 24, 1998 (originally filed under cover of Form SE on August 14, 1998), File 000-27560.

(13)Incorporated by reference, attached as an exhibit of the same number to our Form 10-QSB for the quarter ending September 30, 1998 filed with the SEC on November 16, 1998, File 000-27560.

Item 14 (b). Reports on Form 8-K--We did not file any reports on Form 8-K with the SEC during the last quarter of 2000.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           ACT TELECONFERENCING, INC.

Date:  March 23, 2001      By    /s/ Gerald D. Van Eeckhout
       --------------        ---------------------------------------------
                             Gerald D. Van Eeckhout
                             Chief Executive Officer

Pursuant to the requirements of the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, and in the capacities and on the dates indicated.

Signature                                                    Title

   /s/ Gerald D. Van Eeckhout        Chief Executive Officer and Director
-------------------------------      (Principal Executive Officer)
Gerald D. Van Eeckhout

   /s/ Gavin Thomson                 Chief Financial Officer
-------------------------------      (Principal Financial & Accounting Officer)
Gavin Thomson

   /s/ Ronald J. Bach                Director
-------------------------------
Ronald J. Bach

   /s/ James F. Seifert              Director
-------------------------------
James F. Seifert

   /s/ Donald Sturtevant             Director
-------------------------------
Donald Sturtevant

   /s/ Carolyn R. Van Eeckhout       Director
-------------------------------
Carolyn R. Van Eeckhout

Item 14A. ACT Teleconferencing, Inc. Index to Consolidated Financial Statements

                                   Contents

Report of Ernst & Young LLP, Independent Auditors........................F-2
Consolidated Balance Sheets .............................................F-3
Consolidated Statements of Operations....................................F-4
Consolidated Statements of Shareholders' Equity..........................F-5
Consolidated Statements of Cash Flows....................................F-6
Notes to Consolidated Financial Statements...............................F-7

Schedule I--Condensed Financial Information of Registrant...............F-24
Schedule II--Valuation and Qualifying Accounts..........................F-28

               Report of Ernst & Young LLP, Independent Auditors


The Board of Directors and Shareholders
ACT Teleconferencing, Inc.

We have audited the accompanying consolidated balance sheets of ACT Teleconferencing, Inc. as of December 31, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedules listed in the index at page F-1. These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ACT Teleconferencing, Inc. at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects the information set forth therein.

                                             /s/ ERNST & YOUNG LLP

Denver, Colorado
February 16, 2001, except for Note 13
as to which the date is
February 28, 2001

                           ACT Teleconferencing, Inc.
                           Consolidated Balance Sheets

                           December 31, 2000 and 1999



                                                                      2000           1999
                                                                 ------------    ------------
Assets
Current Assets:
   Cash, cash equivalents and short term investments             $  3,025,056    $  1,532,551
   Accounts receivable (net of allowance for doubtful accounts
     of $621,059 and $153,677 in 2000 and 1999 respectively)        8,349,295       6,606,641
   Prepaid expenses and other current assets                          807,725         789,544
                                                                 ------------    ------------
   Total current assets                                            12,182,076       8,928,736

Equipment:
  Telecommunications equipment                                     12,462,028       8,254,966
  Office equipment                                                  8,511,001       6,383,765
  Less:  accumulated depreciation                                  (5,340,839)     (3,363,484)
                                                                 ------------    ------------
  Total equipment - net                                            15,632,190      11,275,247

Other Assets:
  Goodwill (net of accumulated amortization of $421,966 and
   $247,980 in 2000 and 1999 respectively)                          2,595,055       1,456,944
  Other long term assets                                              751,926         398,416
  Long term note receivable from a related party                      234,302          39,000
                                                                 ------------    ------------
Total assets                                                     $ 31,395,549    $ 22,098,343
                                                                 ============    ============


Liabilities and shareholders' equity
Current liabilities:
  Accounts payable                                               $  3,387,934    $  2,541,822
  Accrued liabilities                                               2,579,393       1,492,382
  Current portion of debt                                           2,871,114       2,313,454
  Capital lease obligations due in one year                         1,052,126         609,076
  Income taxes payable                                                636,118         589,666
                                                                 ------------    ------------
  Total current liabilities                                        10,526,685       7,546,400

Long-term debt                                                      3,053,406       3,778,614

Capital lease obligations due after one year                        1,599,160       1,223,795

Deferred income taxes                                                 306,441         320,112

Minority interest                                                   1,676,064         967,559

Redeemable preferred stock, no par value, 1,000,000 shares
authorized; 2,000 issued (net of deferred placement cost of
$247,261 and $306,944 in 2000 and 1999 respectively)                1,752,689       1,693,006

Shareholders' equity:
  Common stock, no par value; 10,000,000 shares authorized
     5,671,140 and 4,595,947 shares issued and outstanding
     in 2000 and 1999 respectively                                 16,492,381      11,478,003
  Accumulated deficit                                              (3,573,767)     (4,809,176)
  Accumulated other comprehensive loss                               (437,510)        (99,970)
                                                                 ------------    ------------

  Total shareholders' equity                                       12,481,104       6,568,857
                                                                 ------------    ------------
Total liabilities and shareholders' equity                       $ 31,395,549    $ 22,098,343
                                                                 ============    ============

See accompanying notes to consolidated financial statements.

                            ACT Teleconferencing, Inc
                      Consolidated Statements of Operations

              For the years ended December 31, 2000, 1999 and 1998


                                                                        2000                  1999                  1998
                                                                  ------------------    ------------------    ------------------
Net revenues                                                           $ 37,699,785          $ 28,328,791          $ 19,009,645

Cost of services                                                        (18,388,073)          (14,797,606)          (10,881,556)
                                                                  ------------------    ------------------    ------------------

Gross profit                                                             19,311,712            13,531,185             8,128,089

Selling, general and administration expense                             (15,355,804)          (11,991,914)           (9,121,235)
                                                                  ------------------    ------------------    ------------------
Operating income                                                          3,955,908             1,539,271              (993,146)

Interest expense, net                                                    (1,071,743)             (848,013)             (532,322)
                                                                  ------------------    ------------------    ------------------
Income (loss) before income taxes and minority interest                   2,884,165               691,258            (1,525,468)

Provision for income taxes                                                 (780,250)             (414,866)             (401,762)
                                                                  ------------------    ------------------    ------------------

Income (loss) before minority interest                                    2,103,915               276,392            (1,927,230)

Minority interest in earnings of consolidated subdsidiary                  (708,506)             (194,967)             (189,895)
                                                                  ------------------    ------------------    ------------------

Net income (loss)                                                       $ 1,395,409              $ 81,425          $ (2,117,125)

Preferred stock dividends                                                   160,000                44,407                     0
                                                                  ------------------    ------------------    ------------------

Net income (loss) available to common stockholders                        1,235,409                37,018            (2,117,125)

Net income (loss) per share- basic                                           $ 0.23                $ 0.01               $ (0.58)
                                                                  ==================    ==================    ==================

Net income (loss) per share - diluted                                        $ 0.21                $ 0.01               $ (0.58)
                                                                  ==================    ==================    ==================

Weighted average number of shares outstanding - basic                     5,312,200             4,393,963             3,647,188
                                                                  ==================    ==================    ==================

Weighted average number of shares outstanding - diluted                   6,023,930             4,655,501             3,647,188
                                                                  ==================    ==================    ==================

See accompanying notes to consolidated financial statements.

                  ACT Teleconferencing, Inc.
        Consolidated Statements of Shareholders' Equity

      For the years ended December 31, 2000, 1999 and 1998


                                                                                                    Accumulated
                                                            Common Stock                               Other
                                                   ----------------------------    Accumulated     Comprehensive
                                                     Shares           Amount         Deficit       Income (Loss)      Total
                                                   ------------------------------------------------------------------------------
Balance at December 31, 1997                         3,612,758    $  6,158,584    $ (2,729,069)   $    (51,582)   $  3,377,933
Shares issued in connection with
  exercise of  warrants                                 26,893         136,000                                         136,000
Employee stock option exercise                           2,000           6,000                                           6,000
Issue of  warrants in association with debt                            486,521                                         486,521
Shares issued for acquisitions                         113,982         676,826                                         676,826
Comprehensive loss
  Net loss                                                                          (2,117,125)                     (2,117,125)
  Other comprehensive loss, net of tax
   Foreign currency translation adjustment                                                             (61,590)        (61,590)
                                                                                                                  ---------------
Total comprehensive loss                                                                                            (2,178,715)
                                                   ------------------------------------------------------------------------------
Balance at December 31, 1998                         3,755,633       7,463,931      (4,846,194)       (113,172)      2,504,565
Shares issued in connection with
  exercise of warrants                                 562,654       2,719,790                                       2,719,790
Issuance of private placement shares                   109,912         592,505                                         592,505
Shares issued to employees and consultants              47,304         148,240                                         148,240
Exercise of unit purchase option                       120,444         553,537                                         553,537
Preferred dividend                                                                     (44,407)                        (44,407)
Comprehensive income
  Net income                                                                            81,425                          81,425
  Other comprehensive loss, net of tax
  Foreign currency translation adjustment                                                               13,202          13,202
                                                                                                                  ---------------
Total comprehensive income                                                                                              94,627
                                                   ------------------------------------------------------------------------------

Balance at December 31, 1999                         4,595,947      11,478,003      (4,809,176)        (99,970)      6,568,857
Shares issued for acquisitions                         120,000         861,607                                         861,607
Shares issued to employees and consultants             121,543         667,951                                         667,951
Issue of  warrants in association with debt                            396,844                                         396,844
Public offering of common stock, net                   800,000       3,067,951                                       3,067,951
  of offering expenses of $932,049
Issue of  warrants to consultants                                       20,025                                          20,025
Cashless exercise of warrants                           33,650
Preferred dividend                                                                    (160,000)                       (160,000)
Comprehensive income
  Net income                                                                         1,395,409                       1,395,409
  Other comprehensive loss, net of tax
  Foreign currency translation adjustment                                                             (337,540)       (337,540)
                                                                                                                  ---------------
Total comprehensive income                                                                                           1,057,869
                                                   ------------------------------------------------------------------------------
Balance at December 31, 2000                         5,671,140    $ 16,492,381    $ (3,573,767)     $ (437,510)   $ 12,481,104
                                                   ==============================================================================



See accompanying notes to consolidated financial statements

                            ACT Teleconferencing, Inc
                      Consolidated Statements of Cash Flow

              For the years ended December 31, 2000, 1999 and 1998


                                                                            2000                 1999                1998
                                                                      -----------------    -----------------    ----------------
Operating activities
Net  income (loss)                                                         $ 1,395,409             $ 81,425        $ (2,117,125)
Adjustments to reconcile net income (loss) to net cash used
     for operating activities:
    Depreciation                                                             2,132,657            1,394,056             874,489
    Amortization of goodwill                                                   186,550               80,377              57,920
    Amortization of debt costs                                                 156,462                                        -
    Deferred income taxes                                                       10,417               17,967             184,691
    Shares issued for consulting fees and  employee services                   330,924               84,591                   -
    Minority interest                                                          708,506              161,040             199,275
                                                                      -----------------    -----------------    ----------------
    Cash flow before changes in operating assets and liabilities:            4,920,925            1,819,456            (800,750)

Changes in operating assets and liabilities, net of effect of business combinations:
    Accounts receivable                                                     (1,989,423)          (2,287,387)         (1,324,560)
    Prepaid expenses and other assets                                         (205,704)            (159,184)           (486,698)
    Accounts payable                                                           938,556             (425,438)          1,471,474
    Income taxes payable                                                        91,729              373,771             (84,506)
    Accrued liabilities                                                      1,154,087             (322,495)            994,452
                                                                      -----------------    -----------------    ----------------
Net cash provided by (used) for operating activities                         4,910,170           (1,001,277)           (230,588)

Investing activities
Equipment purchases                                                         (5,189,336)          (4,592,415)         (5,268,971)
Disposal of marketable securities                                                    -                    -              50,000
Cash paid for acquisitions net of cash acquired                               (675,276)                   -            (249,298)
                                                                      -----------------    -----------------    ----------------
Net cash used  for investing activities                                     (5,864,612)          (4,592,415)         (5,468,269)

Financing activities
Net proceeds  (repayment) from debt and capital lease obligations           (1,014,250)           1,178,071           5,255,875
Net proceeds from issuance of common stock                                   3,411,278            3,929,481             628,521
Net proceeds from issuance of preferred stock                                        -            1,680,526                   -
Deferred loan issuance costs                                                         -              (44,445)           (205,975)
                                                                      -----------------    -----------------    ----------------
Net cash provided by financing activities                                    2,397,028            6,743,633           5,678,421

Effect of exchange rate changes on cash                                         49,919               13,202             (61,590)
                                                                      -----------------    -----------------    ----------------
Net increase in cash and cash equivalents                                    1,492,505            1,163,143             (82,026)
Cash and cash equivalents, beginning of year                                 1,532,551              369,408             451,434
                                                                      -----------------    -----------------    ----------------
Cash and cash equivalents, end of year                                     $ 3,025,056      $   1,532,551        $      369,408
                                                                      =================    =================    ================

See accompanying notes to consolidated financial statements.

                           ACT Teleconferencing, Inc.

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999


1. Organization and Significant Accounting Policies


Business

ACT Teleconferencing, Inc. (the Company) is engaged in the business of providing high quality audio, video and data conferencing products and services to business clients worldwide. The Company operates principally in the United States, Canada, the United Kingdom, France, the Netherlands, Belgium, Germany, Australia and Hong Kong.

Basis of Presentation

The consolidated financial statements include the accounts of ACT Teleconferencing, Inc, and its wholly-owned domestic and worldwide subsidiaries at December 31, 2000. With the exception of ACT Teleconferencing Limited (UK), which was 60% held, and ACT Business Solutions Limited, which is 96.7% held, ACT owns 100% of all of its subsidiaries. Significant intercompany accounts and transactions have been eliminated.

Effective January 1, 2000, the Company acquired the remaining minority interest in ACT Teleconferencing (Pty) Ltd, based in Australia, for stock issued and other consideration aggregating approximately $380,000, and 16.7% of ACT Business Solutions Limited, based in the United Kingdom, for stock and other consideration aggregating approximately $165,000.

Effective January 6, 2000, the Company acquired the assets of the Internet service provider division of Mueller Telecommunications, Inc. for stock issued and other consideration aggregating approximately $375,000.

In July 2000, the Company acquired the teleconferencing services business of Asia Pacific Business Services Limited based in Hong Kong for $440,000. This acquisition was financed through a combination of cash and the issuance of 14,000 restricted shares.

The above acquisitions were accounted for using the purchase method and the results are included in operations since the acquisition dates.

Revenue Recognition

Revenue is recognized upon completion of conferencing services. The Company does not charge up-front fees and bills its customers in arrears based on minutes of usage. Revenue for equipment sales is recognized upon delivery and installation.

Use of Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Equipment and Depreciation

Equipment is stated at cost. Depreciation is calculated on a straight-line basis over the estimated useful lives of five years for office furniture and five or ten years for telecommunications equipment. Certain equipment obtained through capital lease obligations are amortized over the life of the lease. Improvements to leased property are amortized over the lesser of the life of the lease or the life of the improvement. Depreciation expense includes capital lease amortization charges.

Internal Use Software

The Company capitalizes costs of materials, consultants, and payroll and payroll-related costs which are incurred in developing internal-use computer software, beginning once the application development stage is attained and continuing until the post-implementation/operation stage is achieved. Costs incurred prior to and after the establishment of the application development stage are charged to general and administrative expenses. The Company capitalized internal use software development costs of $1,100,000, $250,000, and $0 for the year ended December 31, 2000, 1999, and 1998, respectively.

Goodwill

Goodwill represents the excess of purchase price over tangible assets acquired less liabilities assumed arising from acquisitions and is being amortized on a straight-line basis over an estimated useful life of fifteen years.

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

Recent Pronouncements

As of January 1, 2000, the Company adopted the provisions of Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB 101"). The adoption of SAB 101 did not have a material effect on the Company's financial condition, results of operations or cash flows.

The Financial Accounting Standards Board ("FASB") Issued Statement 133 Accounting for Derivative Instruments and Hedging Activities ("SFAS 133") which is required to be adopted by the Company on January 1, 2001. This statement is not expected to significantly impact the Company as the Company has not historically invested in derivative instruments.

Advertising

The Company expenses advertising costs as incurred. Advertising expense was approximately $524,000, $406,000, and $331,000 in 2000, 1999, and 1998,
respectively.

Reclassifications

Certain reclassifications have been made to the 1999 and 1998 financial statement presentation in order to conform to the 2000 presentation.

2. Long and Short Term Debt

                                                                                         December 31,
                                                                                   2000                1999
                                                                             ------------------ -------------------

ACT Teleconferencing Services, Inc., a United States subsidiary, has a line of credit secured by all tangible and intangible assets with the exception of leased assets of its operations. The line of credit carries an interest rate of 9% per annum with a borrowing base
restricted to qualified accounts receivable up to $2 million.   The
line of credit expires on May 31, 2002.                                           $   989,239         $1,429,511

Subordinated debt financing - promissory note payable by ACT
Teleconferencing, Inc. bearing an interest rate of 13.5% per annum.
Principal is due on the maturity date of March 31, 2003. The note is secured by a second lien on Company assets, subordinated to the
Company's senior lenders.                                                           2,500,000          2,500,000

Line of credit to equipment  vendor owed by ACT  Teleconferencing,
Inc. bearing interest at 6% per annum. Payments are due in monthly installments calculated on 6% of principal balance and interest.
This facility is limited to $1,800,000.                                            $1,271,388        $   925,809

Subordinated  two-year  convertible  note to an equipment  vendor payable by ACT Teleconferencing,  Inc.  bearing  interest at 9%, with principal due on July 31, 2001. This note will be converted into common stock at a conversion  price of $7 per share if not
repaid on or before due date.                                                         500,000            500,000

                                                                                   December 31,
                                                                             2000                1999
                                                                       ------------------ -------------------

Note payable, due on demand,  by a subsidiary to an equipment vendor
at an interest rate of 7%.                                                      280,000            280,000

Notes payable and revolving lines of credit, through vendors and various banks, secured by accounts  receivable  and equipment at interest rates ranging from 6% to 16.75%. Amounts are due between
January 2001 and April 2003.                                                    602,829            772,989
                                                                       ------------------ -------------------
Subtotal                                                                      6,143,456          6,408,309
Less deferred interest cost                                                    (218,936)          (316,241)
                                                                       ------------------ -------------------
Subtotal                                                                      5,924,520          6,092,068
Less, current portion of long term debt                                      (2,871,114)        (2,313,454)
                                                                       ------------------- ------------------

Long term debt                                                               $3,053,406         $3,778,614
                                                                       ================== ===================

Total interest paid on notes and capitalized leases for the year ended December 31, 2000, 1999 and 1998 amounted to $856,000, $848,000, and $532,000 respectively.

The aggregate minimum annual payments as of December 31, 2000 for long-term debt are as follows:


     2001                                                                     $2,871,114
     2002                                                                        570,436
     2003                                                                      2,701,906
                                                                       --------------------
                                                                              $6,143,456
                                                                       ====================

3. Commitments--Operating and Capitalized Leases

Operating Leases

The Company leases office space and office equipment. These leases expire February 2001 through July 2008. Total rent expense charged to operations was $1,290,947, $1,352,496, and $845,731 for the years ended December 31, 2000, 1999 and 1998, respectively.

Capitalized Leases

The Company leases telecommunication equipment and office equipment, including computers and furniture, under long-term leases classified as capital leases. For several of these leases, the Company has the option to purchase the equipment for a nominal cost at the termination of the lease.

The following property is secured under capital leases:

                                                                                December 31,
                                                                           2000               1999
                                                                    ------------------- ------------------
     Telecommunications and office equipment, computers and
     furniture                                                            $3,639,399          $2,582,438
     Less accumulated depreciation                                          (633,024)           (498,281)
                                                                    ------------------- ------------------
     Net value of equipment secured                                       $3,006,375          $2,084,157
                                                                    =================== ==================

The aggregate minimum annual commitments for operating and capital leases as of December 31, 2000 are as follows:

                                                                 Operating            Capital
                                                                   Leases              Leases
                                                              ----------------- -----------------

       2001                                                        $1,231,641        $1,285,099
       2002                                                           980,270         1,003,632
       2003                                                           392,606           597,935
       2004                                                           320,148           103,721
       2005 and thereafter                                            664,867            80,666
                                                              ----------------- -----------------
       Total minimum lease payments                                $3,589,532         3,071,053
                                                              =================
       Less amounts representing interest                                              (419,767)
                                                                                -----------------
       Present value of net minimum capital
          leases payments                                                             2,651,286
       Less capital lease obligations due
         within one year                                                             (1,052,126)
                                                                                -----------------
       Capital lease obligations due after one year                                  $1,599,160
                                                                                =================

During 2000 and 1999, the Company incurred capital lease obligations of $1,582,287 and $422,336 respectively, in connection with lease agreements to acquire equipment.

4. Shareholders' Equity

Preferred Stock

Series A. On October 19, 1999, the Company issued 2,000 shares of Series A 8% preferred stock to GMN Investors II, L.P. for $2,000,000. This transaction was accompanied by the issuance of 400,000 warrants to purchase shares of common stock at $7.00 per share (see warrants outstanding below). The holders of Series A are entitled to dividends calculated quarterly, payable no later than the redemption date. Redemption of the Preferred stock is mandatory on October 19, 2004. The Company has the right to redeem this instrument for any reason prior to October 19, 2004 by payment of $2,000,000 plus any outstanding dividends. At December 31, 2000, the preferred stock was carried at $1,752,689, net of deferred placement cost of $247,261 which is accreted to redemption value through October 19, 2004, and in 2000 the Company recognized $160,000 for ordinary dividends and $59,733 for accretion of discount.

                          ACT Teleconferencing, Inc.

4. Shareholders' Equity (continued)

Common Stock

2000 Offering. In May 2000, the Company registered a offering issuing 800,000 shares of common stock at $5.00 per share for net proceeds of $3,067,951. In association with this offering, the Company issued 480,000 warrants. (See warrants outstanding below).

1999 Private Placement. In February 1999, the Company completed a private offering of 109,212 units, each comprised of one share of common stock at $5.50 per share and one warrant to purchase one share of common stock for net proceeds of $592,505. The shares and the shares underlying the warrants entitle the holder to piggyback registration rights through December 31, 2003. See warrants outstanding below.

Warrant Exercises

On January 31, 2000 and March 6, 2000, RCC Finance exercised their warrants in a cashless conversion and received 33,650 shares of stock.

On February 2, 1999 a total of 562,654 warrants, or 77% of the total publicly held 1996 warrants, which were issued pursuant to our initial public offering were exercised at a conversion price of $5.00 per share raising cash proceeds to the Company, net of expenses, of $2,619,890.

Pursuant also to our initial public offering, the Company granted 71,250 unit options to the underwriter. Each unit contained the right to obtain one share of common stock for $4.20 per share and a three-year warrant for the purchase of a share at $5.00 per share. The three-year warrant period begins on exercise of the $4.20 common stock warrant. In August 1999, 60,222 unit options were exercised resulting in the issuance of 120,444 shares at an average exercise price of $4.60 per unit, raising $553,537 in net proceeds to the Company. On February 2, 2001, 9,835 unit purchase options were exercised in a cash-less transaction resulting in the issuance of 4,963 shares. The remaining unit purchase options expired on February 2, 2001. After this transaction, there are 11,099 warrants outstanding. (See warrants outstanding below).

                          ACT Teleconferencing, Inc.

4. Shareholders' Equity (continued)

Warrants Outstanding

On March 31, 1998, in conjunction with the issuance of its $2,500,000 subordinated promissory notes, the Company issued stock purchase warrants for the purchase of 330,967 shares of common stock at an exercise price of $7.00 per share to Sirrom Capital Corp. and Equitas L.P. On March 31, 2000, the warrants were increased to 390,634. If the notes are not fully paid on the third or fourth anniversary dates from March 31, 1998, the number of shares subject to these warrants will increase to 470,527 and 588,905 shares, respectively, retaining the same strike price of $7.00 per share. The warrants expire on April 30, 2003.

In February 1999, the Company issued 109,212 warrants in connection with our private placement at a $7.00 exercise price and an expiration date of December 31, 2003. On October 19, 1999, in association with the issue of preferred stock, the Company issued 400,000 warrants to GMN Investors II at a $7.00 exercise price and an expiration date of October 19, 2006.

During 1999, the Company issued 95,000 warrants at an average strike price of $5.95 for consulting services for work to be done for the Company in investor relations, global business development and the identification of new partners and acquisitions in new markets. These warrants expire in 2003.

During 2000, the Company issued 60,000 warrants at a strike price of $10 for consulting services expiring in January 2003. Also in association with the 2000 offering, the Company issued 400,000 warrants to the subscribers and 80,000 warrants to the underwriters at an average strike price of $6.14 and expiring in May 2005.

At December 31, 2000, the Company has 20,934 unit options outstanding pursuant to an initial public offering. On February 2, 2001, 9,835 of $4.20 warrants were exercised in a cash-less transaction. The remaining 11,099 warrants have an exercise price of $5.00 with 1,264 expiring in July 2002 and 9,835 expiring in February 2004.

The Company has determined the fair market value of the warrants based on independent valuations or other valuation methods. All warrants are also subject to customary anti-dilution provisions and to adjustment in the event of stock splits, stock dividends, consolidations, and the like. Holders of shares issued upon the exercise of these warrants have piggy-back rights to registration and certain investors, principally GMN Investors II, have demand registration rights.

                          ACT Teleconferencing, Inc.

5. Stock Option Plan

The Company's various Stock Option Plans, as approved and amended by shareholders, authorizes the grant of options to officers, key employees, and consultants for up to 1,400,000 shares of the Company's common stock. Options granted under all plans generally have 10-year terms and vest 25% each year following the date of grant.

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

Pro forma information regarding net income and earnings per share is required by FASB Statement No. 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model. The following are weighted-average assumptions for 2000, 1999, and 1998 respectively: risk-free interest rate of 6.0%; a dividend yield of 0%; volatility factors of the expected market price of the Company's common stock of 0.77, 0.77 and 0.75; and a weighted-average expected life of the option of 7 years.

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

                          ACT Teleconferencing, Inc.

5. Stock Option Plan (continued)

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows:

                                                2000                  1999                  1998
                                        --------------------- --------------------- ---------------------
Pro forma net income (loss)                   $361,635            $(1,001,935)          $(2,746,828)
Pro forma income (loss) per share                $0.06                 $(0.23)               $(0.75)

A summary of the Company's stock option activity, and related information for the years ended December 31 follows:

                                                   2000                          1999                         1998
                                        ---------------------------- ----------------------------- ---------------------------
                                                         Weighted                      Weighted                   Weighted
                                                         Average                       Average                     Average
                                                         Exercise                      Exercise                   Exercise
                                           Options        Price         Options         Price        Options        Price
                                        -------------- ------------- --------------- ------------- ------------ --------------
Outstanding-beginning of year              1,106,352        $4.93        902,437         $4.89       730,400        $4.02
Granted                                      150,900         5.97        221,700          5.18       232,693         7.54
Exercised                                   (38,576)         5.39         (4,500)         3.00        (2,000)        3.00
Forfeited                                   (53,436)         6.05        (13,285)         7.35       (58,656)        4.69
                                        --------------               ---------------               ------------

Outstanding-end of year                    1,165,240        $4.82      1,106,352         $4.93       902,437        $4.89
                                        ==============               ===============               ============

Exercisable at end of year                   778,720        $4.32        561,837         $4.02       341,675        $3.15

Weighted-average fair value of
options granted during the year
     Market price equals exercise
     price at date of grant                    $5.01                       $3.78                       $6.68
     Market price exceeds exercise
     price at date of grant                       -                        $4.05                       $6.25
     Market price is less than
     exercise price at date of grant              -                           -                        $3.94

                          ACT Teleconferencing, Inc.

5. Stock Option Plan (continued)

The following table summarizes our stock options outstanding at December 31, 2000:

                                                           Weighted-Average
   Exercise Price                                              remaining              Weighted-Average
       Range                          Shares               contractual life            exercise price
---------------------------- ------------------------ -------------------------- --------------------------
           $1.00-$2.20                  98,500                 3.08 years                   $1.80
           $2.75-$3.03                 336,400                 3.55 years                   $2.98
           $4.25-$5.25                 191,710                 7.71 years                   $4.63
           $5.50-$6.50                 383,361                 7.58 years                   $5.87
           $7.00-$8.00                  56,800                 8.95 years                   $7.27
                 $9.00                  98,469                 7.60 years                   $9.00
                             ------------------------
                                     1,165,240
                             ========================

6. Income Taxes

Income tax expense and the related current and deferred tax liabilities for all periods presented relate solely to the Company's U.K. and Canadian operations.

For financial reporting purposes, income before income taxes includes the following components:

                                                       2000               1999                1998
                                                 ------------------ ------------------ -------------------
      Pretax income (loss):
        United States                                  $1,279,555          $710,747        $(1,701,724)
        Foreign                                         1,604,610           (19,489)           176,256
                                                 ------------------ ------------------ -------------------
                                                       $2,884,165          $691,258        $(1,525,468)
                                                 ================== ================== ===================

The provision for income taxes for the years ended December 31, is comprised of the following:

                                                       2000               1999               1998
                                                 ------------------ ------------------ ------------------
      Current                                           $769,833           $393,331          $217,242
      Deferred                                            10,417             21,535           184,520
                                                 ------------------ ------------------ ------------------
                                                        $780,250           $414,866          $401,762
                                                 ================== ================== ==================

                          ACT Teleconferencing, Inc.

6. Income Taxes (continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of December 31 are as follows:

                                                                2000              1999              1998
                                                          ----------------- ----------------- -----------------
Deferred Tax Liabilities-Domestic
  Tax depreciation in excess of book depreciation             $  (484,429)      $ (495,227)       $(257,627)
  Other                                                           (58,730)         (93,998)         (41,106)
                                                          ----------------- ----------------- -----------------
                                                                 (543,159)        (589,225)        (298,733)
Deferred Tax Assets-Domestic
  Net operating loss carry-forward                              1,475,163        1,826,424        2,019,656
  Reserves for doubtful accounts                                  163,287           28,723            7,764
                                                          ----------------- ----------------- -----------------
                                                                1,638,450        1,855,147        2,027,420

Valuation allowance for deferred tax assets                    (1,095,291)      (1,265,922)      (1,728,687)
                                                          ----------------- ----------------- -----------------

Net deferred tax-Domestic                                 $            -     $          -     $          -
                                                          ================= ================= =================

Deferred Tax Liabilities-International
  Tax depreciation in excess of book depreciation             $  (306,441)      $  320,112      $  (302,145)

Deferred Tax Assets-International
  Net operating loss carry-forward                              1,167,128        1,096,655          698,677
  Other                                                                -                -                -

Valuation allowance for deferred tax assets                    (1,167,128)      (1,096,655)        (698,677)
                                                          ----------------- ----------------- -----------------
Net deferred tax liability-International                      $  (306,441)     $  (320,112)      $ (302,145)
                                                          ================= ================= =================

                           ACT Teleconferencing, Inc.

6. Income Taxes (continued)

The reconciliation of income tax attributable to continuing operations computed at the U.S. federal statutory tax rates to actual income tax expense is:

                                                       2000               1999                1998
                                                 ------------------ ------------------ -------------------
     Expected rate at 35%                              $1,009,458          $241,940           $(533,914)
     Effect of permanent difference                       128,794            41,567              38,172
     Utilization of NOL's                                (289,918)          (40,339)                  -
     Foreign taxes                                       (126,173)          (38,692)            (47,024)
     Valuation allowance                                  323,011           210,390             944,528
     Other                                               (264,922)               -                    -
                                                 ------------------ ------------------ -------------------
                                                      $   780,250          $414,866           $ 401,762
                                                 ================== ================== ===================

Taxes of $748,000, $23,000, and $279,000 were paid during 2000, 1999, and 1998 respectively. The domestic net operating loss carry forwards of approximately $3,800,000 will begin to expire in the year 2005. The Company has not provided for any taxes on undistributed foreign earnings as the Company intends to permanently reinvest these earnings in the future growth of the business and there are no unremitted, cumulative foreign earnings.

7. Related Party Transactions

The Company has a note receivable from one of its officers for $234,302 and $39,000 at December 31, 2000 and 1999, respectively. This note bears interest at a rate of 7.5% and is due June 30, 2003.

                           ACT Teleconferencing, Inc.

8. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share.

                                                         2000                   1999             1998
                                                      -----------------------------------------------
Numerator:
         Net income                                  $1,395,409         $   81,425        $(2,117,125)
         Preferred Stock Dividends                     (160,000)           (44,407)                 -
                                                     ----------        -----------       ------------
         Numerator                                    1,235,409             37,018         (2,117,125)
                                                     ==========         ==========       ============

Denominator
         Basic shares                                 5,312,200          4,393,963          3,647,188
         Effect of dilutive securities
                  Employee Stock Options                461,353            251,076                  -
                  Warrants                              222,712             10,462                  -
                  Convertible debentures                 27,665                  -                  -
                                                     ----------        -----------       ------------
         Dilutive effect                                711,730            261,538                  -
         Denominator                                  6,023,930          4,655,501          3,647,188
                                                     ==========        ===========       ============
Basic earnings per share                             $     0.23         $     0.01       $      (0.58)
                                                     ==========        ===========       ============
Diluted earnings per share                           $     0.21         $     0.01       $      (0.58)
                                                     ==========        ===========       ============

The computation of diluted EPS did not assume the conversion of options, warrants, and convertible debentures in 1998 and convertible debentures in 1999 as their effect would have been antidilutive.

9. Business Segment Analysis

The Company offers a broad range of audio, video, data, and internet based teleconferencing services to corporate business clients and institutions, and these services are considered one line of business as they are integrated. The Company's decisions on resource allocation and performance assessment are primarily based on the market potential of each operating location. Each of the locations offers the same products and services, has similar customers and equipment, and is managed directly by the Company's executives, allowing all locations to be aggregated under the guidelines of FASB Statement No. 131 resulting in one reportable line of business to the extent that services are separately identifiable. Audio conferencing services presently comprise approximately 90% of total services. Video, data, and Internet conferencing are presently services which are offered together with the audio product offering and their revenues are approximately 10% of total revenues.

                           ACT Teleconferencing, Inc.

9. Business Segment Analysis (continued)

The following provides summary financial data for significant geographic markets in which the Company operates:

For the year ended December 31, 2000:

                              North America        Europe             Asia Pacific         Total
                           --------------------------------------------------------------------------------
Net Revenues                   $22,146,594         $12,916,449          $2,636,742        $37,699,785

Long-Lived Assets              $10,695,082          $4,928,386          $2,603,827        $18,227,245

Deferred Tax Liability             $26,688            $279,753            -                  $306,441

For the year ended December 31, 1999:

                              North America        Europe             Asia Pacific         Total
                           --------------------------------------------------------------------------------

Net Revenues                   $14,182,533         $12,049,040          $2,097,218        $28,328,791

Long-Lived Assets               $7,282,181          $4,210,370          $1,239,639        $12,732,190

Deferred Tax Liability             -                  $320,112            -                  $320,112

For the year ended December 31, 1998:

                              North America        Europe             Asia Pacific         Total
                           --------------------------------------------------------------------------------

Net Revenues                    $8,241,490         $10,190,686            $577,469        $19,009,645

Long-Lived Assets               $4,626,746          $4,081,218            $906,245         $9,614,209

Deferred Tax Liability             -                  $302,145            -                  $302,145

The Company's largest customer accounted for 21%, 14%, and 0% of consolidated revenues for the years ended December 31, 2000, 1999, and 1998 respectively. The Company's second largest customer accounted for 17%, 24%, and 22%. All other customers individually amounted to less than 5% of total consolidated revenues in any one year.

                           ACT Teleconferencing, Inc.

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

11.  Defined Contribution Plan

The Company has a defined contribution 401(k) plan for its United States employees, which allows eligible employees to contribute a percentage of their compensation and provides for certain discretionary employer matching contributions. For the years ended December 31, 2000, 1999 and 1998, the Company contributed $23,000, $0, and $25,000 respectively.

12. Employee Stock Purchase Plan

The Company's employee stock purchase plan became effective July 1, 1998. The plan has been structured within the meaning of Section 423(b) of the Internal Revenue Code of 1986. A maximum of 100,000 shares of common stock are available for sale to employees under the plan. The purchase price of each share of common stock is the lesser of 85% of the fair market value of such share on the opening day of the six month purchase period, or 85% of the fair market value of such share on the closing day of the purchase period. Currently approximately 60 employees have elected to participate in the plan. Through December 31, 2000, employees had purchased 55,947 shares of common stock under the plan.

                           ACT Teleconferencing, Inc.

13. Subsequent Events

On January 17, 2001, the Company acquired the remaining 40% minority interest in ACT Teleconferencing Limited, based in the United Kingdom, for 360,000 shares of the Company's common stock valued at $2,305,000, notes payable of $6,111,000, and cash of $834,000 for a total of approximately $9,250,000.

On February 28, 2001, the Company signed an agreement to purchase telecom services from one of its vendors for a minimum commitment of $30,000,000 per year for the next three years.

14. Quarterly Results of Operations (Unaudited)

The following is a summary of the quarterly results of operations for the years ended December 31, 2000 and 1999.

                                                  March 31        June 30     September 30     December 31
                                              ---------------------------------------------------------------
Year ended December 31, 2000
Net revenues                                      $8,183,767     $9,126,623     $9,512,611    $10,876,784
Gross profit                                       4,112,111      4,589,496      4,869,510      5,740,595
Operating income                                     845,501        925,463      1,174,470      1,010,474
Net income                                           187,925        204,555        389,273        613,656
Net income per share-basic                              0.03           0.03           0.06           0.10
Net income per share-diluted                            0.03           0.03           0.06           0.09

Year ended December 31, 1999
Net revenues                                      $6,842,467     $6,429,079     $7,221,308     $7,835,937
Gross profit                                       3,053,573      3,163,457      3,465,367      3,848,788
Operating income                                     226,407        220,023        669,979        422,862
Net income (loss)                                  (126,471)      (105,371)         86,346        226,921
Net income (loss) per share - basic                   (0.03)         (0.02)           0.02           0.04
Net income (loss) per share - fully diluted           (0.03)         (0.02)           0.02           0.04

            Schedule I--Condensed Financial Information of Registrant

                          ACT Teleconferencing, Inc.
                           Condensed Balance Sheets
                          December 31, 2000 and 1999

                                                                           2000                1999
                                                                    ----------------------------------------
Assets

   Current assets                                                       $     389,425        $  1,322,905
   Equipment (net of accumulated depreciation of
     $212,000 and $126,000)                                                 1,474,095             245,837
   Other long term assets                                                     986,228             398,416
   Investment in and advances to subsidiaries                              16,489,829          10,304,346
                                                                    ----------------------------------------
Total assets                                                              $19,339,577         $12,271,504
                                                                    ========================================

Liabilities and shareholders' equity
Current liabilities:
   Accounts payable and accrued liabilities                              $  1,031,244       $     396,005
   Current portion of debt                                                  1,303,942             485,198
                                                                    ----------------------------------------
   Total current liabilities                                                2,335,186             881,203
Long-term debt                                                              2,770,598           3,128,438
Preferred stock, no par value, 1,000,000 shares
   authorized; 2,000 issued                                                 1,752,689           1,693,006
Shareholders' equity:
   Common stock, no par value; 10,000, 000 shares
     authorized 5,671,140 and 4,595,947 shares issued
     and outstanding in 2000 and 1999, respectively                        16,492,381          11,478,003
   Accumulated deficit                                                     (4,011,277)         (4,909,146)
                                                                    ----------------------------------------
Total shareholders' equity                                                 12,481,104           6,568,857
                                                                    ----------------------------------------
Total liabilities and shareholder's equity                                $19,339,577         $12,271,504
                                                                    ========================================

See accompanying condensed notes to financial statements.

                          ACT Teleconferencing, Inc.
                       Condensed Statement of Operations
            For the years ended December 31, 2000, 1999, and 1998

                                                          2000               1999               1998
                                                   ---------------------------------------------------------
Selling, general and administration
   expense                                               $1,458,932        $1,181,353         $ 1,191,308
Interest expense, net                                       634,937           423,340             305,313
Equity in undistributed earnings of
   subsidiaries                                           3,489,278         1,686,118            (620,504)
                                                   ---------------------------------------------------------
Net income (loss) for the year                            1,395,409            81,425          (2,117,125)
Preferred stock dividends                                   160,000            44,407                  -
                                                   ---------------------------------------------------------
Net income (loss) available to common
   shareholders                                          $1,235,409       $    37,018         $(2,117,125)
                                                   =========================================================

See accompanying condensed notes to financial statements.

                          ACT Teleconferencing, Inc.
                      Condensed Statements of Cash Flows
            For the years ended December 31, 2000, 1999, and 1998

                                                           2000               1999              1998
                                                     -----------------------------------------------------
Operating activities
Net income (loss)                                         $1,395,409       $     81,425       $(2,117,125)
Adjustments to reconcile net income (loss) to net
   cash used for operating activities:
     Equity in undestributed earnings of
        subsidiaries                                      (3,489,278)        (1,686,118)          620,504
     Depreciation                                             84,842             62,541            50,671
     Shares issued to consultants                            330,924                  -                 -
     Amortization of debt costs                              156,462                  -                 -
     Changes in  operating  assets and  liabilities,
        net of effects of business combinations:
         Current Assets                                      110,341           (118,378)         (166,442)
         Other assets                                       (190,968)                 -                 -
         Accrued liabilities                                 635,239            (68,346)          421,716
                                                     -----------------------------------------------------
         Net cash used for operating activities             (967,029)        (1,728,876)       (1,190,676)

Investing activities
Equipment purchases                                       (1,204,990)           227,018          (422,396)
Short-term notes redeemed                                          -            (24,000)           11,000
Sale of marketable securities                                      -                  -            50,000
Investment in and advances to subsidiaries                (1,713,799)        (3,332,946)       (1,594,819)
Cash paid for acquisitions net of cash acquired             (675,276)                 -          (249,298)
                                                     -----------------------------------------------------
Net cash used for investing activities                    (3,594,065)        (3,129,928)       (2,205,513)

Financing activities
Net proceeds from the issuance of debt                       304,442            311,804         2,848,749
Net proceeds from the issuance of common stock             3,411,278          4,014,072           628,521
Net proceeds from the issuance of preferred stock                  -          1,693,006                 -
Deferred loan issuance costs                                       -            (44,445)         (205,975)
                                                     -----------------------------------------------------
Net cash provided by financing activities                  3,715,720          5,974,437         3,271,295
                                                     -----------------------------------------------------
Net increase (decrease) in cash and cash
   equivalents                                              (845,374)         1,115,633          (124,894)
Cash and cash equivalents beginning of year                1,115,633                  -           124,894
                                                     -----------------------------------------------------
Cash and cash equivalents end of year                    $   270,259         $1,115,633       $         -
                                                     =====================================================

See accompanying condensed notes to financial statements.

                          ACT Teleconferencing, Inc.
                    Condensed Notes to Financial Statements

                          December 31, 2000 and 1999

1. Summary of Significant Accounting Policies

Principles of Consolidation

The financial statements of ACT Teleconferencing, Inc., (the Company) reflect the investments in their wholly and partially owned subsidiaries under the equity method.

Consolidated Financial Statements

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

Reclassifications

Certain reclassifications have been made to the 1999 and 1998 financial statement presentation to conform to the 2000 presentation.

                 Schedule II--Valuation Of Qualifying Accounts

                          ACT Teleconferencing, Inc.

                                                               Additions/
                                                Balance at      Charges to                      Balance at
                                                Beginning       Costs and                         End of
                                                Of Period        Expenses       Deductions        Period
                                                ---------      -----------      ----------      ----------
For the year ended December 31, 2000:
   Allowance for doubtful accounts
   receivable                                    $153,677        $475,652       $  (8,270)       $621,059
                                              =============== =============== =============== ===============
 For the year ended December 31, 1999:
   Allowance for doubtful accounts
   receivable                                   $  32,644        $138,501        $(17,468)       $153,677
                                              =============== =============== =============== ===============
For the year ended December 31, 1998:
   Allowance for doubtful accounts
   receivable                                    $ 18,992       $  37,323        $(23,671)      $  32,644
                                              =============== =============== =============== ===============

                               Index to Exhibits

All exhibits are filed electronically or incorporated by reference.

Exhibit No.    Description
-----------    -----------
3.1(1)         Restated articles of incorporation of April 15, 1996, as amended
               October 18, 1999
3.2(2)         Bylaws, amended as of April 15, 1996
4.1(3)         Form of specimen certificate for common stock
4.2(1)         Restated articles of incorporation of April 15, 1996, as amended
               October 18, 1999
4.3(2)         Bylaws, amended as of April 15, 1996
4.4(4)         Stock option plan of 1991, as amended
4.5(5)         Stock option plan of 1996
4.6(6)         Employee stock purchase plan of 1998, also referred to as the
               ActionShare employee stock purchase plan
4.7(7)         Stock option plan of 1996, as amended
4.8(8)         Stock option plan of 2000
4.9(9)         Form of stock option agreement for stock option plan of 2000
4.10(10)       Instrument constituting (Pounds)1,172,000 convertible secured A loan notes and (Pounds)2,980,000 convertible secured B loan notes by and between ACT Teleconferencing, Inc. and David L. Holden &
               others.
10.2(11)       Form of stock option agreement. for stock option plan of 1991, as amended
10.3(11)       Form of common stock purchase warrant.
10.10(11)      Split dollar insurance agreement dated March 1, 1990, between ACT and Gerald D. Van Eeckhout
10.11(11)      Service agreement dated April 10, 1992 between David Holden and
               ACT Teleconferencing Limited
10.22(12)      Loan and security agreement dated March 31, 1998 and form of stock purchase warrant with Sirrom Capital Corporation and
               Equitas L.P.
10.23(12)      Loan agreement with Key Bank, N.A.
10.24(13)      Lease commitment and warrant with R.C.C. Finance Group Ltd.
10.25(13)      Contract for the supply of conferencing services design
               development and information signed July 14, 1998 between ACT
               Teleconferencing Services, Inc. and Concert Global Networks
               Limited
10.26(13)      Agreement for the supply of conferencing services signed July 14,
               1998 between ACT Teleconferencing Services, Inc. and Concert
               Global Networks Limited
10.27(13)      Agreement for videoconferencing equipment and services (GTE
               Telephone Operating Companies) dated October 1, 1998
10.29(10)      Variation of service agreement by and between ACT
               Teleconferencing Limited and David L. Holden
21             Subsidiaries of ACT Teleconferencing, Inc.
23.1           Consent of Ernst & Young LLP, Independent Auditors
24.1           Power of attorney

(1) Incorporated by reference, attached as exhibit 3.1 to our Form 10-QSB for the quarter ending September 30, 1999 filed with the SEC on November 12, 1999, File No. 000-27560.

(2) Incorporated by reference, attached as exhibit 3.2 to our Form 10-QSB for the quarter ending March 31, 1996 filed with the SEC on May 15, 1996, File No. 000-27560.

(3) Incorporated by reference, attached as exhibit 4.1 to our registration statement on Form SB-2, filed with the SEC on October 10, 1995, and amendments to our Form SB-2, File No. 33-97908-D.

(4) Incorporated by reference, attached as exhibit 10.1 to our registration statement on Form SB-2, filed with the SEC on October 10, 1995, and amendments to our Form SB-2, File No. 33-97908-D.

(5) Incorporated by reference, attached as an exhibit to our Schedule 14 A Information filed with the SEC on April 30, 1997, File No. 000-27560, later amended by shareholder approval under Schedule 14A filed on April 15, 1998.

(6) Incorporated by reference, attached as appendix A to our Schedule 14A Information filed with the SEC on April 15, 1998, File No. 000-27560.

(7) Incorporated by reference, attached as exhibit 4.6 to our registration statement on Form S-8, filed with the SEC on July 2, 1998, File 333-58403.

(8) Incorporated by reference, attached as appendix A to our Schedule 14A filed on May 12, 2000, File No. 000-27560.

(9) Incorporated by reference, attached as exhibit 4.5 to our registration statement on Form S-8 filed on November 14, 2000, File No. 000-27560.

(10) Incorporated by reference, attached as an exhibit of the same number on our Form 8-K filed with the SEC on January 31, 2001, File No. 000-27560.

(11) Incorporated by reference, attached as an exhibit of the same number to our registration statement on Form SB-2, filed with the SEC on October 10, 1995, File No. 33-97908-D.

(12) Incorporated by reference, attached as an exhibit of the same number to our Amendment No. 1 to Form 10-QSB for the quarter ending June 30, 1998 filed with the SEC on August 24, 1998 (originally filed under cover of Form SE on August 14, 1998), File 000-27560.

(13) Incorporated by reference, attached as an exhibit of the same number to our Form 10-QSB for the quarter ending September 30, 1998 filed with the SEC on November 16, 1998, File 000-27560.