Form 10-Q
period 2001-03-31
ACT TELECONFERENCING INC
filed 2001-05-10
CIK 918709

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2001
                                      or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______________ to
     ________________.

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of April 30, 2001, 6,078,067 shares of the issuer's common stock were outstanding.

                           ACT TELECONFERENCING, INC.

                                   FORM 10-Q

                               Table of Contents
                               -----------------

PART I.   Financial Information                                         Page No.
                                                                        --------
Item 1.   Financial Statements (Unaudited)
          Consolidated Balance Sheets                                        3
          Consolidated Statements of Operations                              4
          Consolidated Statements of Shareholders' Equity                    5
          Consolidated Statements of Cash Flow                               6
          Notes to Consolidated Financial Statements                         7

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                               11

PART II.  Other Information

Item 2.   Changes in Securities and Use of Proceeds                         14

Item 6.   Exhibits and Reports on Form 8-K                                  15

SIGNATURE                                                                   15

                        PART I - Financial Information
                        ------------------------------

                          ACT Teleconferencing, Inc.
                          Consolidated Balance Sheets

                                                                          March 31            December 31
                                                                            2001                  2000
                                                                -------------------------------------------
                                                                         (Unaudited)
Assets
Current assets:
 Cash and cash equivalents                                                $ 1,496,397           $ 3,025,056
 Accounts receivable (net of allowance for doubtful
  accounts of $912,492 and $621,059 in 2001 and
  2000, respectively)                                                       9,925,883             8,349,295
 Prepaid expenses and other current assets                                    861,917               807,725
                                                                -------------------------------------------
 Total current assets                                                      12,284,197            12,182,076

Equipment:
 Telecommunications equipment                                              13,493,201            12,462,028
 Office equipment                                                           8,976,662             8,511,001
 Less: accumulated depreciation                                            (5,929,973)           (5,340,839)
                                                                -------------------------------------------
 Total equipment - net                                                     16,539,890            15,632,190

Other assets:
 Goodwill (net of accumulated amortization of
  $548,899 and $421,966 in 2001 and 2000, respectively)                     9,441,538             2,595,055
 Other long term assets                                                       751,637               751,926
 Cash held in escrow                                                        1,103,850                     -
 Long term note receivable from a related party                               237,149               234,302
                                                                -------------------------------------------
Total assets                                                              $40,358,261           $31,395,549
                                                                ===========================================


Liabilities and shareholders' equity
Current liabilities:
 Accounts payable                                                         $ 4,951,743           $ 3,387,934
 Accrued liabilities                                                        3,186,909             2,579,393
 Current portion of debt                                                    5,193,468             2,871,114
 Capital lease obligations due in one year                                    916,810             1,052,126
 Income taxes payable                                                         857,463               636,118
                                                                -------------------------------------------
 Total current liabilities                                                 15,106,393            10,526,685

Long-term debt                                                              7,417,087             3,053,406
Capital lease obligations due after one year                                1,475,003             1,599,160
Deferred income taxes                                                         267,668               306,441
Minority interest                                                                   -             1,676,064

Preferred stock, no par value, 1,000,000 shares
 authorized; 2,000 issued (net of deferred placement
 cost of $230,955 and $247,261 in 2001 and 2000, respectively)              1,768,995             1,752,689

Shareholders' equity:
 Common stock, no par value; 10,000,000 shares
  authorized 6,078,067 and 5,671,140 shares issued
  and outstanding in 2001 and 2000, respectively                           19,018,124            16,492,381
 Accumulated deficit                                                       (3,261,720)           (3,573,767)
 Accumulated other comprehensive loss                                      (1,433,289)             (437,510)
                                                                -------------------------------------------
Total shareholders' equity                                                 14,323,115            12,481,104
                                                                -------------------------------------------
Total liabilities and shareholder's equity                                $40,358,261           $31,395,549
                                                                ===========================================

See accompanying notes to consolidated financial statements.

                          ACT Teleconferencing, Inc.
                     Consolidated Statements of Operations
                                  (Unaudited)

                                                                              For the three months ended
                                                                                      March 31,
                                                                               2001                2000
                                                                            -------------------------------
Net revenues                                                                $11,525,464          $8,183,767
Cost of services                                                              5,979,197           4,071,656
                                                                            -------------------------------
Gross profit                                                                  5,546,267           4,112,111

Selling, general and administration expense                                   4,571,160           3,266,610
                                                                            -------------------------------
Operating income                                                                975,107             845,501

Interest expense, net                                                           397,287             238,555
                                                                            -------------------------------
Income before income taxes and minority interest                                577,820             606,946

Provision for income taxes                                                      225,774             222,286
                                                                            -------------------------------
Income before minority interest                                                 352,046             384,660

Minority interest in earnings of consolidated subsidiary                              -             196,735
                                                                            -------------------------------
Net income                                                                      352,046             187,925

Preferred stock dividends                                                        39,999              39,999
                                                                            -------------------------------
Net income available to common shareholders                                 $   312,047          $  147,926
                                                                            ===============================

Net income per share - basic and diluted                                          $0.05               $0.03
                                                                            ===============================
Weighted average number of shares outstanding - basic                         6,017,750           4,780,413
                                                                            ===============================
Weighted average number of shares outstanding - diluted                       6,639,123           5,971,935
                                                                            ===============================

See accompanying notes to consolidated financial statements.

                          ACT Teleconferencing, Inc.
                Consolidated Statements of Shareholders' Equity
                                  (Unaudited)

                                                                                               Accumulated
                                                                                                  other
                                                  Common Stock              Accumulated       comprehensive
                                            Shares           Amount           Deficit         income (loss)          Total
                                      -----------------------------------------------------------------------------------------
Balance at December 31, 1998                  3,755,633        7,463,931       (4,846,194)           (113,172)        2,504,565
Shares issued in connection with
 exercise of warrants                           562,654        2,719,790                                              2,719,790
Issuance of private placement shares            109,912          592,505                                                592,505
Shares issued to employees and
 consultants                                     47,304          148,241                                                148,241
Exercise of unit purchase options               120,444          553,537                                                553,537
Preferred dividend                                                                (44,407)                              (44,407)
Comprehensive income
 Net income                                                                        81,425                                81,425
 Other comprehensive loss, net of tax
  Foreign currency translation                                                                         13,202            13,202
                                                                                                                   ------------
Total comprehensive income                                                                                               94,627
                                      -----------------------------------------------------------------------------------------
Balance at December 31, 1999                  4,595,947       11,478,003       (4,809,176)            (99,970)        6,568,857
Shares issued for acquisitions                  120,000          861,607                                                861,607
Shares issued to employees and
 consultants                                    121,543          667,951                                                667,951
Issuance of warrant in association
 with debt                                                       396,844                                                396,844
Public offering of common stock, net
 of offering expenses of $932,049               800,000        3,067,951                                              3,067,951
Issue of warrants to consultants                                  20,025                                                 20,025
Cashless exercise of warrants                    33,650
Preferred dividend                                                               (160,000)                             (160,000)
Comprehensive income
 Net income                                                                     1,395,409                             1,395,409
 Other comprehensive loss, net of tax
  Foreign currency translation                                                                       (337,540)         (337,540)
                                                                                                                   ------------
Total comprehensive income                                                                                            1,057,869
                                      -----------------------------------------------------------------------------------------
Balance at December 31, 2000                  5,671,140       16,492,381       (3,573,767)           (437,510)       12,481,104
Shares issued for acquisitions                  360,000        2,181,780                                              2,181,780
Issuance of warrant in association
 with debt                                                       144,040                                                144,040
Shares purchased by employees                    41,964          199,923                                                199,923
Cashless exercise of warrants                     4,963
Preferred dividend                                                                (39,999)                              (39,999)
Comprehensive income
 Net income                                                                       352,046                               352,046
 Other comprehensive loss, net of tax
  Foreign currency translation                                                                       (995,779)         (995,779)
                                                                                                                   ------------
Total comprehensive income                                                                                             (643,733)
                                      -----------------------------------------------------------------------------------------
Balance at March 31, 2001                     6,078,067      $19,018,124      $(3,261,720)        $(1,433,289)      $14,323,115
                                      =========================================================================================

See accompanying notes to consolidated financial statements.

                          ACT Teleconferencing, Inc.
                     Consolidated Statements of Cash Flow
                                  (Unaudited)

                                                                       For the three months ended March 31
                                                                   -----------------------------------------
                                                                             2001                 2000
                                                                   -----------------------------------------
Operating activities
Net income                                                                  $   352,046           $  187,925
Adjustments to reconcile net income to net
 cash used for operating activities:
  Depreciation                                                                  740,775              429,504
  Amortization of goodwill                                                      120,960              102,745
  Amortization of debt costs                                                    106,281               25,217
  Deferred income taxes                                                         (26,170)              (4,756)
  Minority interest                                                                   -              178,029
                                                                   -----------------------------------------
  Cash flow before changes in operating assets and liabilities:               1,293,892              918,664

Changes in operating assets and liabilities, net of effects of business combinations:
  Accounts receivable                                                        (1,823,886)            (756,989)
  Prepaid expenses and other assets                                             (74,415)            (357,345)
  Accounts payable                                                            1,665,558             (451,487)
  Accrued liabilities                                                           656,572              233,772
  Income taxes payable                                                          252,866               11,602
                                                                   -----------------------------------------
Net cash provided by (used for) operating activities                          1,970,587             (401,783)

Investing activities
Equipment purchases                                                          (2,046,558)            (690,409)
Cash held in escrow                                                          (1,103,850)                   -
Cash paid for acquisitions, net of cash acquired                               (793,977)            (130,241)
                                                                   -----------------------------------------
Net cash used for investing activities                                       (3,944,386)            (820,650)

Financing activities
Net proceeds from the issuance of debt                                          290,852              100,072
Net proceeds from the issuance of common stock                                  199,923              617,271
                                                                   -----------------------------------------
Net cash provided by financing activities                                       490,775              717,343
Effect of exchange rate changes on cash                                         (45,635)            (153,311)
                                                                   -----------------------------------------
Net decrease in cash and cash equivalents                                    (1,528,659)            (658,401)
Cash and cash equivalents beginning of period                                 3,025,056            1,532,551
                                                                   -----------------------------------------
Cash and cash equivalents end of period                                     $ 1,496,397           $  874,150
                                                                   =========================================

Cash paid for interest                                                      $   291,000           $  214,000
Cash paid for income taxes                                                  $    43,000           $  215,000

See accompanying notes to financial statements.

                          ACT Teleconferencing, Inc.
                  Notes to Consolidated Financial Statements
                                  (Unaudited)

Note 1-Basis of Presentation and Significant Accounting Policies

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three-month periods ending March 31, 2000, are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, refer to the financial statements and footnotes included in our annual report on Form 10-K for the year ended December 31, 2000, and its amendments and subsequent filings.

The consolidated financial statements include the accounts of ACT
Teleconferencing, Inc., and its wholly-owned domestic and worldwide subsidiaries. With the exception of ACT Business Solutions Limited, which is 96.7% held, ACT owns 100% of all of its subsidiaries. Significant intercompany accounts and transactions have been eliminated.

Business

ACT Teleconferencing, Inc. (the Company) is engaged in the business of providing high quality audio, video and data conferencing products and services to business clients worldwide. The Company operates principally in the United States, Canada, the United Kingdom, France, the Netherlands, Belgium, Germany, Australia and Hong Kong.

Recent Pronouncements

The Financial Accounting Standards Board ("FASB") issued Statement 133 Accounting for Derivative Instruments and Hedging Activities ("SFAS 133") which was adopted by the Company on January 1, 2001. This statement did not have a significant impact as the Company does not have any derivative instruments.

Foreign Currency Conversion

The financial statements of the Company's foreign subsidiaries have been translated into United States dollars at the average exchange rate during the quarter for the statement of operations and quarter-end rate for the balance sheet.

Cash Held in Escrow

In accordance with the purchase of the remaining 40% minority interest in ACT Teleconferencing, Limited, the Company established an escrow account to secure the notes payable in the amount of (Pounds)750,000 ($1,103,850 at March 31, 2001). This amount is a rolling restriction until December 31, 2005, the date all the outstanding notes are to be paid in full (see Note 3).

Internal Use Software

The Company capitalizes costs of materials, consultants, and payroll and payroll-related costs which are incurred in developing internal-use computer software, beginning once the application development stage is attained and continuing until the post-implementation/operation stage is achieved. Costs incurred prior to and after the establishment of the application development stage are charged to general and administrative expenses. The Company capitalized internal use software development costs of $200,000 and $64,000 for the three months ended March 31, 2001 and 2000, respectively.

Reclassifications

Certain reclassifications have been made to the 2000 financial statement presentation in order to conform to the 2001 presentation.

2. Related Party Transactions

The Company has a note receivable from one of its officers for $237,149 and $234,302 at March 31, 2001 and December 31, 2000, respectively. This note bears interest at a rate of 7.5% and is due June 30, 2003.

3. Acquisition

On January 17, 2001, the Company acquired the remaining 40% minority interest in ACT Teleconferencing Limited, based in the United Kingdom, for 360,000 shares of the Company's common stock valued at $2,182,000, notes payable of $5,930,000, and cash of $794,000 for a total of approximately $9,087,000. The notes payable are secured by (Pounds)750,000 held in escrow and have the following terms:

   Maturity date       Interest Rate              Amount
-------------------------------------------------------------------
April 6, 2002                     10%  (Pounds)1,172,000 ($1,674,000)
December 31, 2002                  7%    (Pounds)745,000 ($1,064,000)
December 31, 2003                  7%    (Pounds)745,000 ($1,064,000)
December 31, 2004                  7%    (Pounds)745,000 ($1,064,000)
December 31, 2005                  7%    (Pounds)745,000 ($1,064,000)

This acquisition was accounted for under the purchase method of accounting. The pro forma unaudited results of operations for the three months ended March 31, 2001 and 2000, assuming consummation of the purchase as of January 1, 2000, are as follows:

                                                                              For the three months ended
                                                                                      March 31,
                                                                               2001                 2000
                                                                            --------------------------------
                                                                            (Unaudited)          (Unaudited)
Net revenues                                                                $11,525,464           $8,183,767

Net income                                                                      316,466              171,180
Preferred stock dividends                                                       (39,999)             (39,999)
                                                                            --------------------------------
Net income available to common shareholders                                 $   276,467           $  131,181
                                                                            ================================
Net income per share - basic                                                $      0.05           $     0.03
                                                                            ================================
Net income per share - diluted                                              $      0.04           $     0.02
                                                                            ================================
Weighted average number of shares outstanding - basic                         6,017,750            5,140,413
                                                                            ================================
Weighted average number of shares outstanding - diluted                       6,639,123            6,331,935
                                                                            ================================

4. Commitments

On February 28, 2001, the Company signed an agreement to purchase network services from one of its vendors for an undiscounted minimum operating commitment of $30 million per year for the next three years. The discounted minimum operating commitment is expected to range between $14 to $18 million per year, subject to certain conditions. This agreement is subject to normal business downturn clauses common within the telecommunications industry. In the event of a business downturn beyond its control, the Company has the right to renegotiate this commitment to the vendor down to the level of actual usage without any penalty.

5. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share.

                                                    For the three months ended March 31
                                                  --------------------------------------
                                                             2001               2000
                                                  --------------------------------------
Numerator:
 Net income                                                $  352,046         $  187,925
 Preferred Stock Dividends                                     39,999             39,999
                                                  --------------------------------------
 Numerator                                                 $  312,047         $  147,926
                                                  ======================================

Denominator:
 Basic shares                                               6,017,750          4,780,413
 Effect of dilutive securities
   Employee stock options                                     184,828            469,342
   Warrants                                                   436,544            681,485
   Convertible debentures                                           -             40,695
                                                  --------------------------------------
 Dilutive effect                                              621,372          1,191,522
                                                  --------------------------------------
 Denominator                                                6,639,123          5,971,935
                                                  ======================================

Net income per share - basic and diluted                        $0.05              $0.03
                                                  ======================================

6. Subsequent Events

In April, 2001, we signed a $4 million revolving line of credit and a $750,000 term loan agreement with Wells Fargo. The proceeds of this note went to pay off our previous line of credit agreement and was also utilized to pay down $1.6 million in subordinated debt. This agreement expires in April 2004 and carries an interest rate of prime plus 1/2% for the revolving line of credit and prime plus 1% for the term loan agreement.

Also in April 2001, we entered into an incentive arrangement with one of our officers for the issuance of 32,000 shares of restricted common stock as part of his incentive package. The common stock is restricted in four equal amounts from one to four years.

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

     Selling, General, and Administration expense. Selling, general, and administration expenses consist of salaries, benefits, and office expenses of our selling and administrative organizations.

Cost as a percentage of sales

     The following table outlines certain items in our income statement as a percentage of sales:

                                                            three months ended
                                                                  March 31
                                                   ------------------------------------
                                                           2001            2000
                                                   ------------------------------------
Net revenues                                                100%            100%
Cost of services                                             52              50
                                                   ------------------------------------
Gross profit                                                 48              50
Selling, general and administrative expense                  40              40
                                                   ------------------------------------
Operating income                                              8              10
Interest expense, net                                         3               3
                                                   ------------------------------------
Income before income taxes and minority interest              5               7
Minority interest and income taxes                            2               5
                                                   ------------------------------------
Net income                                                    3               2
                                                   ====================================

RESULTS OF OPERATIONS

Three months ending March 31, 2001 compared to three months ending March 31, 2000.

     Net revenues. Net revenues increased 41% to $11.5 million for the three months ending March 31, 2001, compared to $8.2 million for the same period last year, primarily due to ongoing sales volume growth and new customer base in our audio conferencing business. Audio conferencing revenues, which are approximately 91% of total revenues, increased by 34% from $7.8 million to $10.5 million for the three months ended March 31, 2001. Other services including video, data and web based conferencing services increased 167% from $375,000 to $1.0 million for the three months ended March 31, 2001 due to a general uplift in demand for these services. Internationally-based revenues, which make up 45% of total revenue, grew by 20% while US dollar-based revenues including certain globally integrated services grew by 65%. US dollar-based revenues make up 55% of our total revenue.

     Gross profit. Gross profit increased by 35% to $5.5 million for the three months ending March 31, 2001, compared to $4.1 million for the same period last year. Gross profit percentage decreased from 50% to 48% of sales comparing the three months ending March 31, 2001 and the same period last year. We experienced some gross margin reduction in one of our major accounts in the United States due to the shift to automated services, as well as the amortization of certain costs relating to the development of our internet telephony conferencing services which have not yet yielded significant revenue. The gross margin reduction was to some degree offset by satisfactory volume increases across the broad base of our business both domestically and internationally.

     Selling, general, and administrative costs. Selling, general, and administrative costs for the three months ending March 31, 2001 were $4.5 million and accounted for 40% of revenue, compared to $3.3 million or 40% of revenue for the same period last year. The 40% increase in such expenses resulted from an ongoing increase in sales focus in the United States for new retail business as well as ongoing marketing efforts in developing international business units. Selling, general, and administrative costs also were affected by charges relating to the amortization of approximately $95,000 of goodwill resulting from the purchase of the remaining 40% interest of ACT Teleconferencing Limited.

     Operating income. Operating income improved by 15% from $845,501 for the three months ending March 31, 2000 to $975,107 for the three months ending March 31, 2001. Gains in operating income were affected by the gross margin reduction experienced in the United States as well as the 40% increase in selling, general, and administrative costs. Operating margin decreased from 10% for the three months ending March 31, 2000 to 8% for the three months ending March 31, 2001, due to the reduced gross margin as explained above.

     Net interest expense. Net interest for the three months ending March 31, 2001, increased by 67% to $397,287 compared to $238,555 for the same period last year reflecting both the increase in asset investment over the past year as well as the interest paid on the notes payable associated with the purchase of the remaining 40% interest in ACT Teleconferencing Limited which bear interest at a weighted average rate of 7.8% percent.

     Income before taxes and minority interest. Net income before taxes and minority interest decreased by 5% to $577,820 for the three months ending March 31, 2001, compared to $606,946 for the same period last year. As noted above, this reduction was due to lower gross profit margins and increased interest expense due to the acquisition.

     Taxes on income and minority interest. Taxes on income and minority interest amounted to $225,774 for the three months ending March 31, 2001, compared to $419,021 for the same period last year. This decrease reflects the absence of a charge for the 40% minority interest due to our acquisition of the remaining 40% interest in ACT Teleconferencing Limited. Our United Kingdom operation pays full tax at the statutory rate.

     Net income. Net income reported for the three months ending March 31, 2001, was $352,046, compared to $187,925 for the same period last year. This 87% improvement can also be attributed to improved operating margins and a reduced minority interest.

     Earnings (loss) per common share. Diluted earnings per share improved 67% from $0.03 per share for the three months ending March 31, 2000, to $0.05 per share for the three months ending March 31, 2001.

Liquidity and capital resources (for the three months ending March 31, 2001)

Operations. For the three months ending March 31, 2001, our cash provided by operations was $1,970,587, as compared to cash used in operations of $401,783 for the three months ended March 31, 2000. This increase in cash provided by operations of $2,372,370 principally resulted from an increase in net income prior to non-cash charges (depreciation, amortization, etc.). We expect to continue to generate positive net income for the foreseeable future. As we continue our expansion plan to enter into new markets, the expenditures incurred, together with initial operating expenses, may result in negative net income in these new markets and operating losses from a market until an adequate customer base and revenue stream for the market have been established. Although overall we expect to continue to have positive net income for the near future as it develops and expands its business, there can be no assurance that we will sustain sufficient positive net income to meet its working capital requirements and to service its indebtedness.

Investing. Cash used in investing activities increased by $3,123,736 to $3,944,386 million for the three months ended March 31, 2001, as compared to $820,650 for the three months ended March 31, 2000. Cash used in investing activities primarily resulted from capital expenditures of $2.1 million to expand current bridging networks and develop new markets. Also, in accordance with the acquisition of the remaining 40% minority interest in ACT Teleconferencing Limited, we established an escrow account in the amount of (Pounds)750,000 ($1,103,850).

The development and expansion of our existing and future bridging networks and services will require significant capital to fund these capital expenditures. We expect that our future cash requirements will principally be for funding future growth and capital expenditures. However, there is no assurance that the financing will be available to us or on acceptable terms. Although we have a working capital deficit of $2.8 million, we expect that the $1.5 million of cash and cash equivalents and our current available borrowing base of approximately $2.5 million, along with internally generated funds, will provide sufficient funds for us to meet our expected capital and liquidity needs to expand our business as currently planned and fulfill our liability obligations. In the event that our plans or assumptions change or prove to be inaccurate, or the foregoing sources of funds prove to be insufficient to fund our growth and operations, or if we consummate acquisitions or joint ventures, we may be required to seek additional capital sooner than currently anticipated. Our revenue and costs are dependent upon factors that are not within our control, such as regulatory changes, changes in technology and increased competition. Due to the uncertainty of these and other factors, actual revenue and costs may vary from expected amounts, possibly to a material degree, and such variations are likely to affect the level of our future capital expenditures and expansion plans. Sources of financing may include public or private debt, equity financing by us or our subsidiaries or other financing arrangements.

Financing. Net cash provided by financing activities was $490,775 for the three months ending March 31, 2001, and $717,343 for the three months ended March 31, 2000 and was achieved via a combination of additional common stock issued to employees under the Employee Stock Purchase Plan and the Stock Option Plan. Also, we borrowed on various lines of subordinated debt, interest bearing supplier credit, and bank credit.

                          PART II - Other Information
                          ---------------------------

Item 2.  Changes in Securities and Use of Proceeds

     On January 17, 2001, the Company acquired the remaining 40% minority interest in ACT Teleconferencing Limited, based in the United Kingdom, from David Holden for 360,000 shares of the Company's common stock valued at $2,182,000, notes payable of $5,930,000, and cash of $794,000 for a total of approximately $9,087,000. There were no underwriters involved in the transaction. We issued the shares under Regulation S of the Securities Act of 1933.

Item 6(a).  Exhibits:

     The Exhibit index on page 16 of this Form 10-Q report lists the exhibits that are hereby filed or incorporated by reference.

Item 6(b).  Reports on Form 8-K:

     On January 31, 2001, we filed a Form 8-K (amended on March 23, 2001) regarding the purchase of the remaining 40% minority interest in ACT Teleconferencing, Limited located in the United Kingdom.

                                   SIGNATURE

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       ACT TELECONFERENCING, INC.



DATE:  May 10, 2001                    By: /s/ Gavin J. Thomson
                                           -------------------------------------
                                           Gavin J. Thomson,
                                           Chief Financial Officer
                                           (Duly authorized officer and
                                           Principal Financial Officer)

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