Form 10-Q
period 2001-06-30
ACT TELECONFERENCING INC
filed 2001-08-21
CIK 918709

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2001
                                     or
[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______________ to _____________.


Commission file number  0-27560
                        -------

                          ACT Teleconferencing, Inc.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                   Colorado                               84-1132665
---------------------------------------  ---------------------------------------
    (State or other jurisdiction of         (IRS Employer Identification No.)
    incorporation or organization)

              1658 Cole Blvd., Suite 130, Golden, Colorado  80401
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

Yes    X       No _____
     -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of July 31, 2001, 6,215,243 shares of the issuer's common stock were outstanding.

                          ACT TELECONFERENCING, INC.

                                   FORM 10-Q

                               Table of Contents
                               -----------------

PART I.    Financial Information                                        Page No.
Item 1.    Financial Statements (Unaudited)
           Consolidated Balance Sheets                                         3
           Consolidated Statements of Operations                               4
           Consolidated Statements of Shareholders' Equity                     5
           Consolidated Statements of Cash Flow                                6
           Notes to Consolidated Financial Statements                          7

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                          11

PART II.   Other Information

Item 2.    Changes in Securities and Use of Proceeds                          16

Item 6.    Exhibits and Reports on Form 8-K                                   17

SIGNATURE                                                                     17

                         PART I - Financial Information
                         ------------------------------

                           ACT Teleconferencing, Inc.
                          Consolidated Balance Sheets

                                                                        June 30              December 31
                                                                          2001                  2000
                                                                     ------------------------------------
Assets                                                                 (Unaudited)
Current assets:
         Cash and cash equivalents                                     $ 2,055,626           $ 3,025,056
         Accounts receivable (net of allowance for doubtful
          accounts of $728,000 and $621,000 in 2001 and
          2000, respectively)                                           10,603,398             8,349,295
         Prepaid expenses and other current assets                       1,363,199               807,725
                                                                     ------------------------------------
         Total current assets                                           14,022,223            12,182,076

Equipment:
         Telecommunications equipment                                   13,962,106            12,462,028
         Office equipment                                                9,982,108             8,511,001
         Less: accumulated depreciation                                 (6,756,800)           (5,340,839)
                                                                     ------------------------------------
         Total equipment - net                                          17,187,414            15,632,190

Other assets:
         Goodwill (net of accumulated amortization of
          $643,000 and $422,000 in 2001 and 2000, respectively)
           respectively)                                                 7,814,457             2,595,055
         Other intangible assets (net of accumulated amortization
          of $45,000 and $0 in 2001 and 2000, respectively)
           respectively)                                                 1,450,000                     -
         Cash held in escrow to guarantee debt                           1,355,951                     -
         Other long term assets                                            519,202               751,926
         Long term note receivable from a related party                    242,842               234,302
                                                                     ------------------------------------
Total assets                                                           $42,592,089           $31,395,549
                                                                     ====================================
Liabilities and shareholders' equity
Current liabilities:
         Accounts payable                                              $ 5,885,584           $ 3,387,934
         Accrued liabilities                                             2,931,030             2,579,393
         Current portion of debt                                         7,557,848             2,871,114
         Capital lease obligations due in one year                         947,039             1,052,126
         Income taxes payable                                              730,447               636,118
                                                                     ------------------------------------
         Total current liabilities                                      18,051,948            10,526,685

Long-term debt                                                           6,151,341             3,053,406
Capital lease obligations due after one year                             1,935,948             1,599,160
Deferred income taxes                                                      265,013               306,441
Minority interest                                                                -             1,676,064

Preferred stock, no par value, 1,000,000 shares
         authorized; 2,000 issued (net of deferred placement
         cost of $215,000 and $247,000 in 2001 and 2000,
          respectively)                                                  1,785,302             1,752,689

Redeemable common stock                                                     90,625                     -

Shareholders' equity:
         Common stock, no par value; 10,000,000 shares
          authorized 6,170,892 and 5,671,140 shares issued
          and outstanding in 2001 and 2000, respectively                19,421,710            16,492,381
         Accumulated deficit                                            (3,466,344)           (3,573,767)
         Accumulated other comprehensive loss                           (1,643,454)             (437,510)
                                                                     ------------------------------------
Total shareholders' equity                                              14,311,912            12,481,104
                                                                     ------------------------------------
Total liabilities and shareholders' equity                             $42,592,089           $31,395,549
                                                                     ====================================

See accompanying notes to consolidated financial statements.

                          ACT Teleconferencing, Inc.
                     Consolidated Statements of Operations
                                  (Unaudited)

                                                     For the three months ended                    For the six months ended
                                                              June 30,                                     June 30,
                                                      2001                2000                     2001                2000
                                                  ---------------------------------            ---------------------------------
Net revenues                                       $11,821,771          $9,126,623              $23,347,235         $17,310,390
Cost of services                                     6,500,645           4,537,127               12,479,842           8,608,783
                                                  ---------------------------------            ---------------------------------
Gross profit                                         5,321,126           4,589,496               10,867,393           8,701,607

Selling, general and administration expense          4,698,315           3,664,033                9,269,475           6,930,643
                                                  ---------------------------------            ---------------------------------
Operating income                                       622,811             925,463                1,597,918           1,770,964

Interest expense, net                                  226,546             220,612                  623,833             459,168
                                                  ---------------------------------            ---------------------------------
Income before income taxes and minority
 interest                                              396,265             704,851                  974,085           1,311,796


Provision for income taxes                             144,523             255,113                  370,297             477,399
                                                  ---------------------------------            ---------------------------------
Income before minority interest                        251,742             449,738                  603,788             834,397

Minority interest in earnings of
 consolidated   subsidiary                                   -            (245,183)                       -            (441,918)
                                                  ---------------------------------            ---------------------------------
Net income before extraordinary item                   251,742             204,555                  603,788             392,479

Extraordinary charge related to early
 extinguishment of debt                                416,366                   -                  416,366                   -
                                                  ---------------------------------            ---------------------------------
Net income (loss)                                     (164,624)            204,555                  187,422             392,479

Preferred stock dividends                               40,000              40,000                   79,999              79,999
                                                  ---------------------------------            ---------------------------------
Net income (loss) available to common
 shareholders                                      $  (204,624)         $  164,555              $   107,423         $   312,480
                                                  =================================            =================================
Weighted average number of shares
 outstanding - basic                                 6,091,257           5,146,172                6,054,912           4,963,292
                                                  =================================            =================================
Weighted average number of shares
 outstanding - diluted                               6,091,257           5,706,844                6,557,737           5,839,389
                                                  =================================            =================================

Earnings per share
 Basic and diluted
    Net income before extraordinary item           $      0.04               $0.03              $      0.09               $0.06
    Extraordinary item                                   (0.07)                  -                    (0.07)                  -
                                                  ---------------------------------            ---------------------------------
    Net income (loss)                              $     (0.03)              $0.03              $      0.02               $0.06
                                                  =================================            =================================

See accompanying notes to consolidated financial statements.

                          ACT Teleconferencing, Inc.
                Consolidated Statements of Shareholders' Equity
                                  (Unaudited)

                                                                                                    Accumulated
                                                                                                       other
                                                     Common Stock              Accumulated         comprehensive
                                               Shares           Amount           Deficit           income (loss)        Total
                                           -------------------------------------------------------------------------------------
Balance at December 31, 1998                  3,755,633        7,463,931       (4,846,194)           (113,172)        2,504,565
Shares issued in connection with
       exercise of warrants                     562,654        2,719,790                                              2,719,790
Issuance of private placement shares            109,912          592,505                                                592,505
Shares issued to employees and
 consultants                                     47,304          148,241                                                148,241
Exercise of unit purchase options               120,444          553,537                                                553,537
Preferred dividend                                                                (44,407)                              (44,407)
Comprehensive income
       Net income                                                                  81,425                                81,425
       Other comprehensive income,
        net of tax
       Foreign currency translation                                                                    13,202            13,202
                                                                                                                  --------------
Total comprehensive income                                                                                               94,627
                                           -------------------------------------------------------------------------------------
Balance at December 31, 1999                  4,595,947       11,478,003       (4,809,176)            (99,970)        6,568,857
Shares issued for acquisitions                  120,000          861,607                                                861,607
Shares issued to employees and
 consultants                                    121,543          667,951                                                667,951
Issuance of warrant with debt                                    396,844                                                396,844
Public offering of common stock, net
 of offering expenses of $932,049               800,000        3,067,951                                              3,067,951

Issue of warrants to consultants                                  20,025                                                 20,025
Cashless exercise of warrants                    33,650
Preferred dividend                                                               (160,000)                             (160,000)
Comprehensive income
       Net income                                                               1,395,409                             1,395,409
       Other comprehensive loss, net
        of tax
       Foreign currency translation                                                                  (337,540)         (337,540)
                                                                                                                  --------------
Total comprehensive income                                                                                            1,057,869
                                           -------------------------------------------------------------------------------------
Balance at December 31, 2000                  5,671,140       16,492,381       (3,573,767)           (437,510)       12,481,104
Shares issued for acquisitions                  360,000        2,181,780                                              2,181,780
Issuance of warrants with debt                                   144,040                                                144,040
Issue of shares/warrants to
 consultants                                     21,500           48,364                                                 48,364
Shares purchased by employees                    88,289          403,895                                                403,895
Exercise of warrants                             29,963          151,250                                                151,250
Preferred dividend                                                                (79,999)                              (79,999)
Comprehensive income
       Net income                                                                 187,422                               187,422
       Other comprehensive loss, net
        of tax
       Foreign currency translation                                                                (1,205,944)       (1,205,944)
                                                                                                                  --------------
Total comprehensive loss                                                                                             (1,018,522)
                                           -------------------------------------------------------------------------------------
Balance at June 30, 2001                      6,170,892      $19,421,710      $(3,466,344)        $(1,643,454)      $14,311,912
                                           =====================================================================================

See accompanying notes to consolidated financial statements.

                           ACT Teleconferencing, Inc.
                      Consolidated Statements of Cash Flow
                                  (Unaudited)

                                                                                For the six months ended
                                                                                         June 30
                                                                            ---------------------------------
                                                                                2001                 2000
                                                                            ---------------------------------
Operating activities
Net income                                                                  $   187,422          $   392,479
Adjustments to reconcile net income to net
      cash used for operating activities:
        Extraordinary charge related to early extinguishment of debt            416,366                    -
        Depreciation                                                          1,573,954              864,801
        Amortization of goodwill and other intangibles                          281,945              205,142
        Amortization of debt costs                                               79,483               55,977
        Deferred income taxes                                                   (29,362)             (19,421)
        Shares issued to consultants                                             90,626                    -
        Minority interest                                                             -              355,867
                                                                            ---------------------------------
        Cash flow before changes in operating assets and liabilities:         2,600,434            1,854,845

Changes in operating assets and liabilities,  net of effects of business combinations:
        Accounts receivable                                                  (2,501,600)            (744,053)
        Prepaid expenses and other assets                                      (863,626)            (260,944)
        Accounts payable                                                      2,593,127             (165,439)
        Accrued liabilities                                                     403,916              628,192
        Income taxes payable                                                    125,116              237,846
                                                                            ---------------------------------
Net cash provided by operating activities                                     2,357,367            1,550,447

Investing activities
Equipment purchases                                                          (2,923,002)          (2,042,151)
Cash held in escrow                                                          (1,355,951)                   -
Cash paid for acquisitions, net of cash acquired                               (793,976)            (130,241)
                                                                            ---------------------------------
Net cash used for investing activities                                       (5,072,929)          (2,172,392)

Financing activities
Net proceeds from the issuance of debt                                        3,201,836                    -
Net repayments of debt                                                       (1,965,614)            (513,833)
Net proceeds from the issuance of common stock                                  555,145            3,746,844
                                                                            ---------------------------------
Net cash provided by financing activities                                     1,791,367            3,233,011
Effect of exchange rate changes on cash                                         (45,235)            (359,206)
                                                                            ---------------------------------
Net increase (decrease) in cash and cash equivalents                           (969,430)           2,251,860
Cash and cash equivalents beginning of period                                 3,025,056            1,532,551
                                                                            ---------------------------------
Cash and cash equivalents end of period                                     $ 2,055,626          $ 3,784,411
                                                                            =================================

See accompanying notes to financial statements.

                          ACT Teleconferencing, Inc.
                  Notes to Consolidated Financial Statements
                                  (Unaudited)

Note 1-Basis of Presentation and Significant Accounting Policies

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the six-month and three-month periods ending June 30, 2001, are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, refer to the financial statements and footnotes included in our annual report on Form 10-K for the year ended December 31, 2000.

The consolidated financial statements include the accounts of ACT
Teleconferencing, Inc., and its wholly-owned domestic and worldwide subsidiaries. ACT owns 100% of all of its subsidiaries. Significant inter-company accounts and transactions have been eliminated.

Business

ACT Teleconferencing, Inc. (the Company) is engaged in the business of providing high quality audio, video and data conferencing products and services to business clients worldwide. The Company operates principally in the United States, Canada, the United Kingdom, France, the Netherlands, Belgium, Germany, Australia, Singapore and Hong Kong.

Recent Pronouncements

In July 2001, the FASB issued Statement No. 141, Business Combinations ("SFAS 141") and Statement 142, Goodwill and Other Intangible Assets ("SFAS 142").
SFAS 141 requires companies to reflect intangible assets apart from goodwill and supercedes previous guidance related to business combinations. SFAS 142 eliminates amortization of goodwill and amortization of indefinite lived intangible assets. However, SFAS 142 also requires the Company to perform impairment tests at least annually on all goodwill and other intangible assets. These statements are required to be adopted by the Company on January 1, 2002 and for any acquisitions entered into after July 1, 2001. The Company is evaluating the impact of the statements on its financial position, results of operations, and cash flows.

Foreign Currency Conversion

The financial statements of the Company's foreign subsidiaries have been translated into United States dollars at the average exchange rate during the period for the statement of operations and quarter-end rate for the balance sheet.

Internal Use Software

The Company capitalizes costs of materials, consultants, and payroll and payroll-related costs which are incurred in developing internal-use computer software, beginning once the application development stage is attained and continuing until the post-implementation/operation stage is achieved. Costs incurred prior to and after the establishment of the application development stage are charged to general and administrative expenses. The Company capitalized internal use software development costs of approximately $297,000 and $597,000 for the six months ended June 30, 2001 and 2000, respectively.

Reclassifications

Certain reclassifications have been made to the 2000 financial statement presentation in order to conform to the 2001 presentation.

2. Acquisition

On January 17, 2001, the Company acquired the remaining 40% minority interest in ACT Teleconferencing Limited, based in the United Kingdom, from David Holden , Regional Managing Director of Europe for the Company, for 360,000 shares of the Company's common stock valued at $2,182,000, notes payable of $5,930,000, and cash of $794,000 for a total of approximately $9,087,000. The notes payable have the following terms:

          Maturity date       Interest Rate              Amount
      --------------------------------------------------------------------
      April 6, 2002                10%       (Pounds)1,172,000($1,658,000)
      December 31, 2002             7%       (Pounds)745,000 ($1,054,000)
      December 31, 2003             7%       (Pounds)745,000 ($1,054,000)
      December 31, 2004             7%       (Pounds)745,000 ($1,054,000)
      December 31, 2005             7%       (Pounds)745,000 ($1,054,000)

The Company established an escrow account to secure the notes payable in the amount of (Pounds)750,000 ($1,103,850 at June 30, 2001). This amount is a rolling restriction until December 31, 2005, the date all the outstanding notes are to be paid in full (see Note 3). An additional (Pounds)180,000 ($252,101 at June 30, 2001) was placed in escrow in June 2001.

The Company entered into a non-compete agreement in association with the purchase of the 40% minority interest in ACT Teleconferencing, Limited. This agreement was valued by an independent appraisal at approximately $1.5 million and is being amortized using the straight-line method over 5 years. The allocation of the purchase price is preliminary, and is subject to further evaluation of the independent appraisal.

This acquisition was accounted for under the purchase method of accounting. The pro forma unaudited results of operations for the three and six months ended June 30, 2001 and 2000, assuming consummation of the purchase as of January 1, 2000, are as follows:

                                             For the three months ended                    For the six months ended
                                                      June 30,                                     June 30,
                                              2001                2000                     2001                2000
                                                                                        --------------------------------
                                           (Unaudited)         (Unaudited)              (Unaudited)         (Unaudited)
Net revenues                               $11,821,771          $9,126,623              $23,347,235         $17,310,390

Net income before extraordinary item           251,742             236,258                  568,208             407,437
Extraordinary charge related to early
 extinguishment of debt                       (416,366)                  -                 (416,366)                  -
                                           --------------------------------             --------------------------------
Net income (loss)                             (164,624)            236,258                  151,842             407,437
Preferred stock dividends                      (40,000)            (40,000)                 (79,999)            (79,999)
                                           --------------------------------             --------------------------------
Net income available to common
 shareholders                              $  (204,624)         $  196,258              $    71,843         $   327,438
                                           ================================             ===============================
Weighted average number of shares
 outstanding - basic                         6,091,257           5,506,172                6,054,912           5,323,292
                                           ================================             ===============================
Weighted average number of shares
 outstanding - diluted                       6,091,257           6,066,844                6,557,737           6,199,389
                                           ================================             ===============================
Earnings per share
 Basic
   Net income before extraordinary item    $      0.04          $     0.04              $      0.08         $      0.06
   Extraordinary item                      $     (0.07)                  -              $     (0.07)                  -
                                           --------------------------------             --------------------------------
   Net income (loss)                       $     (0.03)         $     0.04              $      0.01         $      0.06
                                           ================================             ===============================

 Diluted
   Net income before extraordinary item    $      0.04          $     0.03              $      0.07         $      0.05
   Extraordinary item                      $     (0.07)                  -              $     (0.07)                  -
                                           --------------------------------             --------------------------------
   Net income (loss)                       $     (0.03)         $     0.03              $      0.00         $      0.05
                                           ================================             ===============================

3. Commitments

On February 28, 2001, the Company signed an agreement to purchase network services from AT&T for an undiscounted minimum operating commitment of $30 million per year for the next three years. Discounts will apply subject to certain conditions. This agreement is subject to normal business downturn causes common within the telecommunications industry. In the event of a business downturn beyond its control, the Company has the right to renegotiate this commitment to the vendor down to the level of actual usage without any penalty.

4. Debt

In April, 2001, we signed a $4 million revolving line of credit and a $750,000 term loan agreement with Wells Fargo. The line of credit and the term loan are secured by the assets of ACT Teleconferencing Services, Inc. and mature on March 30, 2004. The borrowing base is determined based on a percentage of the available accounts receivable balance. At June 30, 2001, there was $3.3 million outstanding on the line of credit and $687,500 outstanding on the term loan.
The proceeds of this note were used to pay off our previous line of credit agreement and were also utilized to pay down $1.6 million in subordinated debt. This agreement expires in April 2004 and carries an interest rate of prime plus 1/2% for the revolving line of credit and prime plus 1% for the term loan agreement. In association with the early extinguishment of the $1.6 million in subordinated debt, the company recognized an extraordinary charge of approximately $416,000 of unamortized debt issuance and debt discount costs.

5. Earnings Per Share

The following table sets forth the computation of the denominator for the calculation of basic and diluted earnings per share. The numerator in the computation of earnings per share is the same as that displayed on the face of the income statement.

                                              For the three months ended                  For the six months ended
                                                       June 30                                    June 30
                                         --------------------------------------     --------------------------------------
                                                2001               2000                    2001               2000
                                         --------------------------------------     --------------------------------------
Denominator:
       Basic shares                           6,091,257          5,146,172               6,054,912          4,963,292
       Effect of dilutive securities
          Employee stock options                      -            360,886                 385,955            521,186
          Warrants                                    -            129,219                 116,870            299,280
          Convertible debentures                      -             70,567                       -             55,631
                                         --------------------------------------     --------------------------------------
       Dilutive effect                                -            560,672                 502,825            876,097
                                         --------------------------------------     --------------------------------------
       Denominator                            6,091,257          5,706,844               6,557,737          5,839,389
                                         ======================================     ======================================

6. Subsequent events

In July 2001, we entered into an incentive arrangement with one of our officers for the issuance of 32,000 shares of restricted common stock as part of his incentive package. The common stock vests and is restricted in four equal amounts over four years. Additional shares may be issued each year for a four year period based on various performance criteria and would have the same vesting and selling restrictions.

Also in July 2001, the Company made an advance to one of its officers in the amount of approximately $415,000. The purpose of the loan was to assist the officer in exercising stock options due to expire in November 2001. This loan is secured by personal assets of the officer, bears interest at 7.5%, and matures in July 2004.

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

Cost as a percentage of sales

     The following table outlines certain items in our income statement as a percentage of sales:

                                                       three months ended           six months ended
                                                            June 30                     June 30
                                                     ------------------------     ----------------------
                                                        2001        2000            2001          2000
                                                     ------------------------     ----------------------

Net revenues                                            100%        100%            100%          100%

Cost of services                                         55          50              53            50
                                                     ------------------------     ----------------------
Gross profit                                             45          50              47            50

Selling, general and administrative expense              40          40              40            40
                                                     ------------------------     ----------------------
Operating income                                          5          10               7            10

Interest expense, net                                     2           3               3             3
                                                     ------------------------     ----------------------
Income before income taxes and minority interest          3           7               4             7

Minority interest, income taxes, and
    extraordinary items                                  (4)          5              (3)            5
                                                     ------------------------     ----------------------
Net income (loss)                                        (1%)         2%              1%            2%
                                                     ========================     ======================

RESULTS OF OPERATIONS

Six months ending June 30, 2001 compared to six months ending June 30, 2000.

     Net revenues. Net revenues increased 35% to $23.3 million for the six months ending June 30, 2001, compared to $17.3 million for the same period last year, primarily due to ongoing sales volume growth and new customer base in our audio conferencing business. Audio conferencing revenues, which are approximately 90% of total revenues, increased by 30% from $16.2 million to $21.2 million for the six months ended June 30, 2001. Other services including video, data and web based conferencing services increased 107% from $1 million to $2.1 million for the six months ended June 30, 2001 due to a general uplift in demand for these services. Internationally-based revenues, which make up 48% of total revenue, grew by 18% while U.S. dollar-based revenues, including certain globally-integrated services, grew by 58%. U.S. dollar-based revenues make up 52% of our total revenue.

     Gross profit. Gross profit increased by 25% to $10.9 million for the six months ending June 30, 2001, compared to $8.7 million for the same period last year. Gross profit percentage decreased from 50% to 47% of sales comparing the six months ending June 30, 2001 and the same period last year. We experienced some gross margin reduction in one of our major accounts in the United States due to the shift to automated services, as well as the amortization of certain costs relating to the development of our internet telephony conferencing services which have not yet yielded significant revenue. The gross margin reduction was, to some degree, offset by satisfactory volume increases across the broad base of our business both domestically and internationally.

     Selling, general, and administrative expense. Selling, general, and administrative expense for the six months ending June 30, 2001 were $9.3 million and accounted for 40% of revenue, compared to $6.9 million or 40% of revenue for the same period last year. The 34% increase in such expenses resulted from an ongoing increase in sales focus in the United States for new retail business as well as ongoing marketing efforts in developing international business units. Selling, general, and administrative expenses also were affected by charges relating to the amortization of approximately $190,000 of goodwill resulting from the purchase of the remaining 40% interest of ACT Teleconferencing Limited.

     Operating income. Operating income decreased by 10% from $1.8 million for the six months ending June 30, 2000 to $1.6 million for the six months ending June 30, 2001. The reduced operating income was affected by the gross margin reduction experienced in the United States as well as the 34% increase in selling, general, and administrative costs. Operating margin decreased from 10% for the six months ending June 30, 2000 to 7% for the six months ending June 30, 2001, due to the reduced gross margin and increased selling general and administrative expenses as explained above.

     Net interest expense. Net interest for the six months ending June 30, 2001, increased by 36% to $624,000, compared to $459,000 for the same period last year. This increase reflects the increase in asset investment over the past year, the interest paid on the notes payable associated with the purchase of the remaining 40% interest in ACT Teleconferencing Limited, which bear interest at a weighted average rate of 7.8% percent, as well as a reduction due to the extraordinary write-off of debt costs.

     Taxes on income and minority interest. Taxes on income and minority interest amounted to $370,000 for the six months ending June 30, 2001, compared to $919,000 for the same period last year. This decrease reflects the absence of a charge for the 40% minority interest due to our acquisition of the remaining 40% interest in ACT Teleconferencing Limited. Our United Kingdom and Canadian operations pay full tax at the statutory rate, there is no tax on US earnings due to loss carryforwards.

     Extraordinary item. In association with the early extinguishment of the $1.6 million in subordinated debt, for the six months ending June 30, 2001 we recognized an extraordinary charge of approximately $416,000 of unamortized debt issuance and debt discount costs.

Three months ending June 30, 2001 compared to three months ending June 30,2000.

     Net revenues. Net revenues increased 30% to $11.8 million for the three months ending June 30, 2001, compared to $9.1 million for the same period last year, primarily due to ongoing sales volume growth and new customer base in our audio conferencing business. Audio conferencing revenues, which are approximately 90% of total revenues, increased by 27% from $8.5 million to $10.8 million for the three months ended June 30, 2001. Other services including video, data and web based conferencing services increased 65% from $641,000 to $1.1 million for the three months ended June 30, 2001 due to a general uplift in demand for these services. Internationally-based revenues, which make up 48% of total revenue, grew by 13% while U.S. dollar-based revenues, including certain globally-integrated services, grew by 52%. U.S. dollar-based revenues make up 52% of our total revenue.

     Gross profit. Gross profit increased by 16% to $5.3 million for the three months ending June 30, 2001, compared to $4.6 million for the same period last year. Gross profit percentage decreased from 50% to 45% of sales comparing the three months ending June 30, 2001 and the same period last year. We experienced some gross margin reduction in one of our major accounts in the United States due to the shift to automated services, as well as the amortization of certain costs relating to the development of our internet telephony conferencing services which have not yet yielded significant revenue. The gross margin reduction was, to some degree, offset by satisfactory volume increases across the broad base of our business both domestically and internationally.

     Selling, general, and administrative expense. Selling, general, and administrative expense for the three months ending June 30, 2001 were $4.7 million and accounted for 41% of revenue, compared to $3.7 million or 40% of revenue for the same period last year. The 28% increase in such expenses resulted from an ongoing increase in sales focus in the United States for new retail business as well as ongoing marketing efforts in developing international business units. Selling, general, and administrative expenses also were affected by charges relating to the amortization of approximately $95,000 of goodwill resulting from the purchase of the remaining 40% interest of ACT Teleconferencing Limited.

     Operating income. Operating income decreased by 33% from $925,000 for the three months ending June 30, 2000 to $623,000 for the three months ending June 30, 2001. The reduced operating income was affected by the gross margin reduction experienced in the United States as well as the 28% increase in selling, general, and administrative costs. Operating margin decreased from 10% for the three months ending June 30, 2000 to 5% for the three months ending June 30, 2001, due to the gross margin reduction explained above.

     Net interest expense. Net interest for the three months ending June 30, 2001, increased by 3% to $227,000, compared to $221,000 for the same period last year. This increase reflects the increase in asset investment over the past year, the interest paid on the notes payable associated with the purchase of the remaining 40% interest in ACT Teleconferencing Limited, which bear interest at a weighted average rate of 7.8% percent, as well as a reduction due to the extraordinary write-off of debt costs.

     Taxes on income and minority interest. Taxes on income and minority interest amounted to $145,000 for the three months ending June 30, 2001, compared to $255,000 for the same period last year. This decrease reflects the absence of a charge for the 40% minority interest due to our acquisition of the remaining 40% interest in ACT Teleconferencing Limited. Our United Kingdom and Canadian operations pay full tax at the statutory rate, there is no tax on US earnings due to loss carryforwards.

     Extraordinary item.   In association with the early extinguishment of the
$1.6 million in subordinated debt, for the six months ending June 30, 2001 we recognized an extraordinary charge of approximately $416,000 of unamortized debt issuance and debt discount costs.

Liquidity and capital resources (for the six months ending June 30, 2001)

For the six months ending June 30, 2001, our cash provided by operations was $2.4 million, as compared to $1.5 million for the six months ended June 30, 2000. This resulted in an increase in cash provided by operations of approximately $900,000. As we continue our expansion plan to enter into new markets, the expenditures incurred, together with initial operating expenses, may result in operating losses from a market until an adequate customer base and
revenue stream for the market have been established.   Although overall we
expect to have positive net income for the near future as we develop and expand our business, there can be no assurance that we will earn sufficient positive net income to meet our working capital requirements and service our indebtedness.

Cash used in investing activities increased by $2.9 million to $5.1 million for the six months ended June 30, 2001, as compared to $2.2 for the six months ended
June 30, 2000.   Cash used in investing activities primarily resulted from
capital expenditures of $2.9 million to expand current bridging networks and develop new markets. Also, in connection with the acquisition of the remaining 40% minority interest in ACT Teleconferencing Limited, we established an escrow account in the amount of (Pounds)750,000 ($1,104,000), and we increased the escrow by (Pounds)180,000 ($252,000) in June 2001 due to an additional dividend payment between ACT Teleconferencing Limited and ACT Teleconferencing, Inc.

The development and expansion of our existing and future bridging networks and services will require ongoing significant capital to fund these capital expenditures. We expect that our future cash requirements to fund future growth and capital expenditures may require additional financing. We are currently considering, but have not finalized, a subordinated debt proposal of $3 million to $5 million as a contingency to provide for future capital needs. There is no assurance that the financing will be available to us, or will be available on acceptable terms. Although we have a working capital deficit of $4 million, we expect that $2 million of cash and cash equivalents, our current available borrowing base of approximately $1.3 million, additional borrowing, along with our internally generated funds, will provide sufficient funds for us to meet our expected capital and liquidity needs to expand our business as currently planned and fulfill our liability obligations. We believe our internally generated funds will increase by approximately $1.5 million in the future due to cost cutting measures implemented in the second quarter of 2001. In the event that our plans or assumptions change or prove to be inaccurate, or the foregoing sources of funds prove to be insufficient to fund our growth and operations, or if we consummate acquisitions or joint ventures, we may be required to seek additional capital sooner than currently anticipated. Our revenue and costs are dependent upon factors that are not within our control, such as regulatory changes, changes in technology and increased competition. Due to the uncertainty of these and other factors, actual revenue and costs may vary from expected amounts, possibly to a material degree, and such variations are likely to affect the level of our future capital expenditures and expansion plans. Sources of financing may include public or private debt, equity financing by us or our subsidiaries, or other financing arrangements.

Net cash provided by financing activities was $1.8 million for the six months ending June 30, 2001, and $3.2 million for the six months ended June 30, 2000 and was achieved via a combination of additional common stock issued to employees under the Employee Stock Purchase Plan and Stock Option Plan. In April 2001, we refinanced our revolving line of credit which increased our borrowing base by $2.8 million of which approximately $1.6 million was used to pay-off unsecured debt. We also borrowed on various lines of subordinated debt, interest bearing supplier credit, and other bank credit.

PART II - Other Information
---------------------------

Item 2.        Changes in Securities and Use of Proceeds

     On January 17, 2001, the Company acquired the remaining 40% minority interest in ACT Teleconferencing Limited, based in the United Kingdom, from David Holden, Regional Managing Director of Europe for the Company, for 360,000 shares of the Company's common stock valued at $2,182,000, notes payable of $5,930,000, and cash of $794,000 for a total of approximately $9,087,000. There were no underwriters involved in the transaction. We issued the shares under Regulation S of the Securities Act of 1933.

Item 4.        Submission of Matters to a Vote of Security Holders

     We held the annual meeting of shareholders on June 28, 2001 at our offices in Golden, Colorado. The shareholders elected Ronald J. Bach and Gerald D. Van Eeckhout to the class I board of directors to serve a three year term expiring in the year 2004. The votes for these Directors were 5,467,903 (99.9%) and votes against them were 0. There were 6,999 withheld or abstention votes.

     The shareholders adopted and approved the amendment to the Stock Option Plan of 2000. The votes in favor of the Stock Option Plan were 2,596,646 (96.8%), and votes against the plan were 80,027 (3%). There were 6,150 withheld or abstention votes, and 2,792,079 votes were represented by brokers and shareholders who did not respond.

     The shareholders adopted and approved the amendment to the 1998 Employee Sock Purchase Plan. The votes in favor of the Stock Purchase Plan were 2,618,981 (97.6%), and votes against the plan were 61,487 (2.3%). There were 2,355 withheld or abstention votes, and 2,792,079 votes were represented by brokers and shareholders who did not respond.

     The shareholders also ratified the appointment of Ernst & Young LLP as independent accountants for the Company for the year ending December 31, 2001. Votes for ratification were 5,470,901 (99.9%) and there were 2,751 votes against ratification. There were 1,250 withheld or abstention votes.

Item 6(a).       Exhibits:

     The Exhibit index on page 17 of this Form 10-Q report lists the exhibits that are hereby filed or incorporated by reference.

Item 6(b).       Reports on Form 8-K:

     On May 22, 2001, we filed a Form 8-K regarding the press release and presentation outline for our Annual Message for Shareholders and Analysts.

                                   SIGNATURE

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        ACT TELECONFERENCING, INC.



DATE: August 21, 2001                   By:   /s/ Gavin J. Thomson
                                            ------------------------------------
                                              Gavin J. Thomson,
                                              Chief Financial Officer
                                              (Duly authorized officer and
                                              Principal Financial Officer)

                               Index to Exhibits

All exhibits are filed electronically or incorporated by reference.

Exhibit
-------
No.         Description
---         -----------
3.1/(1)/    Restated articles of incorporation of April 15, 1996, as amended
            October 18, 1999
3.2/(2)/    Bylaws, amended as of May 22, 2001
4.1/(3)/    Form of specimen certificate for common stock
4.2/(1)/    Restated articles of incorporation of April 15, 1996, as amended
            October 18, 1999
4.3/(2)/    Bylaws , amended as of May 22, 2001 (included in Exhibit 3.2)
4.4/(4)/    Stock option plan of 1991, as amended
4.5/(5)/    Stock option plan of 1996
4.6/(6)/    Employee stock purchase plan of 1998, also referred to as the
            ActionShare employee stock purchase plan
4.7/(7)/    Stock option plan of 1996, as amended
4.8/(8)/    Stock option plan of 2000
4.9/(9)/    Form of stock option agreement for stock option plan of 2000
4.10/(10)/  Instrument constituting (Pounds)1,172,000 convertible secured A loan notes and (Pounds)2,980,000 convertible secured B loan notes by and between ACT Teleconferencing, Inc. and David L. Holden & others.
10.2/(11)/  Form of stock option agreement. for stock option plan of 1991, as amended
10.3/(11)/  Form of common stock purchase warrant.
10.10/(11)/ Split dollar insurance agreement dated March 1, 1990, between ACT and Gerald D. Van Eeckhout
10.11/(11)/ Service agreement dated April 10, 1992 between David Holden and ACT
            Teleconferencing Limited
10.22/(12)/ Loan and security agreement dated March 31, 1998 and form of stock purchase warrant with Sirrom Capital Corporation and Equitas L.P.
10.23/(12)/ Loan agreement with Key Bank, N.A.
10.24/(13)/ Lease commitment and warrant with R.C.C. Finance Group Ltd. 10.25/(13)/ Contract for the supply of conferencing services design development and information signed July 14, 1998 between ACT Teleconferencing
            Services, Inc. and Concert Global Networks Limited
10.26/(13)/ Agreement for the supply of conferencing services signed July 14,
            1998 between ACT Teleconferencing Services, Inc. and Concert Global
            Networks Limited
10.27/(13)/ Agreement for videoconferencing equipment and services (GTE
            Telephone Operating Companies) dated October 1, 1998
10.29/(10)/ Variation of service agreement by and between ACT Teleconferencing
            Limited and David L. Holden

/(1)/ Incorporated by reference, attached as exhibit 3.1 to our Form 10-QSB for the quarter ending September 30, 1999 filed with the SEC on November 12, 1999, File No. 000-27560.

/(2)/ Amended and Restated Bylaws as adopted by our board of directors on May 22, 2001; filed herewith.

/(3)/ Incorporated by reference, attached as exhibit 4.1 to our registration statement on Form SB-2, filed with the SEC on October 10, 1995, and amendments to our Form SB-2, File No. 33-97908-D.

/(4)/ Incorporated by reference, attached as exhibit 10.1 to our registration statement on Form SB-2, filed with the SEC on October 10, 1995, and amendments to our Form SB-2, File No. 33-97908-D.

/(5)/ Incorporated by reference, attached as an exhibit to our Schedule 14A Information filed with the SEC on April 30, 1997, File No. 000-27560, later amended by shareholder approval under Schedule 14A filed on April 15, 1998.

/(6)/ Incorporated by reference, attached as appendix A to our Schedule 14A Information filed with the SEC on April 15, 1998, File No. 000-27560.

/(7)/ Incorporated by reference, attached as exhibit 4.6 to our registration statement on Form S-8, filed with the SEC on July 2, 1998, File 333-58403.

/(8)/ Incorporated by reference, attached as appendix A to our Schedule 14A filed on May 12, 2000, File No. 000-27560.

/(9)/ Incorporated by reference, attached as exhibit 4.5 to our registration statement on Form S-8 filed on November 14, 2000, File No. 000-27560.

/(10)/ Incorporated by reference, attached as an exhibit of the same number on our Form 8-K filed with the SEC on January 31, 2001, File No. 000-27560.

/(11)/ Incorporated by reference, attached as an exhibit of the same number to our registration statement on Form SB-2, filed with the SEC on October 10, 1995, File No. 33-97908-D.

/(12)/ Incorporated by reference, attached as an exhibit of the same number to our Amendment No. 1 to Form 10-QSB for the quarter ending June 30, 1998 filed with the SEC on August 24, 1998 (originally filed under cover of Form SE on August 14, 1998), File 000-27560.

/(13)/ Incorporated by reference, attached as an exhibit of the same number to our Form 10-QSB for the quarter ending September 30, 1998 filed with the SEC on November 16, 1998, File 000-27560.