Form 10-Q
period 2001-09-30
ACT TELECONFERENCING INC
filed 2001-11-14
CIK 918709

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2001
                                     or
[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______________ to
     ________________.

Commission file number  0-27560
                        -------

                          ACT Teleconferencing, Inc.
  --------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Colorado                                    84-1132665
  -------------------------------------------  ---------------------------------
(State or other jurisdiction of incorporation  (IRS Employer Identification No.)
 or organization)

              1658 Cole Blvd., Suite 130, Golden, Colorado  80401
  --------------------------------------------------------------------------
              (Address of principle executive offices, zip code)

                                 (303) 235-9000
  --------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

     Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    X             No _____
    ----------

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of October 31, 2001, 8,068,861 shares of the issuer's common stock were outstanding.

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

                         PART I - Financial Information
                         ------------------------------

                           ACT Teleconferencing, Inc.
                          Consolidated Balance Sheets

                                                                         September 30          December 31
                                                                              2001                  2000
                                                                        ------------------------------------
Assets                                                                    (Unaudited)
Current assets:
         Cash and cash equivalents                                        $ 5,026,376           $ 3,025,056
         Accounts receivable (net of allowance for doubtful
          accounts of $761,000 and $621,000 in 2001 and
           2000, respectively)                                              9,669,846             8,349,295
         Prepaid expenses and other current assets                          1,322,497               807,725
                                                                        ------------------------------------
         Total current assets                                              16,018,719            12,182,076

Equipment:
         Telecommunications equipment                                      12,755,707            11,008,224
         Software                                                           4,258,036             3,536,241
         Office equipment                                                   7,563,956             6,428,564
         Less: accumulated depreciation                                    (7,739,590)           (5,340,839)
                                                                        ------------------------------------
         Total equipment - net                                             16,838,109            15,632,190

Other assets:
         Goodwill (net of accumulated amortization of
          $721,000 and $422,000 in 2001 and 2000, respectively)             7,944,476             2,595,055
         Other intangible assets (net of accumulated
          amortization of $138,000 and $0 in 2001 and 2000,
          respectively)                                                     1,420,973                     -
         Cash held in escrow to guarantee debt                              1,355,951                     -
         Other long term assets                                               526,268               751,926
         Long term note receivable from a related party                       247,113               234,302
                                                                        ------------------------------------
Total assets                                                              $44,351,609           $31,395,549
                                                                        ====================================
Liabilities and shareholders' equity
Current liabilities:
         Accounts payable                                                 $ 4,399,861           $ 3,387,934
         Accrued liabilities                                                2,784,702             2,579,393
         Current portion of debt                                            5,818,643             2,871,114
         Capital lease obligations due in one year                            950,348             1,052,126
         Income taxes payable                                                 933,746               636,118
                                                                        ------------------------------------
         Total current liabilities                                         14,887,300            10,526,685

Long-term debt                                                              5,629,781             3,053,406
Capital lease obligations due after one year                                1,696,013             1,599,160
Deferred income taxes                                                         276,400               306,441
Minority interest                                                                   -             1,676,064

Preferred stock, no par value, 1,000,000 shares
         authorized; 2,000 issued (net of deferred placement
         cost of $198,000 and $247,000 in 2001 and 2000,
         respectively)                                                      1,801,608             1,752,689


Shareholders' equity:
         Common stock, no par value; 10,000,000 shares
          authorized 7,103,962 and 5,671,140 shares issued
          and outstanding in 2001 and 2000, respectively                   24,223,970            16,492,381
         Accumulated deficit                                               (2,956,942)           (3,573,767)
         Accumulated other comprehensive loss                              (1,206,521)             (437,510)
                                                                        ------------------------------------
Total shareholders' equity                                                 20,060,507            12,481,104
                                                                        ------------------------------------
Total liabilities and shareholders' equity                                $44,351,609           $31,395,549
                                                                        ====================================

See accompanying notes to consolidated financial statements.

                           ACT Teleconferencing, Inc.
                     Consolidated Statements of Operations
                                  (Unaudited)

                                                    For the three months ended                  For the nine months ended
                                                           September 30,                               September 30,
                                                      2001               2000                    2001                2000
                                                -------------------------------------    ---------------------------------------
Net revenues                                       $10,775,704         $9,512,611             $34,122,939         $26,823,001
Cost of services                                     4,950,800          4,643,101              17,430,642          13,251,884
                                                -------------------------------------    ---------------------------------------
Gross profit                                         5,824,904          4,869,510              16,692,297          13,571,117

Selling, general and administration expense          4,646,316          3,695,040              13,915,791          10,625,683
                                                -------------------------------------    ---------------------------------------
Operating income                                     1,178,588          1,174,470               2,776,506           2,945,434

Interest expense, net                                  452,151            203,797               1,075,984             662,965
                                                -------------------------------------    ---------------------------------------
Income before income taxes and minority
 interest                                              726,437            970,673               1,700,522           2,282,469


Provision for income taxes                             177,034            315,395                 547,331             792,794
                                                -------------------------------------    ---------------------------------------
Income before minority interest                        549,403            655,278               1,153,191           1,489,675

Minority interest in earnings of
 consolidated  subsidiary                                    -            266,005                       -             707,923
                                                 -------------------------------------    ---------------------------------------
Net income before extraordinary item                   549,403            389,273               1,153,191             781,752

Extraordinary charge related to early
 extinguishment of debt                                      -                  -                 416,366                   -
                                                -------------------------------------    ---------------------------------------
Net income                                             549,403            389,273                 736,825             781,752

Preferred stock dividends                               40,000             40,000                 120,000             119,999
                                                -------------------------------------    ---------------------------------------
Net income available to common
 shareholders                                      $   509,403         $  349,273             $   616,825         $   661,753
                                                =====================================    =======================================
Weighted average number of shares
 outstanding - basic                                 6,244,715          5,649,622               6,119,409           5,193,739
                                                =====================================    =======================================
Weighted average number of shares
 outstanding - diluted                               6,512,622          5,998,461               6,542,207           5,892,800
                                                =====================================    =======================================

Earnings per share
 Basic
      Net income before extraordinary item         $      0.08         $     0.06             $      0.17         $      0.13
      Extraordinary item                                     -                  -                   (0.07)                  -
                                                -------------------------------------    ---------------------------------------
      Net income                                   $      0.08         $     0.06             $      0.10         $      0.13
                                                =====================================    =======================================
 Diluted
      Net income before extraordinary item         $      0.08         $     0.06             $      0.16         $      0.11
      Extraordinary item                                     -                  -                   (0.07)                  -
                                                -------------------------------------    ---------------------------------------
      Net income                                   $      0.08         $     0.06             $      0.09         $      0.11
                                                =====================================    =======================================

See accompanying notes to consolidated financial statements.

                           ACT Teleconferencing, Inc.
                Consolidated Statements of Shareholders' Equity
                                  (Unaudited)

                                                                                                Accumulated
                                                                                                   other
                                                      Common Stock              Accumulated     comprehensive
                                                Shares           Amount           Deficit       income (loss)          Total
                                            -----------------------------------------------------------------------------------
Balance at December 31, 2000                  5,671,140       16,492,381       (3,573,767)           (437,510)       12,481,104
Shares issued for acquisitions                  360,000        2,181,780                                              2,181,780
Shares issued in private placement              769,231        4,750,000                                              4,750,000
Issuance of warrants with debt                                   144,040                                                144,040
Issue of shares/warrants to consultants          21,613           48,364                                                 48,364
Shares purchased by/issued to employees         252,015          456,155                                                456,155
Exercise of warrants                             29,963          151,250                                                151,250
Preferred dividend                                                               (120,000)                             (120,000)
Comprehensive income
       Net income                                                                 736,825                               736,825
       Other comprehensive loss, net of tax
       Foreign currency translation                                                                  (769,011)         (769,011)
                                                                                                                    -----------
Total comprehensive loss                                                                                                (32,186)
                                            -----------------------------------------------------------------------------------
Balance at September 30, 2001                 7,103,962      $24,223,970      $(2,956,942)        $(1,206,521)      $20,060,507
                                            ===================================================================================

See accompanying notes to consolidated financial statements.

                           ACT Teleconferencing, Inc.
                      Consolidated Statements of Cash Flow
                                  (Unaudited)

                                                                                 For the nine months ended
                                                                                       September 30
                                                                          ------------------------------------
                                                                                 2001                 2000
                                                                          ------------------------------------
Operating activities
Net income                                                                  $   736,825          $   781,752
Adjustments to reconcile net income to net
        cash provided by operating activities:
        Extraordinary charge related to early extinguishment of debt            416,366                    -
        Depreciation                                                          2,469,728            1,328,139
        Amortization of goodwill and other intangibles                          441,083              329,540
        Amortization of debt costs                                              154,477               86,737
        Deferred income taxes                                                   (26,668)             (27,844)
        Shares issued to consultants and employees                              192,404              330,924
        Minority interest                                                             -              707,923
                                                                          ------------------------------------
        Cash flow before changes in operating assets and                      4,384,215            3,537,171
         liabilities:

Changes in operating assets and liabilities,  net of effects of business combinations:
        Accounts receivable                                                  (1,452,392)          (1,440,117)
        Prepaid expenses and other assets                                      (945,726)            (173,042)
        Accounts payable                                                      1,076,439              (44,735)
        Accrued liabilities                                                     112,840              431,891
        Income taxes payable                                                    302,949              183,594
                                                                          ------------------------------------
Net cash provided by operating activities                                     3,478,325            2,494,762

Investing activities
Equipment purchases                                                          (3,445,180)          (2,903,714)
Cash held in escrow                                                          (1,355,951)                   -
Cash paid for acquisitions, net of cash acquired                               (793,976)            (504,527)
                                                                          ------------------------------------
Net cash used for investing activities                                       (5,595,107)          (3,408,241)

Financing activities
Net proceeds from the issuance of debt                                        2,972,426                    -
Net repayments of debt                                                       (4,164,317)            (906,354)
Net proceeds from the issuance of common stock                                5,357,405            3,386,261
                                                                          ------------------------------------
Net cash provided by financing activities                                     4,165,514            2,479,907
Effect of exchange rate changes on cash                                         (47,412)            (835,912)
                                                                          ------------------------------------
Net increase in cash and cash equivalents                                     2,001,320              730,516
Cash and cash equivalents beginning of period                                 3,025,056            1,532,551
                                                                          ------------------------------------
Cash and cash equivalents end of period                                     $ 5,026,376          $ 2,263,067
                                                                          ====================================

See accompanying notes to financial statements.

                           ACT Teleconferencing, Inc.
                   Notes to Consolidated Financial Statements
                                  (Unaudited)

Note 1-Basis of Presentation and Significant Accounting Policies

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. They do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the nine-month and three-month periods ending September 30, 2001, are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, refer to the financial statements and footnotes included in our annual report on Form 10-K for the year ended December 31, 2000.

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

Internal Use Software

     The Company capitalizes costs of materials, consultants, and payroll and payroll-related costs which are incurred in developing internal-use computer software, beginning once the application development stage is attained and continuing until the post-implementation/operation stage is achieved. Costs incurred prior to and after the establishment of the application development stage are charged to general and administrative expenses. The Company capitalized internal use software development costs of approximately $722,000 and $84,000 for the nine months ended September 30, 2001 and 2000, respectively.

Reclassifications

     Certain reclassifications have been made to the 2000 financial statement presentation in order to conform to the 2001 presentation.

2. Acquisition

     On January 17, 2001, the Company acquired the remaining 40% minority interest in ACT Teleconferencing Limited, based in the United Kingdom, from David Holden, Regional Managing Director of Europe for the Company, for 360,000 shares of the Company's common stock valued at $2,182,000, notes payable of $6,111,000, and cash of $794,000 for a total of approximately $9,087,000.

     This acquisition was accounted for under the purchase method of accounting. The pro forma unaudited results of the Company's operations for the three and nine months ended September 30, 2001 and 2000, assuming consummation of the purchase as of January 1, 2000, are as follows:

                                                For the three months ended               For the nine months ended
                                                       September 30,                            September 30,
                                                   2001              2000                   2001              2000
                                            ----------------------------------      ------------------------------------
                                               (Unaudited)       (Unaudited)            (Unaudited)       (Unaudited)
Net revenues                                   $10,775,704        $9,512,611            $34,122,939       $26,823,001

Net income before extraordinary item               549,403           441,798              1,117,611           849,235
Extraordinary charge related to early
 extinguishment of debt                                  -                 -                416,366                 -
                                            ----------------------------------      ------------------------------------
Net income                                         549,403           441,798                701,245           849,235
Preferred stock dividends                          (40,000)          (40,000)              (120,000)         (119,999)
                                            ----------------------------------      ------------------------------------
Net income available to common
 shareholders                                  $   509,403        $  401,798            $   581,245       $   729,236
                                            ==================================      ====================================
Weighted average number of shares
 outstanding - basic                             6,244,715         6,009,622              6,119,409         5,553,739
                                            ==================================      ====================================
Weighted average number of shares
 outstanding - diluted                           6,512,622         6,358,461              6,542,207         6,252,800
                                            ==================================      ====================================

Earnings per share
 Basic
     Net income before extraordinary item      $      0.08        $     0.07            $      0.16       $      0.13
     Extraordinary item                                  -                 -                  (0.07)                -
                                            ----------------------------------      ------------------------------------
     Net income (loss)                         $      0.08        $     0.07            $      0.09       $      0.13
                                            ==================================      ====================================
 Diluted
     Net income before extraordinary item      $      0.08        $     0.06            $      0.15       $      0.12
     Extraordinary item                                  -                 -                  (0.06)                -
                                            ----------------------------------      ------------------------------------
     Net income (loss)                         $      0.08        $     0.06            $      0.09       $      0.12
                                            ==================================      ====================================

3. Financing

     In April, 2001, the Company paid down $1.6 million in subordinated debt. In conjunction with this early extinguishment of the $1.6 million in subordinated debt, the company recognized an extraordinary charge of approximately $416,000 of unamortized debt issuance and debt discount costs.

     On September 28, 2001, the Company closed on the $5,000,000 sale of 769,231 shares of restricted common stock to existing institutional investors (the "Private Placement"). Commissions of $250,000 were netted against the proceeds of this Private Placement.

4.  Related Party Transactions


     In July 2001, the Company entered into an incentive arrangement with one of the Company's officers for the issuance of 32,000 shares of restricted common stock as part of his incentive package. The common stock vests and is restricted in four equal amounts over four years. Additional shares may be issued each year for a four year period based on various profit based performance criteria and would have the same vesting and selling restrictions. The Company recognized compensation expense of $12,500 for the three months and nine months ended September 30, 2001 related to this agreement.

     Also in July 2001, the Board of Directors authorized a loan to one of its officers in the amount of $347,875. The purpose of the loan is to assist the officer in exercising stock options due to expire in November 2001. This loan is secured by a general pledge of personal assets of the officer, bears interest at 6%, and matures on November 1, 2006. The 115,000 shares issued upon exercise of the stock options is recorded in shareholders' equity but this transaction has no financial effect on shareholders' equity as the loan offsets the amount recorded to common stock for the exercise of the options. No cash was exchanged between parties and the increase in shareholders' equity will be recognized as the loan is paid bask to the Company.

5.  Earnings Per Share

     The following table sets forth the computation of the denominator for the calculation of basic and diluted earnings per share. The numerator in the computation of earnings per share is the same as that displayed on the face of the income statement.

                                            For the three months ended                 For the nine months ended
                                                   September 30                               September 30
                                          -----------------------------              ----------------------------
                                              2001               2000                    2001               2000
                                          -----------------------------              ----------------------------
Denominator:
       Weighted average number
        of shares outstanding - basic       6,244,715          5,649,622               6,119,409          5,193,739
       Effect of dilutive securities
        Employee stock options                255,054            322,037                 341,367            454,318
        Warrants                               12,854             26,802                  81,431            207,791
        Convertible debentures                      -                  -                       -             36,952
                                          -------------------------------            -------------------------------
       Dilutive effect                        267,908            348,839                 422,798            699,061
                                          -------------------------------            -------------------------------
       Weighted average number
        of shares outstanding - diluted     6,512,622          5,998,461               6,542,207          5,892,800
                                          ===============================            ===============================

6. Subsequent events

     On October 10, 2001 (with effect from October 1, 2001), ACT Videoconferencing, Inc. (the "Company"), a Minnesota corporation and wholly owned subsidiary of ACT Teleconferencing, Inc. ("ACT"), closed on the acquisition of substantially all of the assets of PictureTel Corporation's 1414c worldwide video conferencing service delivery business. The assets acquired include tangible property (equipment, furniture and machinery), software, and customer contracts. The purchase price consisted of $1 million in cash, $2.5 million in notes bearing interest at 10%, and 769,231 shares of ACT common stock valued at approximately $6.5 million. The principal amount of the notes is due in four equal semi-annual installments beginning in

April 2002. The common shares issued in the transaction are restricted securities as defined under Rule 144 of the Securities Act of 1933.

     On October 11, 2001, the Company liquidated the 2000 outstanding shares of its Series A Preferred Stock ("Series A") in an amount of $2 million plus accrued dividends of $338,176. This transaction involved the issuance of 200,000 shares of restricted common stock and cash of $1,028,176. This transaction also re-priced 400,000 warrants from an exercise price of $7.00 to $6.45. The common shares issued in the transaction are restricted securities as defined under Rule 144 of the Securities Act of 1933.

     The Board of Directors adopted a proposed amendment to the Company's Restated Articles of Incorporation to increase the number of authorized shares of common stock from 10,000,000 to 25,000,000 and the number of authorized shares of preferred stock from 1,000,000 to 2,000,000. This proposal was approved by shareholders on November 2, 2001.

     In November 2001, the Company has reached partial resolution of a payment delay and consequent dispute with one of its major customers. The customer had delayed payment contending authorization of charges for services provided under an existing contract. As agreement has since been reached with the customer, the Company recognized $360,000 in revenue and $120,000 as an expense reimbursement for the three months ended September 30, 2001, of which approximately $250,000 (including $75,000 of expense reimbursement) pertained to amounts not recorded in prior quarters as all the criteria for revenue recognition had not been met in the prior quarters. The Company expects to collect the amounts already recorded in the fourth quarter 2001 with the remainder to be collected in the first quarter 2002.

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

Overview

     General. We are a full-service provider of audio, video, data and Internet-based teleconferencing services to businesses and organizations in North America, Europe and Asia. Our conferencing services enable our clients to cost-effectively conduct remote meetings by linking participants in geographically dispersed locations. Our primary focus is to provide high value added conferencing services to organizations such as accounting firms, consulting firms, investment banks, high tech companies, law firms, investor relations firms, multinational companies, and government agencies.

     We were incorporated in December 1989 and began offering audio teleconferencing services at our Denver location in January 1990. In 1992 we invested in an audio teleconferencing facility in the United Kingdom and in 1995 we invested in a similar operation in the Netherlands. From 1997 through 2000 we announced a major international capacity expansion plan intended to grow the company from its then three locations in three countries (United States, United Kingdom and Netherlands) to the current 13 locations in 10 countries offering a full range of audio, video, and internet-based data conferencing services. The rationale for this continuing expansion plan is the rapidly growing market for teleconferencing services worldwide, the expansion of Internet-based conferencing services, and an increasing demand for additional services by certain of our multi-national clients.

Revenue Analysis
     The following table shows revenue by major product sectors:

                                         Three months ended                        Nine months ended
                                            September 30                             September 30
                                -----------------------------------     ------------------------------------
                                    2001        2000       Growth             2001        2000       Growth
                                -----------------------------------     ------------------------------------
Audio revenue                      $ 9,896     $ 8,787          13%         $ 31,256     $25,144          24%
Video, data, and other
 revenue                               879         700          26%            2,866       1,678          71%
                                -----------------------------------     ------------------------------------
Total                              $10,775     $ 9,487          13%         $ 34,122     $26,823          27%
                              ====================================     =====================================

Conference minutes (000)            42,474      26,002          63%          112,754      69,793          62%
                              ====================================     =====================================

     During 2001, we continued our expansion with the following major developments:

     . We implemented a significant switch to automated voice conferencing services for many of our large customers. Overall call volumes grew by 62% for the nine months ended September 30, 2001 compared to the nine months ended September 30, 2000. This change in overall product mix to lower priced services resulted in net revenue growth of 27% for the same period. We expect this transition to continue for the remainder of 2001.

     . With effect from October 1, 2001, we acquired the video service delivery business of PictureTel Corporation. This acquisition provides us with one of the most extensive videoconferencing networks worldwide with primary operating centers in Massachusetts, United Kingdom, and Singapore as well as a network of service delivery points in Australia, the Netherlands, Germany, France, Italy, Mexico, and Japan.

     . In January 2001, we acquired the remaining 40% interest in ACT Teleconferencing Limited, our United Kingdom based operation, from David Holden, our Regional Managing Director for Europe. Full ownership of this important conferencing operation has enabled us to implement a significant integration and rationalization of our entire European conferencing operations, with continuing benefits expected in the future.

Components of Revenue and Expense

     Revenues. We earn revenues from fees charged to clients for audio, video, data and Internet-based teleconference bridging services, from charges for enhanced services, and from rebilling certain long-distance telephone costs. We also earn revenues from video equipment sales.

     Cost of Sales. Cost of sales consists of telephony costs, depreciation on teleconferencing bridges and telecommunications equipment, equipment product costs, operator and operations management salaries and office expenses for operations staff.

     Selling, General, and Administration expense. Selling, general, and administration expenses consist of salaries, benefits, and office expenses of our selling and administrative organizations.

Cost as a percentage of sales
          The following table outlines certain items in our income statement as a percentage of sales:

                                                             three months ended         nine months ended
                                                                 September 30              September 30
                                                            ----------------------   ------------------------
                                                                  2001   2000              2001   2000
                                                            ----------------------   ------------------------
Net revenues                                                       100%   100%              100%   100%
Cost of services                                                    46     49                51     49
                                                            ----------------------   ------------------------
Gross profit                                                        54     51                49     51
Selling, general and administrative expense                         43     39                41     40
                                                            ----------------------   ------------------------
Operating income                                                    11     12                 8     11
Interest expense, net                                                4      2                 3      3
                                                            ----------------------   ------------------------
Income before income taxes and minority interest                     7     10                 5      8
Minority interest, income taxes, and
    Extraordinary items                                              2      6                 2      5
                                                            ----------------------   ------------------------
Net income                                                           5      4                 3      3
                                                            ======================   ========================

RESULTS OF OPERATIONS

Three months ending September 30, 2001 compared to three months ending September 30, 2000.


     Net revenues. Net revenues increased 13% to $10.8 million for the three months ending September 30, 2001, compared to $9.5 million for the same period last year, primarily due to ongoing volume growth in our audio conferencing business. Included in this increase is approximately $175,000 of revenue related to prior quarters as all of the criteria for revenue recognition had not been met in the prior quarters. Audio conferencing revenues, which are approximately 92% of total revenues, increased by 13% from $8.8 million to $9.9 million for the three months ended September 30, 2001. Other services including video, data and web based conferencing services increased 26% from $0.7 million to $0.9 million for the three months ended September 30, 2001 due to a general uplift in demand for these services. Internationally-based revenues, which make up 48% of total revenue, grew by 4% while U.S. dollar-based revenues, including certain globally-integrated services, grew by 46%. U.S. dollar-based revenues make up 52% of our total revenue.

     Gross profit. Gross profit increased by 20% to $5.8 million for the three months ending September 30, 2001, compared to $4.9 million for the same period last year. Gross profit percentage increased from 51% to 54% of sales comparing the three months ending September 30, 2001 and the same period last year. The improvement in gross profit reflects our progression to more efficient automated service with a reduction in associated staffing costs.

     Selling, general, and administrative expense. Selling, general, and administrative expense for the three months ending September 30, 2001 was $4.6 million and accounted for 43% of revenue, compared to $3.7 million or 39% of revenue for the same period last year. The 26% increase in such expenses resulted from an ongoing increase in sales focus in our traditional business as well as ongoing marketing efforts in developing our international business units including new video, data, and internet telephony conferencing services. The increase in selling, general, and administrative expense as a percent of revenue results from a significant volume increase (over 60%) but with lower increased revenue growth (13%) due to the lower priced automated services. Selling, general, and administrative expenses also were affected by charges relating to the amortization of approximately $105,000 of goodwill resulting from the purchase of the remaining 40% interest of ACT Teleconferencing Limited in the United Kingdom. These increases in selling, general, and adminstrative expense were offset by approximately $120,000 of expense reimbursement by a major customer.

     Net interest expense. Net interest expense for the three months ending September 30, 2001, increased by 122% to $452,000, compared to $204,000 for the same period last year. This increase reflects the increase in borrowings required to fund working capital and fixed asset investments for capacity expansions over the past year as well as the interest paid on the notes payable associated with the purchase of the remaining 40% interest in ACT Teleconferencing Limited.

     Minority interest. Minority interest was reduced to zero for the three months ending September 30, 2001, compared to $266,000 for the same period last year. This decrease reflects the absence of the 40% minority interest due to our acquisition of the remaining 40% interest in ACT Teleconferencing Limited.

     Taxes on income. Taxes on income decreased from approximately $315,000 for the three months ended September 30, 2000 to $177,000 for the three months ended September 30, 2001 due to reduced income in our UK operations. Our United Kingdom and Canadian operations pay full tax at the statutory rate, however there is no tax on US and other international subsidiaries earnings due to loss carryforwards of approximately $4 million.

Nine months ending September 30, 2001 compared to nine months ending September 30, 2000.

     Net revenues. Net revenues increased 27% to $34.1 million for the nine months ending September 30, 2001, compared to $26.8 million for the same period last year, primarily due to ongoing volume growth in our audio conferencing business. Audio conferencing revenues, which are approximately 92% of total revenues, increased by 24% from $25.1 million to $31.3 million for the nine months ended September 30, 2001. Other services including video, data and web based conferencing services increased 71% from $1.7 million to $2.9 million for the nine months ended September 30, 2001 due to a general uplift in demand for these services. Internationally-based revenues, which make up 48% of total revenue, grew by 13% while U.S. dollar-based revenues, including certain globally-integrated services, grew by 54%. U.S. dollar-based revenues make up 52% of our total revenue.

     Gross profit. Gross profit increased by 23% to $16.7 million for the nine months ending September 30, 2001, compared to $13.6 million for the same period last year. Gross profit percentage decreased from 51% to 49% of sales comparing the nine months ending September 30, 2001 and the same period last year. This decrease resulted from the transition to automated service without a significant decrease in operating costs in the first two quarters of 2001. In the third quarter 2001, we experienced increased gross margins as we have substantially completed the transition of our major customers to automated services. Gross margin charges were also, to some degree, offset by satisfactory volume increases across the broad base of our business both domestically and internationally and certain productivity gains.

     Selling, general, and administrative expense. Selling, general, and administrative expense for the nine months ending September 30, 2001 was $14 million and accounted for 41% of revenue, compared to $10.6 million or 40% of revenue for the same period last year. The 31% increase in such expenses resulted from an ongoing increase in sales focus as well as ongoing marketing efforts in developing international business units, our video, data, and web conferencing services, and our internet telephony conferencing business. We continue to focus on sales and marketing efforts as the most important driver of the 63% increase in volumes achieved in the period. Selling, general, and administrative expenses also were affected by charges relating to the amortization of approximately $300,000 of goodwill resulting from the purchase of the remaining 40% interest of ACT Teleconferencing Limited in the United Kingdom.

    Net interest expense. Net interest expense for the nine months ending September 30, 2001, increased by 62% to $1.1 million, compared to $663,000 for the same period last year. This increase reflects the increase in borrowings to fund working capital and fixed asset investments for capacity expansions over the past year, as well as the interest paid on the notes payable associated with the purchase of the remaining 40% interest in ACT Teleconferencing Limited.

     Minority interest. Minority interest was reduced to zero for the nine months ending September 30, 2001, compared to $708,000 for the same period last year. This decrease reflects the absence of the 40% minority interest due to our acquisition of the remaining 40% interest in ACT Teleconferencing Limited.

     Taxes on income and minority interest. Taxes on income decreased from $793,000 for the nine months ended September 30, 2000 to $550,000 for the nine months ended September 30, 2001 due to reduced income in our UK operations. Our United Kingdom and Canadian operations pay full tax at the statutory rate, however there is no tax on US and other international subsidiaries earnings due to loss carryforwards of approximately $4 million.

     Extraordinary item.   In association with the early repayment of $1.6
million in subordinated debt, we recognized an extraordinary charge of approximately $416,000 of unamortized debt issuance and debt discount costs related primarily to the valuation of certain warrants issued with the subordinated debt.

Liquidity and capital resources (for the nine months ending September 30, 2001)


     For the nine months ending September 30, 2001, our cash provided by operations was $3.5 million, as compared to $2.5 million for the nine months ended September 30, 2000.

     Net cash outflow for investing activities increased by $2.2 million to $5.6 million for the nine months ended September 30, 2001, as compared to an outflow
of $3.4 for the nine months ended September 30, 2000.   Cash used in investing
activities primarily resulted from capital expenditures of $3.5 million to expand current networks and develop new markets. Also, in connection with the acquisition of the remaining 40% minority interest in ACT Teleconferencing Limited, we established an escrow account in the amount of (Pounds)930,000 ($1,355,000) which is reflected as a cash outflow and is to be used in partial satisfaction of the purchase consideration when the full payment becomes due in 2004.

     Cash provided by new financing activities was $8.4 million for the nine months ending September 30, 2001, and we repaid debt amounting to $4.2 million. This financing was achieved via a combination of additional common stock issued and borrowing on various lines of credit, vendor financing, and other bank credit. Cash provided by financing activities for the nine months ending September 30, 2000 was $3.4 million via additional common stock issued offset by $0.9 million of repayments on various lines of credit, vendor financing, and other bank credit.

     The development and expansion of our existing and future bridging networks and services will require ongoing significant capital to fund these capital expenditures. We expect that our future cash requirements to fund future growth and capital expenditures may require additional financing. There is no assurance that the financing will be available to us, or will be available on acceptable terms. We expect that existing cash and cash equivalents including our current available borrowing base along with internally generated funds, will provide sufficient funds for us to meet our expected capital and liquidity needs to expand our business as currently planned and fulfill our liability obligations. In the event that our plans or assumptions change or prove to be inaccurate, or the foregoing sources of funds prove to be insufficient to fund our growth and operations, or if we consummate acquisitions or joint ventures, we may be required to seek additional capital sooner than currently anticipated. Sources of financing may include public or private debt, equity financing by us or our subsidiaries, or other financing arrangements.

     Our revenue and costs are dependent upon factors that are not within our control, such as regulatory changes, changes in technology and increased competition. Due to the uncertainty of these and other factors, actual revenue and costs will vary from expected amounts, possibly to a material degree, and such variations are likely to affect the level of our future capital expenditures and expansion plans.

     As we continue our expansion plan to enter into new markets, the expenditures incurred, together with initial operating expenses, may result in operating losses from a market until an adequate customer base and revenue stream for the market have been established. Although overall we expect to have positive net income as we develop and expand our business, there can be no assurance that we will earn sufficient positive net income to meet our working capital requirements and service our indebtedness.

PART II - Other Information

Item 2.   Changes in Securities and Use of Proceeds

     On September 28, 2001, the Company closed on the sale of 769,231 shares of restricted common stock for $5 million in a privately negotiated transaction to existing institutional investors (the "Private Placement"). Commissions of $250,000 were netted against the proceeds of this Private Placement. Under the terms of the Private Placement, the Company must file a registration statement with the Securities and Exchange Commission within 30 business days of closing, or an extension thereof, for the resale of the 769,231 shares issued in the Private Placement and use its best efforts to have the registration declared effective within 90 days after filing. We issued the shares under Regulation D of the Securities Act of 1933.

Item 6(a).  Exhibits:

     The Exhibit index of this Form 10-Q report lists the exhibits that are hereby filed or incorporated by reference.

Item 6(b).  Reports on Form 8-K:

     On July 24, 2001, we filed a Form 8-K regarding the press release for investor update on our financial performance outlook for the second quarter and six months ended June 30, 2001.

     On August 1, 2001, we filed a Form 8-K regarding our progress on contract issues and other matters.

     On August 14, 2001, we filed a Form 8-K regarding our financial performance for the second quarter and six months ended June 30, 2001.

     On August 23, 2001, we filed a Form 8-K regarding a press release for our Chairman's Stock Ownership Position.



                                   SIGNATURE

          In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    ACT TELECONFERENCING, INC.



DATE:  November 13, 2001            By: /s/ Gavin J. Thomson
                                        -----------------------------
                                        Gavin J. Thomson,
                                        Chief Financial Officer
                                        (Duly authorized officer and
                                        Principal Financial Officer)

                               Index to Exhibits

All exhibits are filed electronically or incorporated by reference.

 Exhibit
 No.           Description
 ---           -----------
  3.1/(1)/     Restated articles of incorporation of April 15, 1996, as amended October 18,
               1999
  3.2/(2)/     Bylaws, amended as of May 22, 2001
  4.1/(3)/     Form of specimen certificate for common stock
  4.2/(1)/     Restated articles of incorporation of April 15, 1996, as amended October 18,
               1999
  4.3/(2)/     Bylaws, amended as of May 22, 2001
  4.4/(4)/     Stock option plan of 1991, as amended
  4.5/(5)/     Stock option plan of 1996
  4.6/(6)/     Employee stock purchase plan of 1998, also referred to as the ActionShare employee stock purchase plan
  4.7/(7)/     Stock option plan of 1996, as amended
  4.8/(8)/     Stock option plan of 2000
  4.9/(9)/     Form of stock option agreement for stock option plan of 2000
4.10/(10)/     Instrument constituting (Pounds)1,172,000 convertible secured A loan notes and (Pounds)2,980,000 convertible secured B loan notes by and between ACT
               Teleconferencing, Inc. and David L. Holden & others.
10.2/(11)/     Form of stock option agreement for stock option plan of 1991, as amended
10.3/(11)/     Form of common stock purchase warrant.
10.10/(11)/    Split dollar insurance agreement dated March 1, 1990, between ACT and Gerald
               D. Van Eeckhout
10.11/(11)/    Service agreement dated April 10, 1992 between David Holden and ACT
               Teleconferencing Limited
10.22/(12)/    Loan and security agreement dated March 31, 1998 and form of stock purchase warrant with Sirrom Capital Corporation and Equitas L.P.
10.23/(12)/    Loan agreement with Key Bank, N.A.
10.24/(13)/    Lease commitment and warrant with R.C.C. Finance Group Ltd.
10.25/(13)/    Contract for the supply of conferencing services design development and information signed July 14, 1998 between ACT Teleconferencing Services, Inc.
               and Concert Global Networks Limited
10.26/(13)/    Agreement for the supply of conferencing services signed July 14, 1998 between ACT Teleconferencing Services, Inc. and Concert Global Networks
               Limited
10.27/(13)/    Agreement for videoconferencing equipment and services (GTE Telephone
               Operating Companies) dated October 1, 1998
10.29/(10)/    Variation of service agreement by and between ACT Teleconferencing Limited and David L. Holden

/(1)/ Incorporated by reference, attached as exhibit 3.1 to our Form 10-QSB for the quarter ending September 30, 1999 filed with the SEC on November 12, 1999, File No. 000-27560.

/(2)/ Incorporated by reference, attached as exhibit 3.2 to our Form 10-Q for the quarter ending June 30, 2001 filed with the SEC on August 21, 2001, File No. 000-27560.

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