Form 10-K
period 2001-12-31
ACT TELECONFERENCING INC
filed 2002-03-29
CIK 918709

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001
                                             -----------------------------------

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

          For the transition period from                   to
                                         ------------------   ------------------

                         Commission File Number 0-27560
                                                -------

                           ACT Teleconferencing, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Colorado                                       84-1132665
---------------------------------------------  ---------------------------------
(State or other jurisdiction of incorporation (IRS Employer Identification No.) or organization)

1658 Cole Boulevard, Suite 130, Golden, CO     80401
--------------------------------------------   ---------------------------------
(Address of principle executive offices)       (Zip Code)

(303) 235-9000                                 (303) 233-0895
--------------------------------------------   ---------------------------------
(Registrant's telephone number)                (Registrant's facsimile number)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class                    Name of each exchange on which registered
None                                           None
------------------------------------   -----------------------------------------

Securities registered under Section 12(g) of the Exchange Act:

                           Common stock, no par value
                           ---------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 15, 2002 was: $43.5 million, based on the closing price of the Company's common stock on the Nasdaq National Market on March 15, 2002 of $5.45 per share.

The number of shares outstanding of the Company's Common Stock, no par value was 9,144,370 shares as of March 15, 2002.

                       DOCUMENTS INCORPORATED BY REFERENCE

The information called for by Part III is incorporated by reference to specified portions of the definitive Proxy Statement for the Registrant's 2002 Annual Meeting of Stockholders, which is expected to be filed not later than 120 days after the Registrant's fiscal year ended December 31, 2001.

                           ACT Teleconferencing, Inc.

                                    Form 10-K

Table of Contents

PART I.                                                                Page No.
                                                                       --------
         Item 1.  Business                                                     1
         Item 2.  Facilities                                                  13
         Item 3.  Legal proceedings                                           14
         Item 4.  Submission of matters to a vote of security holders         14

PART II.
         Item 5.  Market for registrants' common equity and related           15
                  stockholder matters
         Item 6.  Selected Financial Data                                     18
         Item 7.  Management's discussion and analysis of financial           19
                  condition and results of operations
         Item 7A  Quantitative and qualitative disclosures about
                   market risk                                                28
         Item 8.  Financial statements and supplementary data                 29
         Item 9.  Changes in and disagreements with accountants               29

PART III.
         Item 10. Directors and executive officers of the registrant          29
         Item 11. Executive compensation                                      29
         Item 12. Security ownership of certain beneficial owners and         29
                  management
         Item 13. Certain relationships and related transactions              29

PART IV
         Item 14. Exhibits, financial statements and schedules, and
                  reports on Form 8-K                                         30

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

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Important factors that could cause actual results to differ materially from such expectations described in this report include: the capital requirements required for the development and expansion of the Company's business; risks relating to obtaining additional financing; risks associated with the expansion of the Company's business and the possible inability of the Company to manage its growth; risks related to the Company's expansion into new products and new technologies; the competitive nature of the teleconferencing business; and the Company's dependence on its significant customers. Moreover, we do not assume responsibility for the accuracy and completeness of the forward-looking statements. We are under no duty to update any of the forward-looking statements after the date of this annual report to conform such statements to actual results or to changes in our expectations.

PART I

Item 1. Business

Overview

General. We are a full-service provider of audio, video, data and Internet-based teleconferencing services to businesses and organizations in North America, Europe, and Asia Pacific. Our conferencing services enable our clients to cost-effectively conduct remote meetings by linking participants in geographically dispersed locations. We are present in ten countries with sales and service delivery centers in nine countries and a sales office and European regional headquarters in Belgium. Our primary focus is to provide high value-added conferencing services to organizations such as professional service firms, investment banks, high tech companies, law firms, investor relations firms, and other domestic and multinational companies.

We were incorporated in December 1989 and began offering audio teleconferencing services at our Denver location in January 1990. In 1992 we invested in an audio teleconferencing facility in the United Kingdom and in 1995 we invested in a similar operation in the Netherlands. In 1997 we announced a major international capacity expansion plan intended to grow the company from its then three locations in three countries (United States, United Kingdom and Netherlands) to the current ten countries (the three aforementioned countries, along with Canada, France, Belgium, Germany, Australia, Hong Kong and Singapore) offering a full range of audio, video, and internet-based data conferencing services. The rationale for this expansion plan has been the rapidly growing market for teleconferencing services worldwide, the expansion of internet-based conferencing services, and an increasing demand for additional services by certain of our multinational clients.

During 1999, we entered the field of internet-based teleconferencing products and applications, also known as web conferencing. With this capability, we were able to offer data conferencing services, along with audio, video and data streaming applications over the internet. In addition, during 1999 through 2001, we developed a conferencing service that uses internet telephony.

In 2001, we acquired the assets of 1414c, the worldwide video conferencing service delivery business of PictureTel Corporation. The assets acquired include property (equipment and offices), software, and customer contracts. The assets were previously used by PictureTel Corporation to provide global video conferencing bridging services and we plan to use the acquired assets for the same purpose. In early 2002, we acquired Proximity, Inc., which provides room based video conferencing services in over 3,000 cities worldwide. With these acquisitions, we are able to offer a full range of video conferencing services to augment our existing video services, as well as our audio, web and internet telephony conferencing products.

Teleconferencing, whether audio, video or web conferencing, is a business tool used to bring decision makers together more frequently, at lower cost, and with fewer scheduling conflicts than is possible with face-to-face meetings. Within our target markets of professional service firms, mid-size firms, government agencies, and multinationals, our customers use teleconferencing as a high performance productivity tool to accelerate decision making, reduce travel costs, and improve teamwork. Members of project teams, consulting teams, and working groups spread across a country or the world can assemble more quickly and economically than in face-to-face meetings. Examples are broker/trader calls, board meetings, sales and marketing groups, training programs, investor relations presentations, press conferences, workshops, seminars, and many other forms of business or professional meetings.

Several key trends in today's business world, as well as ongoing developments in technology, are driving growth in the world market for teleconferencing services:

      .     Concerns about the time, costs, and security of business travel.
      .     The need for accelerated decision-making and the trend toward increased teamwork within companies.
      .     Growth of the Internet as a viable medium for the efficient transport of large volumes of voice, video, and data.
      .     Enhancements to the overall quality, including ease of use, of audio, video, and data conferencing.
      .     Reduced costs of audio and video transmission and video conferencing hardware.
      .     Increased bandwidth capacity for video and data conferencing.
      .     Improved quality of life for participants in meetings who would otherwise need to spend additional time and effort traveling.
      .     Globalization and the resulting demand for additional business communication.

Audio Conferencing Services. Our ActionCallsm audio conferencing services include full-service, attended conferencing, reservationless unattended conferencing, and a comprehensive suite of enhanced audio conferencing management services. Our data and Internet conferencing services supplement these offerings. Our enhanced audio conferencing services, which are available on request, include:

      .     Continuous monitoring and operator access.
      .     Security codes.
      .     Blast dial-out.
      .     Participant volume control and muting.
      .     Conference recording, translation, and transcription.
      .     Digital replay.
      .     Network management and fault reporting.
      .     Broadcast faxes, pre-notification fax, email, and participant notification.
      .     Question and answer and polling services for large investor relations calls.
      .     Customized billing.

In a full-service, attended conference, our conference coordinators either will call each participant (a dial-out conference) or provide participants with a toll free or local number for them to call at a certain time (a dial-in conference). In an unattended or automated conference, we provide the customer with a dial-in telephone number and a PIN code to allow the customers to arrange their own conferences on our bridging equipment. We can connect audio conference participants to a high quality conference call from their office, home, project site, or any mobile phone.

We generate revenues by charging clients a fee per minute for bridging, call management, and various enhanced conferencing services, as well as charges related to long distance transmission.

Video Conferencing Services. We offer our video conferencing services through multipoint video bridging centers worldwide. In October 2001, we acquired the video conferencing services business of PictureTel Corporation, which included video operations centers in the United States, United Kingdom, and Singapore, and secondary network operating facilities in other locations. This acquisition augmented our existing video operations facilities in the United States, London, Paris, and Amsterdam, which we are integrating with the acquired PictureTel operations. Our pre-acquisition videoconferencing business lacked the network of operations centers and broad video customer base that PictureTel had developed. In addition, in January 2002, we acquired Proximity, Inc., one of the world's largest providers of room-based videoconferencing services. The acquisition further enhances our suite of video conferencing services.

Our offerings include full-service, advanced technical management features such as:

      .     Operator-controlled conferences.
      .     Continuous on-screen presence of all participants.
      .     Reservations and scheduling management.
      .     Room reservations/rentals.
      .     Video taping and cassettes.
      .     Multiple line speeds and voice-activated switching controls.
      .     Training, installation, and maintenance of equipment.
      .     Video conferencing site certification.
      .     Event management.

Although we can accommodate more locations by linking several video bridges, most video conferences, as a practical matter, involve no more than three to ten locations. Technical features of our multipoint control units enable us to display all parties on one screen or select only certain parties as needed during a conference.

We generate revenues from video conferencing in the same manner as audio conferencing, but at higher per-minute rates. Recent decreases in per-minute rates for video bridging and long distance transmission, driven by improved technology and competition among the long distance companies, have stimulated the market for video conferencing and are expected to continue to do so.

The introduction of affordable small group systems greatly expanded the use of video conferencing. We believe that the growing base of users with in-house systems, combined with the greater bandwidth now available through the integrated services digital network, or ISDN, and improved business quality internet band width, will continue to drive increased usage.

Video conferencing is a preferred medium in certain conferencing applications. Examples of professional and industry applications include law (witness depositions), medicine (diagnosis and treatment through telemedicine), business (executive searches, meetings of executives, boards, and committees), and education (distance learning discussions). The videoconferencing market nevertheless is substantially smaller than the audio conferencing market because the equipment is more difficult to use than a standard telephone, and the transmission costs are more expensive. We expect that improvements in equipment, increased familiarity with video, stable or declining transmission and equipment costs, and internet technology will drive growth in video.

Internet Telephony Conferencing Services. An important next step in expanding the use of teleconferencing is to enable conference participants to participate in an interactive conference in which the participants can speak to each other using internet telephony services at a similar level of quality as existing full duplex conferences conducted today over the public switched telephone network, or PSTN. We have begun marketing of this service under the ClarionCall(SM) name.

We are therefore preparing for the evolution to internet conferencing services by implementing full duplex Internet conferencing solutions using Cisco gateways and command center technology. Although we have successfully completed product testing, we presently derive no significant revenues from internet conferencing.

 Data and Internet-Based Conferencing (or Web conferencing) Services. Our customers use web conferencing to broadcast, to share, and to review and edit data, such as sales analyses, product brochure designs, engineering drawings, or financial statements, for viewing by participants during an audio or video conference. Data or web conferencing enhances the audio or video conference by simultaneously transmitting data over the Internet. Internet streaming broadcasts are especially useful in large conferences to supplement the audio or video interaction. These services enable:

      . Interactive audio or video conferences with simultaneous data streaming.

      . Collaborative revision of data by participants equipped with appropriate software.

      . Viewing of whiteboard illustrations, slide presentations, or drawings.

Conferencing Services Market. We operate in a very small niche of the teleconferencing services market. Our focus is on high value added services and on international conferences. We believe that we presently account for approximately 2% of the worldwide market for teleconferencing services, based on various market studies summarized as follows:

                                2000     2001      2002      2003      2004
                               ------   ------    ------    ------    ------
Global Conferencing Services
Dollars in millions

    Audio                      $1,800   $2,000    $2,200    $2,400    $2,600
    Video                         250      300       400       500       650
    Internet/Web                  350      700     1,400     2,550     4,200
                               ------   ------    ------    ------    ------
Total                          $2,400   $3,000    $4,000    $5,450    $7,450
                               ======   ======    ======    ======    ======

Growth rates

    Audio                                   11%       10%        9%        8%
    Video                                   20%       33%       25%       30%
    Internet/Web                           100%      100%       82%       65%
                                        ------    ------    ------    ------
Total                                       25%       33%       36%       37%
                                        ======    ======    ======    ======

Sources: (1) Frost & Sullivan, "Introduction to the Audio, Document, and Web Conferencing Markets," 2001 Frost & Sullivan. (2) Wainhouse Research, LLC, "Teleconferencing Market & Strategies," Volume 3, Publication No. 936, dated September 2000. (3) Telespan, "Forecast of the Demand for Audio Conference Calls," 2001 Telespan Publishing Corporation.

Audio Conferencing Services Market. Based on the above research and our own estimates, we are planning our growth on the expectation that the audio conferencing services market will continue growing, at or above that documented in the above table, through year 2004. Although our volumes are generally growing at a faster rate than the market, pricing is commoditizing and thus revenue growth will be moderate.

Video Conferencing Services Market. As noted above, industry sources and our Company estimates indicate that the United States video conferencing services market in 2000 was approximately $285 million, excluding transmission charges and equipment sales. We believe, based on industry sources and independent research, that the overall video conferencing market will grow at or above the rate indicated in the above table, through year 2004, reflecting mainly the small existing customer base, the adoption of more user-friendly equipment, and lower costs for videoconferencing.

Web Conferencing and Internet Telephony Services Market. We are cautious in our approach to internet conferencing. We envision internet conferencing to be an incremental service rather than a replacement for our existing teleconferencing solutions, but we believe that internet-based services will comprise an important portion of the next generation of conferencing services. Currently, the internet telephony market is dominated by consumer voice calling. Despite the attraction of lower costs and more convenience, consumers and businesses have been reluctant to embrace internet telephony on a large scale; however, we expect that adoption by business customers will follow improvements in quality and usability.

We expect our customers to migrate toward internet conferencing just as they are moving from fully attended conferences to automated conferences, and believe that by 2004 we will derive approximately 30 percent of our volume and 15 percent of our customer revenues from this new service.

Our Strategy

      Our strategy is to:

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

      . Develop and leverage our present distribution channels through major third-party outsource relationships. Outsourcing arrangements with telecom carriers allow us to concentrate on additional volume delivery to their major customers while they promote our conferencing services as part of an overall product portfolio.

      . Pursue acquisitions and expansion. Having built the base of our teleconferencing platform in key markets worldwide, we are positioned to expand our infrastructure and obtain additional market size through acquisitions. We will pursue acquisitions that increase our service offerings, expand our customer base, and broaden our geographic coverage. We will also utilize acquisitions to broaden our technical expertise and enlarge our pool of management talent. We will open new offices to develop new markets where economically feasible.

      . Adapt and implement state of the art and best practices technology. Rather than invest in research and development, we take advantage of technology developed by third-party vendors. We buy best-of-class equipment.

      . Foster and maintain long-term relationships with our customers. We train our people to be committed to the delivery of superior service through proprietary customer care and service quality training programs. This training allows our people to be continuous professional experts to assists our customers. High quality standards and solid customer relationships generate repeat business and frequent referrals from satisfied clients. Our long-term relationships with customers are enhanced by our global presence and broad range of services.

Conferencing Services

We are a single-source provider of audio, video, data, and Internet-based conferencing services that are designed to meet the needs of a broad range of customers across a diverse range of businesses. During 2001, we derived the majority of our current revenue from audio conferencing (approximately 90 percent) with the remaining 10 percent from the expanding video, data, and Internet-based conferencing sectors. We believe that audio conferencing will continue to comprise the bulk of our revenues for the foreseeable future; however, we estimate that our acquisition of the PictureTel video conferencing service delivery business will increase the percentages of our video, data, and related services to over 20 percent and 25 percent of total revenues in 2002 and beyond. United States based revenues comprise approximately 53 percent of total revenue. Internationally based revenues of approximately 47 percent are mainly generated in the United Kingdom, Canada, and Australia.

For a breakdown of our revenues and profits, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" and related financial statements included, herewith.

Service Quality and Client Care

We train all employees in the principles of client care management, which include continuous service quality monitoring and the development of positive relationships with clients. We pursue a philosophy of continuous process improvement, and we consistently measure our performance and endeavor to improve it. We actively monitor, analyze, and control all facets of a conference, including reservations, conferrence execution, and billing, and follow up with customer satisfaction surveys.

We also review our performance with our customers on a regular basis, set specific performance improvement goals, and modify our operations accordingly. Feedback from our customers indicates that these factors contribute to a high customer retention rate.

Sales and Marketing

Our sales and marketing strategy involves two key steps. First, we attract customers through various resource channels. Once the relationship has been established, we cross sell services throughout each customer's organization worldwide.

We attract our customers through direct and indirect sales efforts such as customer referrals, telemarketing, trade show promotions, and advertising. Our direct sales force focuses on multinational and mid-market accounts. We also leverage outsourcing relationships with large telecommunications providers. Our range of service offerings allows us to cross sell our services once we have initially established an account.

We have built a customer base of approximately 3,000 established accounts ranging from small manufacturing firms to Fortune 500 companies. Our records indicate that over 5,000 schedulers, administrative staff, and managers employed by these customers are responsible for requesting or arranging conferences with us. These customers performed over 500,000 conferences in 2001.

Approximately 70 percent of our revenues are derived from our top 100 customers, which are mainly comprised of large multinational companies that utilize high volumes. For example, our three largest customers, Concert, Ernst & Young LLP and Cap Gemini accounted for 25 percent, 9 percent, and 3 percent of our revenues, respectively. The remaining customer base of approximately 2,900 accounts use our services on a regular basis on an average of 5 to 10 conference calls per month, typically at list price. All accounts that we define as established use us at least once a year.

We have targeted the following customer groups for our conferencing services and applications:

      . Major multinational companies, investment banks, and professional services firms within the Fortune 1000 (global accounts).

      . Medium-to-large-sized domestic companies, associations, and governmental organizations (midmarket accounts).

      . Customers of major telecommunications providers which we access through outsourcing and co-marketing arrangements (outsourced and co-marketing relationships).

Global Accounts. Our global account managers are responsible for some 30 multinational accounts. We focus on the home country or headquarters of these multinationals as a base for developing our global business relationships. Each account manager deals with the customer's home country office or headquarters when establishing service.

Midmarket Accounts. Our direct sales staff targets medium to large companies with a high volume of teleconferencing, as well as smaller companies with lower demand for our services. As in any business, purchasers of higher volume sales benefit from volume discounts. While we continue to promote sales to our global accounts, we seek situations in which we can provide competitive services to mid-sized companies at higher margins. Our direct sales effort manages each of our midmarket accounts through contacts with our customers' upper management and also with their administrative staff who are responsible for scheduling and travel. Once we have become a repeat provider of services for a customer, we stress personal contact with the call organizers, conference chairpersons, and members of senior management within our customers' organizations.

Outsourced and Co-Marketing Relationships. We participate in outsourcing and co-marketing relationships with major telecommunications companies. Our independence from other network providers allows us to serve these customers without making them feel that we would compete for their customers' other telecommunications business.

Intellectual Property

We seek to protect our proprietary information and business practices as trade secrets. We have developed customized software, which we consider proprietary, for our service and quality control functions, and have also developed in depth technical know-how with respect to the operation of telecommunications equipment and the coordination of large volume conference calls. We currently have two provisional patent applications pending before the United States Patent and Trademark Office. We also require each of our employees to execute a nondisclosure agreement for the protection of confidential information.

We (or one of our subsidiaries) own the following United Kingdom trademark registrations (some of which include words that are intentionally repeated): ACT and design; ACTIONCAST ACTIONCAST; ACTIONCALL ACTIONCALL; ACTIONSHOW ACTIONSHOW; ACTION FAX ACTION FAX; and ACTION VIEW. A subsidiary owns a Benelux trademark registration for ACT TELECONFERENCING. We own three pending U.S. trademark applications for the terms: MEETINGS ON CALL; CLARION CALL; and READY CONNECT. We do not own a federal trademark registration for the term ACT in the United States. Since a wide variety of companies use the term in their corporate name or advertising, trademark registration could be prohibitively expensive. We do claim a number of common law marks that use the terms ACT or ACTION as a part of such marks. We also believe that we are the only enterprise currently using ACT in the teleconferencing industry.

Suppliers

We are not dependent on any single carrier or supplier for any of the services we sell. We have negotiated volume discounts with our primary long-distance carriers, and believe we could negotiate similar arrangements at similarly competitive prices with one or more other carriers should our current carriers be unable to continue to provide service at competitive prices. For example, we have a three year agreement to purchase $30 million in network services from AT&T which, after volume discounts, is expected to range between $14 and $16 million per year. However, we have the right to negotiate this commitment down to the level of actual usage, without penalty, in the event of a business downturn beyond our control.

The equipment we purchase for use in our operations is also available from a variety of suppliers, some of which compete in the teleconferencing services business. We have chosen to purchase most of our equipment from Compunetix, a supplier based in Pittsburgh, Pennsylvania. According to Compunetix, it accounts for approximately 30 percent of the worldwide market for conferencing bridges. Compunetix is a supplier of conferencing platforms to U.S. government agencies such as the National Aeronautics and Space Administration, the Federal Aviation Administration emergency management platform, and the U.S. Department of Defense, as well as major telecommunications providers. We recently added Spectel/Multilink, Polycom, PictureTel, and Accord to our list of major equipment suppliers.

Our Competition

We compete with major long distance companies, independently owned conferencing companies, and in-house services such as company-operated bridges and private branch exchange equipment.

The principal competitive factors in the conferencing market are service, quality, reliability, price, name recognition, value added features, and available capacity. The location of an operations center can also be a competitive factor, as a local presence will reduce transmission costs and reflect the language, accent, or business practices of local customers. In certain cities and countries, we have opened local sales offices to ensure that marketing is more personal and effective.

Our competition comes from large companies such as British Telecom, AT&T, Bell Canada, France Telecom, Deutsche Telekom, Telstra, Belgakom, Hong Kong Tel, Worldcom, and Sprint. We also face competition from independent conferencing companies similar to us, including Premiere Technologies, Intercall, V-Span, Gentner, and Genesys. In the United States, we may also face additional competition from the regional carriers which, under the Telecommunications Act of 1996, eventually will be allowed to provide long distance services nationwide under certain conditions and whose long distance customers would expect access to conferencing services. This may become an additional opportunity for us, as certain carriers may choose to outsource their customers' needs to independent conferencing providers.

Although the major long distance carriers hold a large share of the conferencing services market, conferencing is not a primary focus of their business. We have been able to compete with the conferencing divisions of long distance companies on the basis of quality of service for the large volume business of prestigious companies such as investment banks, accounting and consulting firms, and law firms. Excess long-distance line capacity enables the long distance companies to offer discounted prices to high-volume conferencing customers, but they generally charge higher conferencing prices to smaller and medium volume customers. This creates a pricing structure that enables us and others to compete on a price-and-service basis for the conferencing business of the medium and smaller businesses.

There are few regulatory barriers in the countries in which we operate, but new entrants into the conferencing business will face various economic barriers. The complex planning, installation, and operation of a global conferencing platform involving multiple facilities and office locations such as ours, together with the implementation of network technology and coordination of operations, would likely require extensive funding, management, and time to replicate.

Some companies own and operate their own conferencing bridges, but many companies find that the costs of operating their own bridge outweigh the benefits and prefer to outsource their conferencing services. Technology is available to enhance private branch exchange conferencing capability (usually up to six calls), but private branch exchange-handled conference calls typically have poor sound quality and each additional line weakens the overall sound volume. Additional competition may also develop from more sophisticated telephone sets and other centralized switching devices. These alternative techniques may enable our customers to conduct some of their own conferences, but we believe they will continue to outsource larger conferences, particularly if their distance meetings require a collaboration of audio, video, data, and Internet conferencing techniques.

Regulation

Although the telecommunications industry has historically been subject to extensive regulation, deregulation in the countries in which we currently operate has resulted in no material regulatory impact on the delivery of our teleconferencing services.

All of our foreign subsidiaries are established as statutory reporting companies incorporated under the laws of their local jurisdiction. We operate each foreign subsidiary in the local currency. All material subsidiaries are subject to statutory audits once a year and these statutory results are reconciled to Generally Accepted Accounting Principles for consolidated reporting in the United States. We also pay excise taxes, import duties, sales taxes, payroll taxes and other taxes as required in each jurisdiction. We are in good standing in all the countries in which we operate. Income tax is payable in the United Kingdom. All other subsidiaries have tax loss carryforwards or deferred tax liabilities.

Apart from company administration, tax laws and telecommunications laws, the major other area of legislation that impacts us is labor legislation. Labor laws, especially in Europe, are particularly complex and expensive to administer in comparison to the flexibility of the United States labor markets. From time to time, we incur a significant cost when there is a need to reduce or scale back our personnel in overseas jurisdictions. The average cost to dismiss, retrench, or furlough an employee in a foreign location can run as high as $25,000 for a senior employee depending upon the particular employee's status, the employee's history with us and the reason for dismissal, retrenchment or layoff.

Employees

As of December 31, 2001, we had a total of 440 employees worldwide. There were 200 employees in our North American operations, 172 in our European operations, and 68 in our Asia Pacific operations. Of the total worldwide employees, 249 were in teleconferencing operations, 100 were in sales and marketing, and 91 were in management and administration. Our entry into new markets eventually will require new employees, but we expect the initial growth in the number of employees to be gradual. We do not anticipate any material change in the number of employees in the near future.

None of our employees are represented by labor unions. We have not experienced any work stoppages and consider our employee relations to be good.

Item 2. Facilities

Our development of local facilities serves the dual purpose of providing local language, local currency, and local time zone services to the areas served by each operations center, as well as backup and overflow capacity among other centers in the event all or part of a conference needs to be rerouted from an operations center that is at full capacity.

We currently lease office and service delivery space at our locations in Denver, Andover, Burlington, Toronto, Ottawa, London, Slough, Amsterdam, Brussels, Paris, Frankfurt, Sydney, Adelaide, Hong Kong, and Singapore, which we have listed in the table below.

   Location                Country                      Description                Year Established
  --------                -------                      -----------                ----------------
Denver, CO              United States              Sales and service delivery            1990
London                  United Kingdom             Sales and service delivery            1992
Amsterdam               Netherlands                Sales and service delivery            1995
Brussels                Belgium                    Sales office                          1996
Sydney                  Australia                  Sales and service delivery            1997
Paris                   France                     Sales and service delivery            1997
Ottawa                  Canada                     Sales and service delivery            1998
Toronto                 Canada                     Sales and service delivery            1998
Frankfurt               Germany                    Sales and service delivery            1998
Adelaide                Australia                  Sales and service delivery            1999
Hong Kong               China                      Sales and service delivery            1999
Andover, MA             United States              Sales and service delivery            2001
Singapore               Singapore                  Sales and service delivery            2001
Slough                  United Kingdom             Sales and service delivery            2001
Burlington, VT          United States              Sales and service delivery            2002

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

Our service delivery centers provide us with a high degree of redundancy. We can reroute most of our conferences to other centers if necessary. By networking our service delivery centers in different time zones, we use idle evening and nighttime capacity in one center to fulfill daytime demand at another center.

Each of our service delivery centers includes at least one audio or video bridge. Our capacity is measured in ports, with one port needed for each conference participant. Our audio conferencing service delivery centers operate approximately 10,000 ports worldwide. Our video conferencing network comprises over 1,000 ports. This enables us to service conferences of varying sizes by linking the port capacity of our centers together. Although we can network our audio ports to service 1,000 or more participants and have serviced conferences of this size, the low demand for such a large conference and the logistics of handling multiple conferences during the business day make it unlikely that audio conferences will exceed 500 participants. Video and data conferences are generally much smaller. Weekday mornings and early afternoons are peak conferencing times.

Item 3. Legal Proceedings

We are not involved in any material legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

During the fourth quarter of its fiscal year ended December 31, 2001, we submitted the following matter to a vote of security holders:

We held a special meeting of shareholders on November 2, 2001 at our offices in Golden, Colorado. The shareholders adopted and approved an amendment to our Restated Articles of Incorporation increasing the number of authorized shares of common stock from 10,000,000 to 25,000,000 and the number of authorized shares of preferred stock from 1,000,000 to 2,000,000. The votes in favor of these amendments to the Restated Articles of Incorporation were 3,492,680 (99%), and votes against the plan were 38,686 (1%). There were 3,531,366 (57%) of the 6,216,606 outstanding votable shares present at the meeting.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Our common shares have been traded on the Nasdaq SmallCap or National Market under the symbol ACTT since March 11, 1996. We were listed on the Nasdaq SmallCap Market through September 21, 2001. On September 24, 2001, we began listing on the Nasdaq National Market. For the period from January 1, 1999 through December 31, 2001 the high and low sales prices for our common stock for each quarter as reported by Nasdaq were:

                           PRICE RANGE OF COMMON STOCK

                                                            High     Low
                                                           ------   ------
Fiscal year ended December 31, 1999
         First Quarter                                     $ 5.63   $ 4.50
         Second Quarter                                      6.63     3.38
         Third Quarter                                      11.50     4.75
         Fourth Quarter                                      9.38     5.88

Fiscal year ended December 31, 2000
         First Quarter                                      17.63     8.06
         Second Quarter                                     12.50     5.13
         Third Quarter                                       8.88     5.50
         Fourth Quarter                                      9.75     6.44

Fiscal year ended December 31, 2001
         First Quarter                                       9.25     6.63
         Second Quarter                                      8.50     4.85
         Third Quarter (July 1-September 21 2001)            8.20     3.89
         Third Quarter (September 24-September 30, 2001)     8.80     7.00
         Fourth Quarter                                     11.97     7.08

On March 26, 2002, the last reported sale price of our common stock was $5.08 per share.

Stockholders. As of December 31, 2001 we had approximately 200 common stockholders of record and an estimated 2,800 additional beneficial holders whose stock was held in street name by brokerage houses for a total of 3,000 stockholders.

Dividends. We have never paid any dividends on our common stock. We have paid dividends on our Series A preferred stock, which was fully liquidated on October 11, 2001. We expect for the foreseeable future to retain all of our earnings from operations for use in expanding and developing our business. Any future decision as to the payment of dividends will be at the discretion of our board of directors and will depend upon our earnings, financial position, capital requirements, plans for expansion, loan covenants, and such other factors as the board of directors deems relevant.

Sales of Unregistered Securities.

During 2001, 2000 and 1999 and in early 2002 we have issued and sold unregistered securities reported and as set forth below. We did not utilize an underwriter in any of these transactions. The recipients of securities in each transaction represented their intention to acquire the securities without a view toward the distribution of securities. All the issued securities were restricted securities under Rule 144 and appropriate restrictive legends were affixed to the securities in each transaction. All of these securities were issued in transactions exempt from registration pursuant to sections 4(2) and/or 4(6) under the Securities Act of 1933, or pursuant to regulations promulgated thereunder.

On March 31, 1998, in conjunction with the issuance of its $1,600,000 subordinated promissory notes, the Company issued stock purchase warrants for the purchase of 183,853 shares of common stock at an exercise price of $7.00 per share to Sirrom Capital Corp. with a fair value of approximately $240,000. Since the loan was not repaid by March 31, 2000, the warrants were increased by 32,949 with a fair value of approximately $255,000 due to a temporary spike in the Company's stock price. The loan was repaid in April 2001, with no additional warrants being issued. This repayment resulted in an extraordinary write-off of these warrant costs in an amount of $336,000. At December 31, 2001, Sirrom Capital Corp. has 216,802 warrants outstanding, which expire in April 2003.

Also in March 1998, in conjunction with the issuance of its $890,000 subordinated promissory note, the Company issued stock purchase warrants for the purchase of 147,114 shares of common stock as an exercise price of $7.00 per share to Equitas L.P. with a fair value of $192,719. Since the loan was not repaid by March 31, 2000, the warrants were increased by 26,718 with a fair value of $207,065 due to a temporary spike in the Company's stock price. As the loan was not repaid on March 31, 2001, the warrants were increased by 26,993 with a fair value of approximately $80,000. If the loan is not repaid by March 31, 2002, the warrants will increase by an additional 27,585 and will be fair valued based on the stock price on that date. At December 31, 2001, Equitas L.P. has 200,825 warrants outstanding, which expire in April in 2003.

In February 1999, we completed a private offering of 109,912 units, each comprised of one share of common stock at $5.50 per share and one warrant to purchase one share of common stock. The private placement generated net proceeds of $592,505, which were used for general corporate purposes. The warrants are exercisable at $7.00 and expire on December 31, 2003. The securities were purchased primarily by our officers, directors, and employees.

On April 1, 1999, we issued 12,000 shares of common stock and warrants to purchase 25,000 shares of common stock to the Adizes Institute in consideration for consulting services. The warrants are exercisable at $7.00 and expire on April 1, 2002.

On July 1, 1999, we issued warrants to purchase 50,000 shares of common stock to John Pfeiffer in consideration for corporate communications services provided to us. In October 2001, these warrants were exercised in a cash-less conversion in which 27,293 shares were issued.

On July 31, 1999, we issued a two-year convertible note to Compunetix, Inc. in the amount of $500,000 bearing interest at 9 percent, payable on July 31, 2001. This note was to convert into 71,429 restricted shares of common stock at the option of the holder if it was not repaid by July 31, 2001. The note was extended and subsequently repaid in October 2001. No shares of stock were issued to Compunetix.

On October 19, 1999, we issued 2,000 shares of Series A preferred stock to GMN Investors II, L.P. for $2,000,000. The issuance of Series A was accompanied by warrants to purchase 400,000 shares of common stock at $7.00 per share. On October 11, 2001, we issued 200,000 shares of common stock to GMN Investors II, L.P., together with a payment of $690,000 cash and $338,176 in accrued dividends and a repricing of the 400,000 warrants from $7.00 to $6.45 per share, to liquidate the 2,000 shares of Series A preferred stock. The warrants expire on October 19, 2006. This transaction eliminated our dividend obligations and covenants under the agreement.

On October 19, 1999, we issued warrants to purchase 20,000 shares of common stock to Bathgate McColley Capital Group, LLC, in consideration for Bathgate's services as placement agent in our issuance of preferred stock to GMN Investors II, L.P. In November 2001, the warrants were exercised in a cash-less conversion in which 6,876 shares were issued.

On January 1, 2000, we acquired the 20 percent minority interest of our Australian subsidiary, ACT Teleconferencing (Pty) Ltd. for $65,000 cash and 50,000 shares of our common stock from its managing director.

On January 1, 2000, we acquired a 16.7 percent minority interest in ACT Business Solutions Limited, based in the United Kingdom by issuing 20,000 shares of our common stock to its three minority owners.

On January 6, 2000, we issued 36,000 shares and paid $50,000 cash to purchase the assets of Mueller Telecommunications, Inc.'s internet service provider division.

On January 6, 2000, we issued 40,000 shares of common stock and warrants to purchase 60,000 shares of common stock to Dinway Services, Ltd. in consideration for consulting services. The warrants are exercisable at $10.00 per share and expire on January 6, 2003.

On July 31, 2000, we acquired the teleconferencing services business of Asia Pacific Business Services Limited based in Hong Kong for approximately $440,000 including 14,000 shares of our common stock.

On January 17, 2001, we acquired the 40 percent minority interest of our United Kingdom subsidiary, ACT Teleconferencing Limited, from its managing director, for notes payable of $6,111,000, cash of $794,000, and 360,000 shares of our common stock valued at $2,182,000.

On April 5, 2001, we issued warrants to purchase 10,000 shares of common stock to Bathgate McColley Capital Group in consideration for services rendered. The warrants are exercisable at $7.00 and expire on April 5, 2005.

On May 24, 2001, we issued warrants to purchase 18,000 shares of common stock to the Adizes Institute in consideration for consulting services. The warrants are exercisable at $10.00 and expire on May 24, 2004.

On June 6, 2001, we issued 12,500 shares of common stock to the Adizes Institute for consulting services.

On September 26, 2001, we issued a total of 769,231 shares of common stock to Special Situations Fund III, L.P., Special Situations Cayman Fund, L.P., and Special Situations Private Equity Fund, L.P. for $5,000,000 cash.

On October 10, 2001, we issued 769,231 shares of common stock to PictureTel Corp. as partial consideration for the assets of the 1414c video conferencing service delivery business of PictureTel.

On January 2, 2002, we issued 500,000 shares of common stock, including 150,000 earnout shares, to certain shareholders of Proximity, Inc. as partial consideration for our merger with Proximity.

Item 6. Selected Consolidated Financial Data

                      SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and related Notes to the Financial Statements appearing elsewhere in the filing and "Management's Discussion and Analysis of Financial Condition and Results of Operations." Additionally, quarterly selected financial data is presented in the Notes to the Financial Statements. The consolidated statements of operations data for each of the years ended December 31, 2001, 2000, and 1999, and the selected balance sheet data as of December 31, 2001 and 2000, are derived from our audited consolidated financial statements appearing elsewhere in this filing. The selected statement of operations data for the years ended December 31, 1998 and 1997 and the selected balance sheet data as of December 31, 1999, 1998, and 1997 have been derived from audited financial statements of the Company not included in this filing. The selected financial data provided below is not necessarily indicative of our future results of operations or financial position.

                                                                      Year ended December 31,
                                                 2001            2000           1999            1998            1997
                                             ---------------------------------------------------------------------------
Consolidated statement of operations data:
   Net revenues                              $ 46,643,289    $ 37,699,785   $ 28,328,791    $ 19,009,645    $ 10,234,403
   Gross profit                                22,116,859      19,311,712     13,531,185       8,128,089       5,507,167
   Operating income (loss)                      2,415,851       3,955,908      1,539,271        (993,146)         98,227
   Net income (loss) before
      extraordinary item                          200,624       1,395,410         81,425      (2,117,125)       (436,808)
   Extraordinary item                            (416,366)             --             --              --              --
                                             ---------------------------------------------------------------------------
   Net income (loss) after
     extraordinary item                      $   (215,742)   $  1,395,410   $     81,425    $ (2,117,125)   $   (436,808)
                                             ===========================================================================

   Net income (loss) per share
     Basic
       Before extraordinary item             $       0.01    $       0.23   $       0.01    $      (0.58)   $      (0.14)
       Extraordinary item                           (0.10)             --             --              --              --
                                             ---------------------------------------------------------------------------
       After extraordinary item              $      (0.09)   $       0.23   $       0.01    $      (0.58)   $      (0.14)
                                             ===========================================================================

     Diluted
       Before extraordinary item             $       0.01    $       0.21   $       0.01    $      (0.58)   $      (0.14)
       Extraordinary item                           (0.10)             --             --              --              --
                                             ---------------------------------------------------------------------------
       After extraordinary item
                                             $      (0.09)   $       0.21   $       0.01    $      (0.58)   $      (0.14)
                                             ===========================================================================

Consolidated balance sheet data:
   Total assets                              $ 53,486,961    $ 31,395,549   $ 22,098,343    $ 15,326,200    $  7,929,711
   Total long term liabilities                  7,454,651       6,711,696      7,015,527       5,251,196         731,168
   Stockholders equity                         29,162,995      12,481,104      6,568,857       2,504,565       3,377,933

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

General. See "Item 1 - Business" as we provide a general history of our company in that section.

Components of Major Revenue and Expense Items

Revenues. We earn revenues from fees charged to clients for audio, video, data and Internet-based teleconference bridging services, from charges for enhanced services, and from rebilling certain long-distance telephone costs. We also earn nominal revenue on conferencing product sales.

Cost of Sales. Cost of sales consists of long distance telephony costs, depreciation on our teleconferencing bridges and equipment, equipment product costs, operator and operations management salaries and office expenses for operations staff.

Selling, General, and Administration expense. Selling, general, and administration expense consist of salaries, benefits, professional fees, and office expenses of our selling and administrative organizations.

Components of Revenue - The following table shows revenues by major product sector over the past 3 years:

($ in thousands)                               2001        2000         1999
                                             ---------------------------------
Conferencing Services
         Audio conferencing services         $ 40,573    $ 34,999     $ 25,133
         Video, data and web-based services     4,936       1,979        1,717
         Equipment Sales                        1,134         722        1,479
                                             ---------------------------------
Total                                        $ 46,643    $ 37,700     $ 28,329
                                             =================================

Growth Rates
         Audio conferencing services               16%         39%          72%
         Video, data and web-based services       149%         15%          32%
         Equipment Sales                           57%        (52)%        (52)%
                                             ---------------------------------
Total                                              24%         33%          49%
                                             =================================

Cost as a percentage of sales

The following table outlines certain items in our income statement as a percentage of sales for each of the last three years:

                                                   Years Ended December 31,
                                               2001         2000         1999
                                             ----------------------------------

Net revenues                                      100%         100%         100%
Cost of services                                  (53)         (49)         (52)
Gross profit                                       47           51           48
                                             ----------------------------------
Selling, general and administrative expense       (42)         (41)         (43)
                                             ----------------------------------
Operating income                                    5           10            5
Interest expense                                   (3)          (3)          (3)
                                             ----------------------------------
Income before taxes and minority interest           2            7            2
Minority interest and income taxes                 (2)          (3)          (2)
                                             ----------------------------------
Net income before extraordinary item               --            4           --
                                             ==================================
Extraordinary item                                 (1)          --           --
                                             ==================================
Net income (loss) after extraordinary item         (1)           4           --
                                             ==================================

Significant Accounting Policies

Internal Use Software - Under the guidance provided in SOP 98-1, we capitalize costs incurred in developing internal use computer software. We capitalized internal use software development costs of $1 million, $1.1 million, and $250,000 for the years ended December 31, 2001, 2000, and 1999, respectively, but prior to 1999, we did not develop any internal software.

Goodwill - In 2001, we completed several significant acquisitions that resulted in approximately $14.5 million of goodwill. At December 31, 2001, we had a total of $16.5 million in net goodwill. In January 2002, we acquired approximately $3.9 million in additional goodwill that relates to the acquisition of Proximity, Inc. For the years ending December 31, 2001, 2000 and 1999 goodwill amortization was approximately $420,000, $187,000, and $80,000, respectively.

Beginning January 1, 2002, under the newly issued Financial Accounting Standards Board Statement 142, Goodwill and Other Intangible Assets, goodwill is no longer amortized but is subjected to an annual impairment test. We will be evaluating the impact of this statement on our financial position and results of operations for 2002 and beyond.

Foreign Currency Conversion - Our foreign subsidiaries financial statements have been translated into United States dollars at the average exchange rate during the year for the statement of operations and year-end rate for the balance sheet. Our policy for the long term is to invest in the international teleconferencing market as it is a growth market. For as long as this policy remains in effect, our net income, assets, and liabilities in overseas markets will continue to fluctuate and be translated in accordance with exchange rate fluctuations. If and when we start repatriating funds for purposes of dividend payment and domestic reinvestment, depending upon exchange rates, significant foreign currency gains or losses could be incurred through the income statement.

Related Party Transactions - We have entered into an incentive compensation arrangement with one of our officers for the issuance of 32,000 shares of restricted common stock. The common stock is restricted and vests in four equal amounts over four years. We have recognized compensation expense of $62,477 for the year ended December 31, 2001 related to this agreement. We also have a note receivable from this officer with an outstanding balance of $251,383 and $234,302 at December 31, 2001 and 2000, respectively. This note bears interest at a rate of 7.5 percent and is due June 30, 2003.

In July 2001, the board of directors authorized a loan, with recourse, to one of our officers in the amount of $347,875 which is secured by all his personal assets. The purpose of the loan was to assist the officer in exercising stock options. This loan bears interest at 6 percent and matures on November 1, 2006. This transaction has no financial effect on shareholders' equity as the loan offsets the amount recorded to common stock for the exercise of the options. An increase in shareholders' equity will be recognized as the loan is paid back to us.

Employee Stock Options - We have elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) instead of FASB

Statement No. 123, "Accounting for Stock-Based Compensation." If we had elected to adopt FASB Statement No. 123, our net income/(loss) would have been approximately $(1,100,000), $360,000, and $(1,000,000) or $(0.16), $0.06, and
$(0.23) per diluted share for the years ended December 31, 2001, 2000, and 1999, respectively, as compared to our actual reported net income/(loss) of $(593,545), $1,235,409, and $37,018 or $(0.09), $0.23, and $0.01 per diluted share for the years ended December 31, 2001, 2000, and 1999, respectively.

Significant Business Activities

Automated Conferencing - During 2001, the trend toward increased use of conferencing was accompanied by continued demand for lower-priced, lower-cost automated conferencing services. Accordingly, as demand for teleconferencing continues to increase, we expect our revenue growth to be generated through increased volume, albeit at a reduced average selling price but increased margins. During the past three years, unattended conferencing, including global services, has comprised approximately 38 percent, 27 percent, and 16 percent of our total audio conferencing revenues in 2001, 2000 and 1999, respectively. During the fourth quarter 2001, unattended conferencing comprised over 50 percent of our total audio conferencing revenues. After including the automation of certain partially attended services known as "meet and greet," our overall automated volumes now account for approximately 65 percent of total volumes.

Financing repayments - In October, 2001, we liquidated the 2,000 outstanding shares of its Series A 8 percent Preferred Stock, held by GMN Investors II, L.P., in an amount $2,000,000 plus accrued dividends of $338,176. This liquidation involved the issuance of 200,000 shares of restricted common stock valued at $1,310,000 based upon the market price of $6.50 and $1,028,176 in cash, including accrued dividends. This liquidation resulted in an additional dividend charge of approximately $240,000. This transaction eliminated our dividend obligations and covenants under the agreement.

In 2001, we paid down $1.6 million in subordinated debt with an interest rate of
13.5 percent and an additional $500,000 at a rate of 9 percent. The $1.6 million repayment resulted in an extraordinary write-off of financing costs in an amount of $420,000. In addition, we replaced our $2 million U.S. line of credit at prime plus 2 percent, with a new $4 million line of credit at prime plus 0.5 percent. This new line of credit expires in March 2004.

Acquisitions - On January 17, 2001, we acquired the 40 percent minority interest in ACT Teleconferencing Limited, based in the United Kingdom, from David Holden, the founder and co-shareholder of that company, for 360,000 shares of the Company's common stock valued at $2,182,000, notes payable of $6,111,000 and cash of $794,000 for total consideration of approximately $9,087,000. Mr. Holden remains an employee and is now our Regional Managing Director for all of Europe. We have established an escrow account of approximately $1,356,000 as partial security for the notes payable. Related to this acquisition, we recorded goodwill of $5.7 million and a non-compete agreement in the amount of $1.5 million. This transaction eliminated the minority interest in the earnings of a consolidated subsidiary, but is offset by interest on debt incurred and amortization of goodwill.

On October 10, 2001, with an effective date of October 1, 2001, ACT Videoconferencing, Inc., a wholly owned subsidiary of ours, closed on the acquisition of substantially all of the assets of PictureTel Corporation's 1414c worldwide video conferencing service delivery business. The assets acquired include property (equipment, furniture and machinery), software, and customer contracts. The assets were previously used by PictureTel Corporation to provide global video conferencing services and we plan to use the acquired assets for the same purpose.

The purchase price consisted of 769,231 restricted shares of our common stock valued at $6.5 million, $1.2 million in cash and a $2.5 million two-year unsecured promissory note bearing interest at a rate of 10 percent, for total consideration of approximately $10.2 million. In addition, we incurred professional advisory and legal fees of approximately $400,000. Also, in association with this acquisition, we recorded approximately $1.8 million in fixed assets and $8.8 million in goodwill, which is fully tax deductible.

This acquisition, when combined with our pre-existing video operations, grew our video conferencing service revenue to approximately 25 percent of our total revenue, for the fourth quarter 2001. During the integration of this acquisition, through 2002, we will incur costs to reduce the pre-existing infrastructure, including the closure of our Dallas video operations center, network cost reductions and reconfigurations and other operating cost reductions. We project that these cost reductions and reconfigurations will yield long-term benefits to our integrated offering of conferencing services.

On January 2, 2002, we acquired Proximity, Inc., one of the world's largest providers of room-based videoconferencing services, for 350,000 restricted shares of our common stock valued at $2,737,000, notes payable of $750,000, and cash of $500,000 for a total of approximately $3,987,000. In addition, 150,000 shares of our common stock have been placed into escrow and are deliverable to certain of Proximity's shareholders upon satisfaction of certain earnout provisions.

Significant Customers - In 2001, our three largest customers, Concert, Ernst & Young LLP and Cap Gemini accounted for 25 percent, 9 percent, and 3 percent of our revenues, respectively. In the fourth quarter 2001, the business we generated from Concert and its customers began migration to Concert's U.S. parent, AT&T. In the fourth quarter of 2001, this service revenue had decreased approximately 25 percent from its 2001 average run rate and we expect it to decrease even further during the first half of 2002 before recovering under AT&T management.

With reference to our largest customer, Concert, during 2001, we discovered and resolved certain software errors that had resulted in us underbilling the customer for conferencing related services. The customer, which was then experiencing losses, a potential restructuring and certain changes in management, had initially questioned the underbilling and had delayed payment on it, while raising additional disputed items. In 2001, we resolved all of these issues and subsequent to the resolution of Concert's future and its migration into AT&T, we received payment for the disputed items.

International Operations - International sales comprised approximately 47 percent, 49 percent, and 56 percent of our revenues in 2001, 2000 and 1999, respectively, and we anticipate that international sales will continue to account for a significant portion of our consolidated revenue. Our international conferences that are initiated outside the United States are denominated in local currency; similarly, operating costs for such conferences are incurred in local currencies. Our three largest international locations, based on revenue, are the United Kingdom, Canada and Australia, comprising 29 percent, 7 percent and 6 percent of our total revenue, respectively. To our knowledge, our international locations are subject to, and in compliance with, local laws and regulations.

Significant Contracts - On February 28, 2001, we signed an agreement to purchase network services from AT&T for an undiscounted minimum operating commitment of $30 million per year for the next three years. Discounts may apply based on usage, which will reduce the effective commitment to approximately $14 to $16 million per year. We purchase telecommunications network services in the normal course of business. This contract provides us with significant discounts based on the minimum contractual commitment and if we do not meet these commitments, the discount percentage will be reduced. This agreement is subject to normal business downturn clauses common within the telecommunications industry.

Results of Operations

Fiscal Year Ended December 31, 2001, compared to Fiscal Year Ended December 31, 2000

Net Revenues. Net revenues increased 24 percent to $46.6 million for the year ended December 31, 2001, compared to $37.7 million for 2000. The 24 percent revenue growth resulted from an increase in conference call volume of 48 percent, offset by a shift in product mix from attended conference calls to automated conference calls, which resulted in a lower average revenue per minute. Audio conferencing revenues grew by 16 percent while video, data, internet and other enhanced conferencing services grew by 125 percent. Audio conferencing accounted for 89 percent and 93 percent of our revenues in 2001 and 2000, respectively. In the fourth quarter, video conferencing revenue increased to approximately 25 percent of our total revenue due to the October acquisition of the assets of 1414c, the video conferencing service delivery business of PictureTel Corporation. In 2001, North America, Europe and Asia Pacific, our three primary geographic markets, generated approximately 60 percent, 34 percent and 6 percent, of our total revenue, respectively.

Gross Profit. Gross profit increased 15 percent to $22.1 million for the year ended December 31, 2001, compared to $19.3 million for the prior year. Gross profit percentage decreased to 47 percent of net revenues for the year ended December 31, 2001, compared to 51 percent of net revenues for 2000. This gross profit decrease is almost entirely due to the higher volume of video conferencing revenues with lower margins than our traditional voice business due to the higher network costs associated with video conferencing. In the fourth quarter of 2001, our video conferencing network costs exceeded our ongoing acceptable benchmarks and we are currently in the process of reconfiguring our video conferencing network to reduce our costs. This decrease in gross profit percent was offset by some significant economies of scale associated with volume increases in voice conferencing as a result of automation.

Selling, General and Administrative Expense. Selling, general, and administrative expense for the year ended December 31, 2001 was $19.7 million, or 42 percent of revenue, compared to $15.4 million or 41 percent of revenue for 2000. The 28 percent increase in such expense was incurred mainly as a result of the 32 percent increase in selling, general and administrative staff from 142 to 188 employees to develop new locations and introduce new products and services associated with internet-based and other high-speed digital conferencing products.

Interest Expense. Net interest expense grew by 25 percent from $1.1 million to $1.3 million as a result of overall debt and capital leases increasing by $6.5 million from $8.6 million in 2000 to $15.1 million in 2001. This increase is mainly due to debt associated with the acquisitions completed. We incurred debt of approximately 2.4 million for general financing purposes, $6.1 million on the acquisition of the remaining 40 percent minority interest in ACT Teleconferencing Limited and $2.5 million for the PictureTel acquisition. During 2001, the Company paid off debt of $4.7 million and liquidated its preferred stock of $2 million.

Provision for Income Taxes. Provision for income taxes increased 12 percent to $875,000 for the year ended December 31, 2001, compared to $780,000 for 2000, due to increased taxable income earned by our United Kingdom subsidiaries and deferred tax charges in Canada. We paid no other income taxes due to domestic and international tax loss carry-forwards of approximately $6.5 million.

Minority Interest. Minority interest was reduced to zero for the year ending December 31, 2001, compared to $708,000 for the same period last year. This decrease reflects the acquisition of the remaining 40 percent interest in ACT Teleconferencing Limited.

Extraordinary item. In association with the early repayment of $1.6 million in subordinated debt and redemption of $2 million in preferred stock, we recognized an extraordinary charge of approximately $416,000 of unamortized debt issuance and debt discount costs relating primarily to the valuation of warrants issued in connection with the debt instruments.

Fiscal Year Ended December 31, 2000, compared to Fiscal Year Ended December 31, 1999

Net Revenues. Net revenues increased 33 percent to $37.7 million for the year ended December 31, 2000, compared to $28.3 million for 1999. The 33 percent revenue growth resulted from an increase in sales to established customers as well as from sales to new customers. Audio conferencing revenues grew by 39 percent while video, data, internet and other enhanced conferencing services grew by 15 percent, reflecting a reduction in the video equipment business. Audio conferencing accounted for 93 percent and 89 percent of our revenues in 2000 and 1999, respectively.

Gross Profit. Gross profit increased 43 percent to $19.3 million for the year ended December 31, 2000, compared to $13.5 million for the prior year, reflecting the achievement of significant economies of scale associated with volume increases in voice conferencing as a result of automation. Gross profit percentage increased to 51 percent of net revenues for the year ended December 31, 2000, compared to 48 percent of net revenues for 1999.

Selling, General and Administrative Expense. Selling, general, and administrative expense for the year ended December 31, 2000 was $15.4 million, or 41 percent of revenue, compared to $12 million or 42 percent of revenue for 1999. The 28 percent increase in such expense was incurred mainly as a result of the increase in selling, general and administrative staff from 123 to 142 employees to service new volumes as well as marketing expenses incurred to develop new locations and introduce new products and services associated with internet-based and other high-speed digital conferencing products.

Interest Expense. Net interest expense grew by 27 percent from $848,013 to $1,071,743 as a result of overall debt and capital leases increasing $700,000 from $7.9 million in 1999 to $8.6 million in 2000, due to additional borrowing to fund the growth of the business.

Provision for Income Taxes. Provision for income taxes increased 88 percent to $780,000 for the year ended December 31, 2000, compared to $415,000 for 1999, due to increased taxable income earned by our 60 percent majority-owned United Kingdom subsidiary and deferred tax charges in Canada. We paid no other income taxes due to domestic and international tax loss carry-forwards of approximately $7.6 million.

Minority Interest. Minority interest grew by 263 percent from $195,000 in 1999 to $709,000 in 2000, primarily reflecting the increased net after-tax income of our 60 percent held United Kingdom subsidiary.

Liquidity and Capital Resources

Sources and Uses of Funds

In 2001, we paid down $1.6 million in debt with an interest rate of 13.5 percent and an additional $500,000 at a rate of 9 percent. In addition, we replaced our $2 million U.S. line of credit at prime plus 2 percent, with a new $4 million line of credit at prime plus 0.5 percent. This line of credit expires in March of 2004. We also liquidated our $2 million of preferred stock, bearing an effective financing cost of 12 percent, by issuing approximately $1.3 million in equity along with a cash payment of $700,000; this eliminated our dividend obligations and covenants under the preferred stock agreement.

Also, during 2001, we received proceeds of approximately $4.6 million, net of financing fees, which related to a private placement of 769,231 shares of common stock at a gross selling price of $6.50 per share. Also, we obtained an additional $3 million in equity financing due to the conversion of previously issued options and warrants. In addition, we issued $2.5 million in debt related to the acquisition of the assets of 1414c Video Conferencing Service Delivery Business of PictureTel Corporation at an interest rate of 10 percent. Also, in association with our purchase of the 40 percent interest in ACT Teleconferencing Limited, we incurred debt of approximately $6.1 million at a weighted average interest rate of 7.8 percent.

We have approximately $8.8 million in current operating liabilities. Also, based on historic capital requirements and our operating plan for 2002, we anticipate committing approximately $3 to $5 million in 2002 to fund capital expenditures. This targeted amount of spending includes requirements for current operating markets and our expansion plans and will depend on results from operations. There are currently no material commitments contractually obligating us to meet these capital expenditure projections.

Currently we have approximately $8.1 million in the current portion of debt and current lease obligations, including approximately $1.5 million in borrowing under our U.S. line of credit. We also currently have approximately $7.0 million in long term debt and lease obligations due over the next four years. We anticipate cash flows from operations, additional borrowings under our existing credit facilities, or additional financing arrangements, will be able to satisfy these obligations. In association with our financing arrangements, we are subject to covenants in which we are in compliance or have received a waiver.

We expect excess that cash and cash equivalents along with internally generated funds plus additional borrowings under lines of credit of approximately $2 million will provide a significant portion of the required resources needed to satisfy our obligations. In addition, we have the ability to defer, at our option, for a period of one year, up to $1.8 million of current debt, at a 1% interest premium for the first six months and a 2 percent interest premium for the second six months, over the current rate of 10 percent.

With the expected growth in our business, we may also need to seek additional sources of financing which may include public or private debt, equity financing by us or our subsidiaries or other financing arrangements. However, there is no assurance that the financing will be available to us or on acceptable terms.

The facilities-based teleconferencing service business is a capital intensive business. Our operations have required and will continue to require capital investment for: (i) the purchase and installation of conferencing bridges and other equipment in existing bridging networks and in additional bridging networks to be constructed in new service areas; (ii) the acquisition and expansion of conferencing platforms currently owned and operated by other companies; and (iii) the evolution of the platform to support new products, services and technologies. Our expected capital expenditures for general corporate and working capital purposes include: (i) expenditures with respect to our management information system and corporate service support infrastructure and (ii) operating and administrative expenses with respect to new bridging platforms, networks and debt service. We plan to make substantial capital investments in connection with plans to construct and develop new bridging networks, as well as for technology upgrades. Expansion of our bridging networks will include the geographic expansion of our existing operations, and we will consider the development of new markets. In addition, we may acquire existing conferencing companies and their bridging platforms and networks in the future.

Occasionally, we evaluate potential acquisitions of conferencing assets currently owned and operated by other companies, and expect to continue to do so. In the event we enter into a definitive agreement with respect to any acquisition, it may require additional financing.

In the event that our plans or assumptions change or prove to be inaccurate, or the foregoing sources of funds prove to be insufficient to fund our growth and operations, or if we complete acquisitions or joint ventures, we will be required to seek additional capital sooner than currently anticipated. Our revenue and costs are dependent upon factors that are not within our control, such as regulatory changes, changes in technology, customer mergers and acquisitions and increased competition. Due to the uncertainty of these and other factors, actual revenue and costs may vary from expected amounts, possibly to a material degree, and such variations are likely to affect the level of our future capital expenditures and expansion plans.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Our interest expense is sensitive to changes in the general level of interest rates. In this regard, changes in interest rates can affect the interest paid on our long term debt. To mitigate the impact of fluctuations in interest rates, we generally enter into fixed rate financing arrangements. We believe the fair value of long-term debt approximates the related carrying amount based on market interest rates available to us. Almost all our long-term debt is denominated in United States dollars. The following table provides information about our financial instruments that are sensitive to changes in interest rates.

                                               2002      2003      2004      2005        Total
                                            --------------------------------------------------
Long term debt, including current portion
     Fixed rate (in thousands)              $ 6,973   $ 3,465   $ 1,096   $ 1,096      $12,630
     Average interest rate                     7.92%     9.64%     7.00%     7.00%        8.23%

We are also subject to foreign exchange currency rate risk as a result of its international operations. Our foreign subsidiaries financial statements have been translated into United States dollars at the average exchange rate during the year for the statement of operations and year-end rate for the balance sheet. Our policy for the long term is to invest in the international teleconferencing market as it is a growth market. For as long as this policy remains in effect, our net income, assets, and liabilities that we own in overseas markets will continue to fluctuate in accordance with exchange rate fluctuations. If and when we start repatriating funds for purposes of dividend payment and domestic reinvestment, depending upon exchange rates, significant foreign currency gains or losses could be incurred through the income statement. We historically have not entered into any derivative arrangements to hedge foreign currency risks and has no firmly committed future sales exposures.

Item 8. Financial Statements and Supplementary Data

See "Index to Consolidated Financial Statements" at page F-1.

Item 9. Changes in and Disagreements With Accountants

None

PART III

Item 10. Directors and Executive Officers of the Registrant

Incorporated by reference from the Company's Proxy Statement for Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 2001.

Item 11. Executive Compensation

Incorporated by reference from the Company's Proxy Statement for Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 2001.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Incorporated by reference from the Company's Proxy Statement for Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 2001.

Item 13. Certain Relationships and Related Transactions

Incorporated by reference from the Company's Proxy Statement for Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 2001.

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

(a) (3) Exhibits:

      Number       Description
      ------       -----------

     1.1(1)        Form of Agency Agreement
     1.3(1)        Form of Agent's Warrant
     1.4(1)        Form of Warrant Agreement
     3.1(2)        Restated articles of incorporation of ACT April 15, 1996,
                   as amended October 18, 1999, and November 26, 2001
     3.2(3)        Bylaws of ACT, amended and restated as of May 22, 2001
     4.1(4)        Form of specimen certificate for common stock of ACT
     5             Opinion of counsel
    10.1(4)        Stock option plan of 1991, as amended, authorizing 400,000 shares of common stock for issuance under the plan
    10.2(4)        Form of stock option agreement
    10.3(4)        Form of common stock purchase warrant
    10.10(4)       Split dollar insurance agreement dated March 1, 1990, between
                   ACT and Gerald D. Van Eeckhout
    10.11(12)      Service agreement dated April 10, 1992 between David Holden and ACT Teleconferencing Limited
    10.12(12)      Share purchase agreement by and between ACT Teleconferencing,
                   Inc. and David L. Holden & others.
    10.13(12)      Instrument constituting(pound)1,172,000 convertible secured
                   A loan notes and(pound)2,980,000 convertible secured B loan notes by and between ACT Teleconferencing, Inc. and David
                   L. Holden & others
    10.19(5)       Stock option plan of 1996, as amended
    10.20(2)       Employee stock purchase plan, as amended
    10.22(6)       Loan and security agreement dated March 31, 1998 and form of stock purchase warrant with Sirrom Capital Corporation and
                   Equitas L.P.
    10.23(6)       Loan agreement with Key Bank, N.A.
    10.24(7)       Lease commitment and warrant with R.C.C. Finance Group Ltd.
    10.25(7)       Contract for the supply of conferencing services design
                   development and information signed July 14, 1998 between ACT
                   Teleconferencing Services, Inc. and Concert Global
                   Networks Limited
    10.26(7)       Agreement for the supply of conferencing services signed
                   July 14, 1998 between ACT Teleconferencing Services, Inc. and
                   Concert Global Networks Limited

    10.27(7)       Agreement for videoconferencing equipment and services (GTE
                   Telephone Operating Companies) dated October 1, 1998
    10.28(2)       Stock option plan of 2000, as amended
    10.29(2)       Service order attachment signed March 15, 2001, between ACT
                   Teleconferencing Services, Inc. and AT&T Corporation for the
                   supply of domestic voice/data services.
    10.30(8)       Asset Purchase Agreement by and between ACT Teleconferencing,
                   Inc., ACT Videoconferencing, Inc. and PictureTel Corporation
                   dated as of October 4, 2001.
    10.31(8)       Note in the original principal amount of $2.25 Million with
                   ACT Teleconferencing, Inc. as maker and PictureTel
                   Corporation as holder.
    10.32 (8)      Letter agreement between ACT Teleconferencing, Inc. and GMN
                   Investors II, L.P. dated as of October 11, 2001, for the
                   redemption of Series A Preferred Stock.
    10.33(8)       Amended and Restated Warrant between ACT Teleconferencing,
                   Inc. and GMN Investors II, L.P.
    10.34(8)       Terms and Conditions for Purchase of Shares between ACT
                   Teleconferencing, Inc. and Special Situations Fund III, L.P.,
                   Special Situations Cayman Fund, L.P., and Special Situations
                   Private Equity Fund, L.P.
    10.35(9)       Agreement and Plan of Merger dated as of December 21, 2001, by and among ACT Teleconferencing, Inc., ACT Proximity, Inc.,
                   Proximity, Inc., Robert C. Kaphan, Richard Parlato, and
                   North Atlantic Venture Fund II, L.P.
    10.36          Promissory note to Gerald Van Eeckhout
    10.37          Security agreement to Gerald Van Eeckhout
    10.38          Long term stock incentive for Gene Warren dated July 1, 2001
    10.39          Promissory note to Gene Warren
    10.40          Security agreement to Gene Warren
    10.41          Line of credit agreement with Wells Fargo Business Credit
    21             Subsidiaries of ACT Teleconferencing, Inc.
    23.1           Consent of independent auditors
    23.2(10)       Consent of counsel to the Company
    24(11)         Power of attorney
-----------

(1) Incorporated by reference, attached as an exhibit of the same number to our registration statement on Form S-1, filed with the Securities and Exchange Commission on March 10, 2000, File No. 33-32156.

(2) Incorporated by reference, attached as an exhibit of the same number to our registration statement on Form S-1, filed with the Securities and Exchange Commission on December 3, 2001, File No. 333-744138.

(3) Incorporated by reference, attached as an exhibit of the same number to our Form 10-Q for the quarter ended June 30, 2001, filed with the Securities and Exchange Commission on August 21, 2001, File No. 0-27560.

(4) Incorporated by reference, attached as an exhibit of the same number to our registration statement on Form SB-2, filed with the Securities and Exchange Commission on October 10, 1995, and amendments to our Form SB-2, File No. 33-97908-D.

(5) Incorporated by reference, attached as an exhibit to our schedule 14A Information filed with the Securities and Exchange Commission on April 30, 1997, File No. 0-27560, and amended and attached as exhibit 4.6 to our Form S-8, filed on July 2, 1998, File 333-58403.

(6) Incorporated by reference, attached an exhibit of the same number to our Amendment No. 1 to Form 10-QSB for the quarter ended June 30, 1998, filed with the Securities and Exchange Commission on August 24, 1998 (originally filed under cover of Form SE on August 14, 1998) File 0-27560.

(7) Incorporated by reference, attached as an exhibit of the same number to our Form 10-QSB for the quarter ending September 30, 1998, filed with the Securities and Exchange Commission on November 16, 1998, File 0-27560.

(8) Incorporated by reference, attached as an exhibit to our report on Form 8-K filed with the Securities and Exchange Commission on October 18, 2001, File No. 0-27560.

(9) Incorporated by reference, attached as exhibit 10.1 to our report on Form 8-K filed with the Securities and Exchange Commission on January 16, 2002, File No. 0-27560.

(10)  Included in Exhibit 5.

(11)  Included with signature pages.

(12) Incorporated by reference, attached as an exhibit to our report on Form 8-K filed with the Securities and Exchange Commission on January 31, 2001, File No. 0-27560.

(b) Reports on Form 8-K--We filed the following reports on Form 8-K with the Securities and Exchange Commission during the last quarter of 2001 and the first few months of 2002:

On October 2, 2001, we filed a press release on Form 8-K regarding the Company's acceptance onto the Nasdaq National Market System and a $5 million private placement of the our common stock.

On October 10, 2001, we filed a press release on Form 8-K regarding our agreement to acquire PictureTel's 1414c video conferencing service delivery business.

On October 11, 2001, we filed a press release on Form 8-K regarding the completion of our acquisition of PictureTel's 1414c video conferencing service delivery business.

On October 18, 2001, we filed a Form 8-K regarding our acquisition of PictureTel's 1414c video conferencing service delivery business, a $5 million private placement of our common stock, and the liquidation of our preferred stock.

On November 13, 2001, we filed a press release on Form 8-K regarding our financial performance for the Third Quarter and Nine Months Ended September 30, 2001.

On December 21, 2001, we filed a Form 8-K/A regarding our acquisition of PictureTel's 1414c video conferencing service delivery business.

On January 3, 2002, we filed a press release on Form 8-K to announce our agreement to acquire Proximity, Inc.

On January 4, 2002, we filed a press release on Form 8-K regarding our completion of the acquisition of Proximity, Inc.

On January 16, 2002, we filed a Form 8-K regarding our completion of the acquisition of Proximity, Inc.

On February 1, 2002, we filed a press release on form 8-K regarding our preliminary 2001 revenue performance and guidance on 2002.

On February 28, 2002, we filed a press release on form 8-K regarding our financial performance for the year ended December 31, 2001.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      ACT TELECONFERENCING, INC.

Date: March 27, 2002                  By /s/ Gerald D. Van Eeckhout
                                        ----------------------------------------
                                         Gerald D. Van Eeckhout
                                         Chief Executive Officer

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

/s/ James F. Seifert                                  Director
-------------------------------------
James F. Seifert

/s/ Donald Sturtevant                                 Director
-------------------------------------
Donald Sturtevant

 /s/ Carolyn R. Van Eeckhout                          Director
-------------------------------------
Carolyn R. Van Eeckhout

Item 14A. ACT Teleconferencing, Inc. Index to Consolidated Financial Statements

                                    Contents

Report of Ernst & Young LLP, Independent Auditors...........................F-2
Consolidated Balance Sheets ................................................F-3
Consolidated Statements of Operations.......................................F-4
Consolidated Statements of Shareholders' Equity.............................F-5
Consolidated Statements of Cash Flows.......................................F-6
Notes to Consolidated Financial Statements..................................F-7

Schedule I--Condensed Financial Information of Registrant...................F-28
Schedule II--Valuation and Qualifying Accounts..............................F-32

                Report of Ernst & Young LLP, Independent Auditors

The Board of Directors and Shareholders
ACT Teleconferencing, Inc.

We have audited the accompanying consolidated balance sheets of ACT Teleconferencing, Inc. as of December 31, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedules listed in the index at page F-1. These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ACT Teleconferencing, Inc. at December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects the information set forth therein.

As discussed in Note 1 to the financial statements, the Company has not yet adopted Statement of Financial Accounting Standards No. 142. However, the transition provisions of that Statement preclude the amortization of goodwill acquired in a business combination for which the acquisition date is after June 30, 2001.


                                        /s/ ERNST & YOUNG LLP

Denver, Colorado
March 21, 2002

                           ACT Teleconferencing, Inc.
                           Consolidated Balance Sheets
                           December 31, 2001 and 2000

                                                                      2001            2000
                                                                 ----------------------------
Assets
Current assets:
   Cash and cash equivalents                                     $  5,126,723    $  3,025,056
   Accounts receivable (net of allowance for doubtful
     accounts of $591,117 and $621,059 in 2001 and
     2000, respectively)                                            9,468,057       8,349,295
   Prepaid expenses and other current assets                          914,391         807,725
                                                                 ----------------------------
   Total current assets                                            15,509,171      12,182,076

Equipment:
   Telecommunications equipment                                    14,270,491      11,008,224
   Software                                                         4,453,807       3,536,241
   Office equipment                                                 8,143,992       6,428,564
   Less: accumulated depreciation                                  (8,760,256)     (5,340,839)
                                                                 ----------------------------
   Total equipment - net                                           18,108,034      15,632,190

Other assets:
   Goodwill (net of accumulated amortization of
     $831,000 and $422,000 in 2001 and 2000, respectively)         16,476,194       2,595,055
   Other intangible assets (net of accumulated amortization of
     $221,000 and $0 in 2001 and 2000, respectively)                1,313,043              --
   Restricted Cash                                                  1,355,951              --
   Other long term assets                                             473,185         751,926
   Long term note receivable from related parties                     251,383         234,302
                                                                 ----------------------------
Total assets                                                     $ 53,486,961    $ 31,395,549
                                                                 ============================

Liabilities and shareholders' equity Current liabilities:
   Accounts payable                                              $  3,950,445    $  3,387,934
   Accrued liabilities                                              3,716,323       2,579,393
   Current portion of debt                                          6,972,977       2,871,114
   Capital lease obligations due in one year                        1,128,161       1,052,126
   Income taxes payable                                             1,101,409         636,118
                                                                 ----------------------------
   Total current liabilities                                       16,869,315      10,526,685

Long-term debt                                                      5,657,118       3,053,406
Capital lease obligations due after one year                        1,381,546       1,599,160
Deferred income taxes                                                 415,987         306,441
Minority interest                                                          --       1,676,064

Preferred stock, no par value, 2,000,000 shares
   authorized; 2,000 issued, at December 31, 2000                          --       1,752,689

Shareholders' equity:
   Common stock, no par value; 25,000,000 shares
     authorized 8,620,134 and 5,671,140 shares issued
     and outstanding in 2001 and 2000, respectively                34,728,966      16,492,381
   Accumulated deficit                                             (4,167,312)     (3,573,767)
   Accumulated other comprehensive loss                            (1,398,659)       (437,510)
                                                                 ----------------------------
Total shareholders' equity                                         29,162,995      12,481,104
Total liabilities and shareholder's equity                       $ 53,486,961    $ 31,395,549
                                                                 ============================

See accompanying notes to consolidated financial statements.

                           ACT Teleconferencing, Inc.
                      Consolidated Statements of Operations
              For the years ended December 31, 2001, 2000, and 1999

                                                       2001            2000            1999
                                                   --------------------------------------------
Net Revenues                                       $ 46,643,289    $ 37,699,785    $ 28,328,791
Cost of Services                                     24,526,430      18,388,073      14,797,606
                                                   --------------------------------------------
Gross profit                                         22,116,859      19,311,712      13,531,185

Selling, general and administration
   expense                                           19,701,008      15,355,804      11,991,914
                                                   --------------------------------------------
Operating income                                      2,415,851       3,955,908       1,539,271

Interest expense, net                                 1,340,112       1,071,743         848,013
                                                   --------------------------------------------
Income before income taxes and minority interest      1,075,739       2,884,165         691,258

Provision for income taxes                              875,115         780,250         414,866
                                                   --------------------------------------------
Income before minority interest                         200,624       2,103,915         276,392

Minority interest in earnings of consolidated
  subsidiary                                                 --        (708,506)       (194,967)
                                                   --------------------------------------------
Net income before extraordinary item                    200,624       1,395,410          81,425
Extraordinary item                                     (416,366)             --              --
                                                   --------------------------------------------
Net income (loss) after extraordinary item             (215,742)      1,395,410          81,425
Preferred stock dividends                              (377,803)       (160,000)        (44,407)
                                                   --------------------------------------------
Net income (loss) available to common
  shareholders                                     $   (593,545)   $  1,235,409    $     37,018
                                                   ============================================
Weighted average number of shares outstanding -
  basic                                               6,653,974       5,312,200       4,393,963
                                                   ============================================
Weighted average number of shares outstanding -
  diluted                                             6,653,974       6,023,930       4,655,501
                                                   ============================================

Net income (loss) per share
   Basic
     Before extraordinary item                     $       0.01    $       0.23    $       0.01
     Extraordinary item                                   (0.10)             --              --
                                                   --------------------------------------------
     After extraordinary item                      $      (0.09)   $       0.23    $       0.01
                                                   ============================================

   Basic
     Before extraordinary item                     $       0.01    $       0.21    $       0.01
     Extraordinary item                                   (0.10)             --              --
                                                   --------------------------------------------
     After extraordinary item                      $      (0.09)   $       0.21    $       0.01
                                                   ============================================

See accompanying notes to consolidated financial statements.

                           ACT Teleconferencing, Inc.
                 Consolidated Statements of Shareholders' Equity
              For the years ended December 31, 2001, 2000, and 1999

                                                                                                 Accumulated
                                                                                                    other
                                                        Common Stock             Accumulated    comprehensive
                                                   Shares          Amount          deficit      income (loss)        Total
                                               -----------------------------------------------------------------------------
Balance at December 31, 1998                       3,755,633      7,463,931      (4,846,194)        (113,172)      2,504,565
Shares issued in connection with
   exercise of warrants                              562,654      2,719,790                                        2,719,790
Issuance of private placement shares                 109,912        592,505                                          592,505
Shares issued to employees and consultants            47,304        148,241                                          148,241
Exercise of unit purchase options                    120,444        553,537                                          553,537
Preferred dividend                                                                  (44,407)                         (44,407)
Comprehensive income
   Net income                                                                        81,425                           81,425
   Other comprehensive loss, net of tax
   Foreign currency translation adjustment                                                            13,202          13,202
                                                                                                                ------------
Total comprehensive income                                                                                            94,627
                                               -----------------------------------------------------------------------------
Balance at December 31, 1999                       4,595,947     11,478,003      (4,809,176)         (99,970)      6,568,857
Shares issued for acquisitions                       120,000        861,607                                          861,607
Shares issued to employees and consultants           121,543        667,951                                          667,951
Issuance of warrant in association with debt                        396,844                                          396,844
Public offering of common stock, net
  of offering expenses of $932,049                   800,000      3,067,951                                        3,067,951
Issue of warrants to consultants                                     20,025                                           20,025
Cashless exercise of warrants                         33,650
Preferred dividend                                                                 (160,000)                        (160,000)
Comprehensive income
   Net income                                                                     1,395,409                        1,395,409
   Other comprehensive loss, net of tax
   Foreign currency translation adjustment                                                          (337,540)       (337,540)
                                                                                                                ------------
Total comprehensive income                                                                                         1,057,869
                                               -----------------------------------------------------------------------------
Balance at December 31, 2000                       5,671,140     16,492,381      (3,573,767)        (437,510)     12,481,104
Shares issued for acquisitions                     1,129,231      8,677,540                                        8,677,540
Shares issued in private placement                   769,231      4,633,933                                        4,633,933
Exercise of options and warrants                     751,553      3,172,326                                        3,172,326
Shares issued to extinguish debt                     200,000      1,310,000                                        1,310,000
Shares issued to employees and
  consultants                                         98,979        266,746                                          266,746
Issuance of warrant in association with
  debt                                                              176,040                                          176,040
Preferred dividend                                                                 (377,803)                        (377,803)
Comprehensive loss
   Net loss                                                                        (215,742)                        (215,742)
   Other comprehensive loss, net of tax
   Foreign currency translation adjustment                                                          (961,149)       (961,149)
                                                                                                                ------------
Total comprehensive loss                                                                                          (1,176,891)
                                               -----------------------------------------------------------------------------
Balance at December 31, 2001                       8,620,134   $ 34,728,966    $ (4,167,312)    $ (1,398,659)   $ 29,162,995
                                               =============================================================================

See accompanying notes to consolidated financial statements.

                           ACT Teleconferencing, Inc.
                      Consolidated Statements of Cash Flow
              For the years ended December 31, 2001, 2000, and 1999

                                                            2001            2000            1999
                                                       --------------------------------------------
Operating activities
Net income (loss)                                      $   (215,742)   $  1,395,409    $     81,425
Adjustments to reconcile net income (loss) to net
   cash provided by (used for) operating activities:
     Extraordinary items                                    416,366              --              --
     Depreciation                                         3,529,022       2,132,657       1,394,056

     Amortization of goodwill and other intangibles         614,435         186,550          80,377
     Amortization of debt costs                             236,923         156,462              --
     Deferred income taxes                                  143,788          10,417          17,967
     Shares issued for consulting fees and
       employee service                                      68,461         330,924          84,591
     Minority interest                                           --         708,506         161,040
                                                       --------------------------------------------
     Cash flow before changes in operating assets
       and liabilities:                                   4,793,253       4,920,925       1,819,456

Changes in operating assets and liabilities,
   net of effects of business combinations:
     Accounts receivable                                 (1,304,347)     (1,989,423)     (2,287,387)
     Prepaid expenses and other assets                     (292,607)       (205,704)       (159,184)
     Accounts payable                                       646,143         938,556        (425,438)
     Accrued liabilities                                  1,036,733          91,729         373,771
     Income taxes payable                                   457,511       1,154,087        (322,495)
                                                       --------------------------------------------
Net cash provided by (used for) operating
  activities                                              5,336,687       4,910,170      (1,001,227)

Investing activities
Equipment purchases                                      (4,245,406)     (5,189,336)     (4,592,415)
Cash held in escrow                                      (1,355,951)             --              --
Cash paid for acquisitions net of cash acquired          (2,231,363)       (675,276)             --
                                                       --------------------------------------------
Net cash used for investing activities                   (7,832,720)     (5,864,612)     (4,592,415)

Financing activities
Net proceeds from the issuance of debt                    2,373,603       1,245,000       2,100,000
Repayments of debt                                       (4,724,547)     (2,259,250)       (921,913)
Net proceeds from the issuance of common stock            8,036,545       3,411,278       3,929,481
Net issuance (redemption) of preferred stock               (690,000)             --       1,680,526
Deferred loan issuance costs                                     --              --         (44,445)
                                                       --------------------------------------------
Net cash provided by financing activities                 4,995,600       3,715,720       6,743,633
Effect of exchange rate changes on cash                    (397,901)         49,919          13,202
                                                       --------------------------------------------
Net increase in cash and cash equivalents                 2,101,667       1,492,505       1,163,143
Cash and cash equivalents beginning of year               3,025,056       1,532,551         369,408
                                                       --------------------------------------------
Cash and cash equivalents end of year                  $  5,126,723    $  3,025,056    $  1,532,551
                                                       ============================================

See accompanying notes to consolidated financial statements.

                           ACT Teleconferencing, Inc.

                   Notes to Consolidated Financial Statements

                           December 31, 2001 and 2000

1. Organization and Significant Accounting Policies

Business

ACT Teleconferencing, Inc. (the Company) is engaged in the business of providing high quality audio, video, data and internet based conferencing products and services to business clients worldwide. The Company operates principally in the United States, Canada, the United Kingdom, France, the Netherlands, Belgium, Germany, Australia, Hong Kong and Singapore.

Basis of Presentation

The consolidated financial statements include the accounts of ACT
Teleconferencing, Inc, and its wholly-owned domestic and worldwide subsidiaries at December 31, 2001. With the exception of ACT Business Solutions Limited, which is 96.7% held, ACT owns 100% of all of its subsidiaries. Significant intercompany accounts and transactions have been eliminated.

Revenue Recognition

Revenue is recognized upon completion of conferencing services. The Company generally does not charge up-front fees and bills its customers based on usage. Revenue for equipment sales is recognized upon delivery and installation.

Use of Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Equipment and Depreciation

Equipment is stated at cost. Depreciation is calculated on a straight-line basis over the estimated useful lives of five years for office furniture and software, and five or ten years for telecommunications equipment. Certain equipment obtained through capital lease obligations are amortized over the life of the lease. Improvements to leased property are amortized over the lesser of the life of the lease or the life of the improvement. Depreciation expense includes capital lease amortization charges.

                           ACT Teleconferencing, Inc.

1. Organization and Significant Accounting Policies (continued)

Internal Use Software

Beginning in 1999, the Company initiated several internal software development projects. Related to these and any new projects, the Company capitalizes costs of materials, consultants, and payroll and payroll-related costs which are incurred in developing internal-use computer software, beginning once the application development stage is attained and continuing until the post-implementation/operation stage is achieved. Costs incurred prior and subsequent to the application development stage are charged to general and administrative expenses. The Company capitalized internal use software development costs of approximately $1,000,000, $1,100,000, and $250,000 for the year ended December 31, 2001, 2000, and 1999, respectively.

Goodwill

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations and No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Statement 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets arising from business combinations completed after June 30, 2001. Statement 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives. Statement 142 requires that these assets be reviewed for impairment at least annually. Intangible assets with finite lives will continue to be amortized over their estimated useful lives. Additionally, Statement 142 requires goodwill included in the carrying value of equity method investments no longer be amortized.

The Company will apply Statement 142 beginning in the first quarter of 2002. Application of the non-amortization provisions of Strtatement 142 is expected to result in an increase in net income of approximately $925,000 ($0.10 per share) in 2002. The Company will test goodwill for impairment using the two-step process prescribed in Statement 142. The first step is to screen for potential impairment, while the second step measures the amount of impairment, if any. The Company expects to perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 in the first or second quarter of 2002. Any impairment charge resulting from these transitional impairment tests will be reflected as the cumulative effect of a change in accounting principle in the first or second quarter of 2002. The Company has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

The Company amortized goodwill related to acquisitions completed prior to July 1, 2001 on a straight-line basis over periods of 15 or 25 years. For the years ended December 31, 2001, 2000, and 1999, the Company amortized approximately $420,000, $187,000 and $80,000 related to its goodwill.

                           ACT Teleconferencing, Inc.

1. Organization and Significant Accounting Policies (continued)

Other Intangible Assets

Other long term assets includes a non-compete agreement that was entered into in association with the January 17, 2001 purchase of the 40% minority interest in ACT Teleconferencing Limited. The agreement was valued by an independent appraisal at approximately $1.5 million and is being amortized over 5 years, the term of the agreement. For the year ended December 31, 2001, the Company amortized approximately $221,000 related to this intangible asset.

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

Advertising

The Company expenses advertising costs as incurred. Advertising expense was approximately $405,000, $524,000, and $406,000 in 2001, 2000, and 1999,
respectively.

Reclassifications

Certain reclassifications have been made to the 2000 and 1999 financial statement presentation in order to conform to the 2001 presentation.

                           ACT Teleconferencing, Inc.

2. Significant Contracts

On February 28, 2001, we signed an agreement to purchase network services from AT&T for an undiscounted minimum operating commitment of $30 million per year for the next three years. Discounts will apply, which will reduce the effective commitment to approximately $14 to $16 million per year. We purchase telecommunications services in the normal course of business. This contract provides us with significant discounts based on the minimum contractual commitment and if we do not meet these commitments, the discount percentage will be reduced. However, we have the right to negotiate this commitment down to the level of actual usage, without penalty, in the event of a business downturn beyond our control.

3. Long and Short Term Debt

The following debt instruments are owed by ACT Teleconferencing, Inc., unless otherwise noted.

                                                                                        December 31,
                                                                                      2001         2000
                                                                                   -----------------------
Notes payable related to the acquisition of the 40% interest in ACT
Teleconferencing Limited that was purchased during 2001. Amounts are due between
April 2002 and December 2005. The amounts due in 2002 bear interest at
10%, while the amounts due subsequent to 2002 bear interest at 7%                  $6,110,914   $       --

Unsecured promissory note payable due to the seller of the 1414c video conferencing assets. The note bears interest payable at an annual rate of 10%
with principal amounts due in four equal semi-annual installments beginning
April 2002.                                                                         2,500,000           --

ACT Teleconferencing Services, Inc., a United States subsidiary, has a line of credit secured by its tangible and intangible assets.  The line of credit carries an interest rate of prime plus 0.05% (5.25%
at December 31, 2001) per annum with a borrowing base restricted to qualified accounts receivable up to $4 million.  The line of credit
expires on March 30, 2004.                                                          1,504,825           --

Subordinate promissory note payable bearing an interest rate of 13.5% per annum
Principal is due on the maturity date of March 31, 2003. The note is secured by
a second lien on Company assets, subordinated to the Company's senior lenders         890,000    2,500,000

                           ACT Teleconferencing, Inc.

3. Long and Short Term Debt (continued)

Line of credit to equipment vendor bearing interest at 6% per annum. Payments are due in monthly installments calculated on 8% of principal balance plus
interest. This facility is limited to $1,800,000                                        654,730      1,271,388

Term note due to a bank, in monthly installments, by ACT Teleconferencing
Services, Inc., a United States subsidiary, at an interest rate of prime plus
0.50% per annum (5.25% at December 31, 2001).  Amounts are due between
January 2002 and March 2003                                                             468,750             --

Note payable, due on demand, by ACT Videoconferencing, Inc., a
United States subsidiary, to an equipment vendor at an interest rate
of 7%.                                                                                  280,000        280,000

Notes payable and revolving lines of credit, through vendors and various banks, secured by accounts receivable and equipment at interest rates ranging from 6%
to 16.75%. Amounts are due between January 2002 and September 2003                      274,934        602,829

Line of credit by ACT Teleconferencing Services, Inc., a United
States subsidiary.  This line of credit was repaid in April 2001.                            --        989,239

Subordinated two-year convertible note to an equipment vendor.  This
note was paid in October 2001.                                                               --        500,000
                                                                                   ---------------------------
Subtotal                                                                             12,684,153      6,143,456
Less deferred interest cost                                                             (54,058)      (218,936)
                                                                                   ---------------------------
Subtotal                                                                             12,630,095      5,924,520
Less, current portion of long term debt                                              (6,972,977)    (2,871,114)
                                                                                   ---------------------------
Long term debt                                                                     $  5,657,118    $ 3,053,406
                                                                                   ===========================

Total interest paid on notes and capitalized leases for the year ended December 31, 2001, 2000 and 1999 amounted to approximately $1,929,000, $856,000, and
$848,000 respectively.

                           ACT Teleconferencing, Inc.

3. Long and Short Term Debt (continued)

The aggregate minimum annual payments as of December 31, 2001 for long-term debt are as follows:

     2002                                                $ 6,972,977
     2003                                                  3,464,136
     2004                                                  1,096,491
     2005                                                  1,096,491
                                                         -----------
                                                         $12,630,095
                                                         ===========

4. Commitments--Operating and Capitalized Leases

Operating Leases

The Company leases office space and office equipment. These leases expire January 2002 through July 2008. Total rent expense charged to operations was $1,915,314, $1,290,947, and $1,352,496 for the years ended December 31, 2001,
2000 and 1999, respectively.

Capitalized Leases

The Company leases telecommunication equipment and office equipment, including computers and furniture, under long-term leases classified as capital leases. For several of these leases, the Company has the option to purchase the equipment for a nominal cost at the termination of the lease.

The following property is secured under capital leases:

                                                                      December 31,
                                                                   2001          2000
                                                                ------------------------
Telecommunications and office equipment, computers and
furniture                                                       $4,220,160    $3,639,399
Less accumulated depreciation                                     (916,488)     (633,024)
                                                                ------------------------
Net carrying value of equipment secured                         $3,303,672    $3,006,375
                                                                ========================

                           ACT Teleconferencing, Inc.

4. Commitments--Operating and Capitalized Leases (continued)

The aggregate minimum annual commitments for operating and capital leases as of December 31, 2001 are as follows:

                                                      Operating      Capital
                                                        Leases        Leases
                                                      --------------------------
  2002                                                $1,761,776    $ 1,315,597
  2003                                                 1,054,881      1,081,486
  2004                                                   846,544        287,841
  2005                                                   475,439        108,198
  2006 and thereafter                                    762,824          4,965
                                                      --------------------------
  Total minimum lease payments                        $4,901,464      2,798,087
                                                      ==========
  Less amounts representing interest                                   (288,381)
                                                                    -----------
  Present value of net minimum capital
     leases payments                                                  2,509,706
  Less capital lease obligations due
    within one year                                                  (1,128,161)
                                                                    -----------
  Capital lease obligations due after one year                      $ 1,381,545
                                                                    ===========

During 2001 and 2000, the Company incurred capital lease obligations of $1,063,435 and $1,582,287 respectively, in connection with lease agreements to acquire equipment.

5. Shareholders' Equity

Preferred Stock

Series A. On October 19, 1999, the Company issued 2,000 shares of Series A 8% Preferred Stock ("Series A") to GMN Investors II, L.P. for $2,000,000. This transaction was accompanied by the issuance of 400,000 warrants to purchase shares of common stock at $7.00 per share (see warrants below). On October 11, 2001, the Company liquidated the 2,000 outstanding shares of its Series A in an amount $2,000,000 plus accrued dividends of $338,176. This liquidation involved the issuance of 200,000 shares of restricted common stock valued at $1,310,000 based upon an agreed upon price with GMN Investors II, L.P. and $1,028,176 in cash, including accrued dividends. This liquidation resulted in an additional dividend charge of approximately $240,000, including $35,000 in consideration for the repricing of the 400,000 warrants from an exercise price of $7.00 to $6.45, based on the fair value on the date of liquidation.

                           ACT Teleconferencing, Inc.

5. Shareholders' Equity (continued)

Common Stock

2001 Private Placement. In September 2001, the Company completed a private offering of 769,231 shares of restricted common stock to Special Situations Fund III, L.P., Special Situations Cayman Fund, L.P., and Special Situations Private Equity Fund, L.P. at $6.50 per share for net proceeds of $4,634,000. Commissions and other costs of $366,000 were netted against the proceeds of this private placement.

2000 Offering. In May 2000, the Company registered an offering issuing 800,000 shares of common stock at $5.00 per share for net proceeds of $3,067,951. In association with this offering, the Company issued 480,000 warrants. (See warrants outstanding below).

1999 Private Placement. In February 1999, the Company completed a private offering of 109,212 units, each comprised of one share of common stock at $5.50 per share and one warrant to purchase one share of common stock for net proceeds of $592,505. The shares and the shares underlying the warrants entitle the holder to piggyback registration rights through December 31, 2003. (See warrants below).

Warrants

Pursuant to our initial public offering, the Company granted 71,250 unit options to the underwriter. Each unit contained the right to purchase one share of common stock for $4.20 per share and a three-year warrant for the purchase of a share at $5.00 per share. The three-year warrant period begins on exercise of the $4.20 common stock warrant. In August 1999, 60,222 unit options were exercised resulting in the issuance of 120,444 shares at an average exercise price of $4.60 per unit, raising $553,537 in net proceeds to the Company. On February 2, 2001, 9,835 unit purchase options were exercised in a cash-less transaction resulting in the issuance of 4,963 shares and 9,835 warrants. The remaining unit purchase options expired on February 2, 2001. The 9,835 warrants remaining at December 31, 2001 have an exercise price of $5.00 and expire in February 2004.

On March 31, 1998, in conjunction with the issuance of its $1,600,000 subordinated promissory notes, the Company issued stock purchase warrants for the purchase of 183,853 shares of common stock at an exercise price of $7.00 per share to Sirrom Capital Corp. with a fair value of approximately $240,000. Since the loan was not repaid by March 31, 2000, the warrants were increased by 32,949 with a fair value of approximately $255,000 due to a temporary significant increase in the Company's stock price. The loan was repaid in April 2001, with no additional warrants being issued. This repayment resulted in an extraordinary write-off of these warrant costs in an amount of $336,000. At December 31, 2001, Sirrom Capital Corp. has 216,802 warrants outstanding,, which expire in April 2003.

                           ACT Teleconferencing, Inc.

5. Shareholders' Equity (continued)

Warrants (continued)

Also in March 1998, in conjunction with the issuance of its $890,000 subordinated promissory note, the Company issued stock purchase warrants for the purchase of 147,114 shares of common stock as an exercise price of $7.00 per share to Equitas L.P. with a fair value of $192,719. Since the loan was not repaid by March 31, 2000, the warrants were increased by 26,718 with a fair value of $207,065 due to a temporary significant increase in the Company's stock price. Likewise, as the loan was not repaid on March 31, 2001, the warrants were increased by 26,993 with a fair value of approximately $80,000. If the loan is not repaid by March 31, 2002, the warrants will increase by an additional 27,585 and will be fair valued based on the stock price on that date. At December 31, 2001, Equitas L.P. has 200,825 warrants outstanding, which expire in April in 2003.

In February 1999, the Company issued 109,212 warrants in connection with our private placement at a $7.00 exercise price and an expiration date of December 31, 2003.

On October 19, 1999, in association with the issue of preferred stock, the Company issued 400,000 warrants to GMN Investors II at a $7.00 exercise price and an expiration date of October 19, 2006. At the date of issuance, these warrants had a fair value of approximately $100,000. On October 11, 2001, the Company liquidated the outstanding preferred stock and repriced the 400,000 warrants from an exercise price of $7.00 to $6.45, resulting in a fair value of approximately $32,000.

During 1999, the Company issued 95,000 warrants at an average strike price of $5.95 for consulting services for work to be done for the Company in investor relations, global business development and the identification of new partners and acquisitions in new markets. In 2001, 70,000 of these warrants were exercised in a cash-less conversion and the holders received 34,169 shares. The remaining 25,000 warrants expire in April 2002.

In 2001, the Company issued 28,000 additional warrants for consulting services for work to be done for the Company at an average strike price of $8.93 and a fair value of approximately $20,000. These warrants expire as follows: 18,000 expire in May 2004 and 10,000 expire in April 2005.

During 2000, the Company issued 60,000 warrants at a strike price of $10 and a fair value of approximately $20,000, for consulting services expiring in January 2003.

                           ACT Teleconferencing, Inc.

5. Shareholders' Equity (continued)

Warrants (continued)

In association with the 2000 offering, the Company issued 400,000 warrants to the subscribers and 80,000 warrants to the underwriters at an average strike price of $6.14 and expiring in May 2005. In 2001, 354,000 of the warrants issued to the subscribers were converted and the company received proceeds of $2,141,700.

The Company utilizes the Black-Scholes valuation model that was developed for use in estimating the fair value of traded securities that have no vesting restrictions and are fully transferable. The following factors were used in determining the warrant prices: risk-free interest rate of 6.0%; a dividend yield of 0%; volatility factors of the expected market price of the Company's common stock of 0.77; and an expected life based on the individual warrant term. In certain instances, the Company has received external valuations of the fair value of warrants through accredited valuation specialists.

All warrants are also subject to customary anti-dilution provisions and to adjustment in the event of stock splits, stock dividends, consolidations, and the like. Holders of shares issued upon the exercise of these warrants have piggy-back rights to registration and certain investors, principally GMN Investors II, have demand registration rights.

The Company accounts for warrants issued for consulting services and in conjunction with debt instruments by determining the fair value of the warrant and amortizing the expense over the consulting period or the maturity term of the debt. Warrants issued in association with equity instruments are not valued as the valuation would have no financial effect on the Company.

6. Stock Option Plan

The Company's various Stock Option Plans, as approved and amended by shareholders, authorizes the grant of options to officers, key employees, and consultants for up to 1,600,000 shares of the Company's common stock. Options granted under all plans generally have 10-year terms and vest 25% each year following the date of grant.

The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of the Company's employee stock options is generally equal to the market price of the underlying stock on the date of grant, no compensation expense is recognized. FASB Statement No. 123, "Accounting for Stock-Based Compensation" establishes an alternative method of expense recognition for stock-based compensation awards to employees based on fair values. The Company elected not to adopt FASB Statement No. 123 for expense recognition purposes.

                           ACT Teleconferencing, Inc.

6. Stock Option Plan (continued)

A summary of the Company's stock option activity, and related information for the years ended December 31 follows:

                                               2001                       2000                      999
                                     ------------------------------------------------------------------------------
                                                    Weighted                   Weighted                   Weighted
                                                     Average                    Average                    Average
                                                    Exercise                   Exercise                   Exercise
                                      Options        Price       Options         Price      Options        Price
                                     ------------------------------------------------------------------------------
Outstanding-beginning of year         1,165,240    $     4.82    1,106,352    $     4.93      902,437    $     4.89
Granted                                 228,999          5.30      150,900          5.97      221,700          5.18
Exercised                              (358,421)         3.98      (38,576)         5.39       (4,500)         3.00
Forfeited                               (99,127)         5.24      (53,436)         6.05      (13,285)         7.35
                                     ------------------------------------------------------------------------------
Outstanding-end of year                 936,691    $     5.21    1,165,240    $     4.82    1,106,352    $     4.93
                                     ==============================================================================

Exercisable at end of year              557,675    $     4.95      778,720    $     4.32      561,837    $     4.02
                                     ==========
Weighted-average fair value of
options granted during the year
     Market price equals exercise
     price at date of grant          $     3.99                 $     5.01                 $     3.78
     Market price exceeds exercise
     price at date of grant                  --                         --                 $     4.05

The following table summarizes our stock options outstanding at December 31, 2001:

                                          Weighted-Average
                                         remaining contractual        Weighted-Average
Exercise Price Range           Shares            life                  exercise price
--------------------------------------------------------------------------------------
   $1.00-$2.20                  91,500        2.14 years                   $1.79
   $2.75-$3.03                  98,200        4.77 years                   $2.95
   $4.25-$5.25                 322,450        8.26 years                   $4.92
   $5.50-$6.50                 272,800        6.44 years                   $5.85
   $7.00-$8.00                  74,550        8.56 years                   $7.44
         $9.00                  77,191        6.49 years                   $9.00
                               -------
                               936,691
                               =======

6. Stock Option Plan (continued)

                           ACT Teleconferencing, Inc.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

Pro forma information regarding net income and earnings per share is required by FASB Statement No. 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model. The following are weighted-average assumptions for 2001, 2000, and 1999 respectively: risk-free interest rate of 5.0% in 2001 and 6.0% in 2000 and 1999; a dividend yield of 0%; volatility factors of the expected market price of the Company's common stock of 0.77; and a weighted-average expected life of the option of 7 years.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows:

                                             2001             2000            1999
                                        ----------------------------------------------
Pro forma net income (loss) after
extraordinary item                      $  (1,070,067)   $     361,635   $  (1,001,935)

Pro forma net income (loss) per share
   after extraordinary item             $       (0.16)   $        0.06   $       (0.23)

7. Income Taxes

Income tax expense and the related current and deferred tax liabilities for all periods presented relate primarily to the Company's U.K. and Canadian operations.

                           ACT Teleconferencing, Inc.

7. Income Taxes (continued)

For financial reporting purposes, income (loss) before income taxes and extraordinary item includes the following components:

                                            2001          2000          1999
                                         --------------------------------------
Pretax income (loss):
  United States                          $   75,052    $1,279,555    $  710,747
  Foreign                                 1,000,687     1,604,610       (19,489)
                                         --------------------------------------
                                         $1,075,739    $2,884,165    $  691,258
                                         ======================================

The provision for income taxes for the years ended December 31, is comprised of the following:

                                            2001          2000          1999
                                         --------------------------------------
Current                                  $  765,569    $  769,833    $  393,331
Deferred                                    109,546        10,417        21,535
                                         --------------------------------------
                                         $  875,115    $  780,250    $  414,866
                                         ======================================

The reconciliation of income tax attributable to continuing operations computed at the U.S. federal statutory tax rates to actual income tax expense is:

                                             2001          2000          1999
                                         --------------------------------------
Expected rate at 35%                     $  831,398    $1,009,458    $  241,940
Effect of permanent difference*             287,243       128,794        41,567
Utilization of net operating losses        (421,783)     (289,918)      (40,339)
Foreign Taxes                               (79,982)     (126,173)      (38,692)
Valuation allowance                         478,330       323,011       210,390
Other                                      (220,091)     (264,922)           --
                                         --------------------------------------
                                         $  875,115    $  780,250    $  414,866
                                         ======================================

* Amortization of goodwill.

                           ACT Teleconferencing, Inc.

7. Income Taxes (continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of December 31 are as follows:

                                                        2001            2000            1999
                                                   --------------------------------------------
Deferred Tax Liabilities-Domestic
 Tax depreciation in excess of book depreciation   $   (275,705)   $   (484,429)   $   (495,277)
  Other                                                 (50,859)        (58,730)        (93,998)
                                                   --------------------------------------------
                                                       (326,564)       (543,159)       (589,225)
Deferred Tax Assets-Domestic
  Net operating loss carry-forward                    1,281,888       1,475,163       1,826,424
  Foreign currency translation                          542,000              --              --
  Reserves for doubtful accounts                         96,020         163,287          28,723
                                                   --------------------------------------------
                                                      1,919,908       1,638,450       1,855,147

Valuation allowance for deferred tax assets          (1,593,344)     (1,095,291)     (1,265,922)
                                                   --------------------------------------------

Net deferred tax-Domestic                          $         --    $         --    $         --
                                                   ============================================

Deferred Tax Liabilities-International
 Tax depreciation in excess of book depreciation   $   (415,987)   $   (306,441)   $    320,112

Deferred Tax Assets-International
  Net operating loss carry-forward                      907,467       1,167,128       1,096,655

Valuation allowance for deferred tax assets            (907,467)     (1,167,128)     (1,096,655)
                                                   --------------------------------------------
Net deferred tax liability-International           $   (415,987)   $   (306,441)   $   (320,112)
                                                   ============================================

Taxes of $300,000, $748,000 and $23,000 were paid during 2001, 2000, and 1999 respectively. The domestic and international net operating loss carry forwards of approximately $3.5 million and $3 million, respectively, will begin to expire in the year 2005. The Company has not provided for any taxes on undistributed foreign earnings as the Company intends to permanently reinvest these earnings in the future growth of the business and there are no unremitted, cumulative foreign earnings.

                           ACT Teleconferencing, Inc.

8. Related Party Transactions

In July 2001, the Company entered into an incentive arrangement with one of the Company's officers for the issuance of 32,000 shares of restricted common stock as part of his incentive package. The common stock vests and is restricted in four equal amounts over four years. Additional shares may be issued each year for a four year period based on various profit based performance criteria and would have the same vesting and selling restrictions. The Company recognized compensation expense of $62,477 for the year ended December 31, 2001 related to this agreement. The Company also has a note receivable from this officer with an outstanding balance of $251,383 and $234,302 at December 31, 2001 and 2000. This note bears interest at a rate of 7.5% and is due June 30, 2003.

Also in July 2001, the board of directors authorized a loan, with recourse, to one of its officers in the amount of $347,875. The purpose of the loan was to assist the officer in exercising stock options. This loan is secured by a general pledge of personal assets of the officer, bears interest at 6%, and matures on November 1, 2006. The 115,000 shares issued upon exercise of the stock options is recorded in shareholders' equity but this transaction has no financial effect on shareholders' equity as the loan offsets the amount recorded to common stock for the exercise of the options. An increase in shareholders' equity will be recognized as the loan is paid back to the Company.

9. Earnings Per Share

The following table sets forth the computation of the denominator for the calculation of basic and diluted earnings per share. The numerator in the computation of earnings per share is the same as that displayed on the face of the income statement.

Denominator:
    Basic shares                                      6,653,974       5,312,200       4,393,963
    Effect of dilutive securities
      Employee stock options                                 --         461,353         251,076
      Warrants                                               --         222,712          10,462
      Convertible debentures                                 --          27,665              --
                                                   --------------------------------------------
    Dilutive effect                                          --         711,730         261,538
                                                   --------------------------------------------
    Denominator                                       6,653,974       6,023,930       4,655,501
                                                   ============================================

The computation of the denominator did not assume the conversion of options, warrants, and convertible debentures in 2001 and convertible debentures in 1999 as their effect would have been antidilutive.

                           ACT Teleconferencing, Inc.

10. Business Segment Analysis

The Company offers a broad range of audio, video, and other teleconferencing services to corporate business clients and institutions, and these services are considered one line of business as they are integrated.

The Company's decisions on resource allocation and performance assessment are primarily based on the market potential of each regional operating location. Each of the locations offers the same products and services, has similar customers and equipment, and is managed directly by the Company's executives, allowing all locations to be aggregated under the guidelines of FASB Statement No. 131 resulting in one reportable line of business to the extent that services are separately identifiable. Prior to October 2001, audio conferencing services comprised approximately 90% of total services. Video and other conferencing services were approximately 10% of total revenues.

In October 2001, the Company acquired the assets of PictureTel Corporation's 1414c worldwide video conferencing service delivery business. In association with this acquisition the Company's decisions on resource allocation and performance will continue to be based on regional market potential but also on the separate operating segments of audio, video, and internet teleconferencing services.

The following summary provides financial data for the Company's operating segments for the year ended December 31, 2001. It is impracticable for the Company to present comparative information for the years ended December 31, 2000 and 1999 as the information, other than revenue figures, does not exist as the Company assessed performance based on geographic markets rather than product markets.

For the year ended December 31, 2001:

                                    Audio         Video        Internet       Subtotal     Corporate        Total
                                 -----------------------------------------------------------------------------------
(in thousands)
Net Revenues                     $   41,589    $    5,054     $       --     $   46,643    $       --     $   46,643
Profit (loss) before tax and
 extraordinary item                   5,079          (656)          (872)         3,551        (2,475)         1,076
Extraordinary item                       --            --             --             --           416            416
Interest expense                        620            69             90            779           561          1,340
Depreciation and amortization         3,310           608            110          4,028           115          4,143
Tax expense                             722           103             --            825            50            875
Total assets                         31,469        14,301          1,494         47,264         6,224         53,487

                           ACT Teleconferencing, Inc.

10. Business Segment Analysis (continued)

The following summary provides financial data for significant geographic markets in which the Company operates:

For the year ended December 31, 2001:

                                            North America       Europe        Asia Pacific        Total
                                        -----------------------------------------------------------------
(in thousands)
Net Revenues                                   $27,834          $15,670          $ 3,139          $46,643
Long-Lived Assets                               15,514            8,525            2,830           26,869
Deferred Tax Liability                              97              319               --              416

For the year ended December 31, 2000:

                                            North America       Europe        Asia Pacific        Total
                                        -----------------------------------------------------------------
(in thousands)
Net Revenues                                   $22,147          $12,916          $ 2,637          $37,700
Long-Lived Assets                               10,695            4,928            2,604           18,227
Deferred Tax Liability                              27              280               --              307

For the year ended December 31, 1999:

                                            North America       Europe        Asia Pacific        Total
                                        -----------------------------------------------------------------
(in thousands)
Net Revenues                                   $14,183          $12,049          $ 2,097          $28,329
Long-Lived Assets                                7,282            4,210            1,240           12,732
Deferred Tax Liability                              --              320               --              320

The United States comprises approximately 90% of the North American total revenue, the United Kingdom comprises approximately 85% of the European total revenue, and Australia comprises approximately 80% of the Asia Pacific total revenue.

The Company's largest customer accounted for 25%, 21%, and 14% of consolidated revenues and the Company's second largest customer accounted for 9%, 17%, and 24% of consolidated revenues for the years ended December 31, 2001, 2000, and 1999, respectively. All other customers individually amounted to less than 5% of total consolidated revenues in any one year.

                           ACT Teleconferencing, Inc.

11. Fair Value of Financial Instruments

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

12.  Defined Contribution Plan

The Company has a defined contribution 401(k) plan for its United States employees, which allows eligible employees to contribute a percentage of their compensation and provides for certain discretionary employer matching contributions. For the years ended December 31, 2001, 2000 and 1999, the Company contributed $0, $23,000, and $0 respectively. The Company's 401K match is made with cash, not with Company stock.

13. Employee Stock Purchase Plan

The Company's employee stock purchase plan became effective July 1, 1998. The plan has been structured within the meaning of Section 423(b) of the Internal Revenue Code of 1986. A maximum of 300,000 shares of common stock are available for sale to employees under the plan. The purchase price of each share of common stock is the lesser of 85% of the fair market value of such share on the opening day of the six month purchase period, or 85% of the fair market value of such share on the closing day of the purchase period. Currently approximately 60 employees have elected to participate in the plan. Through December 31, 2001, employees had purchased 101,013 shares of common stock under the plan.

                           ACT Teleconferencing, Inc.

14. Quarterly Results of Operations (unaudited)

The following is a summary of the quarterly results of operations for the years ended December 31, 2001, 2000 and 1999.

                                                     March 31          June 30      September 30    December 31
                                                   -------------------------------------------------------------
Year ended December 31, 2001
Net revenues                                       $ 11,525,464     $ 11,821,771     $10,775,704    $ 12,520,350
Gross profit                                          5,546,267        5,321,126       5,824,904       5,424,562
Operating income                                        975,107          622,811       1,178,588        (360,655)

Net income (loss )before extraordinary item             352,046          251,742         549,403        (952,567)
  Extraordinary item                                         --         (416,366)             --              --
                                                   -------------------------------------------------------------
  Net income (loss)                                     352,046         (164,624)        549,403        (952,567)
Earnings per share - basic and diluted
Net income (loss) before extraordinary item        $       0.05     $       0.04     $      0.08    $      (0.15)
   Extraordinary item                                        --            (0.07)             --              --
                                                   -------------------------------------------------------------
   Net income (loss)                               $       0.05     $      (0.03)    $      0.08    $      (0.15)

Year ended December 31, 2000
Net revenues                                       $  8,183,767     $  9,126,623     $ 9,512,611    $ 10,876,784
Gross profit                                          4,112,111        4,589,496       4,869,510       5,740,595
Operating income                                        845,501          925,463       1,174,470       1,010,474
Net income                                              187,925          204,555         389,273         613,656
Net income per share - basic                       $       0.03     $       0.03     $      0.06    $       0.10
Net income per share - diluted                     $       0.03     $       0.03     $      0.06    $       0.09

Year ended December 31, 1999
Net revenues                                       $  6,842,467     $  6,429,079     $ 7,221,308    $  7,835,937
Gross profit                                          3,053,573        3,163,457       3,465,367       3,848,788
Operating income                                        226,407          220,023         669,979         422,862
Net income (loss)                                      (126,471)        (105,371)         86,346         226,921
Net income (loss) per share - basic and diluted    $      (0.03)    $      (0.02)    $      0.02    $       0.04

15. Acquisitions

On January 17, 2001, the Company acquired the 40% minority interest in ACT Teleconferencing Limited, based in the United Kingdom, from David Holden, the Company's Regional Managing Director of Europe, for 360,000 shares of the Company's common stock valued at $2,182,000, notes payable of $6,111,000 ($1.8 million at an interest rate of 10% and $4.3 million at an interest rate of 7%) and cash of $794,000 for a total of approximately $9,087,000. The Company has established an escrow account of approximately $1,356,000 as partial security for the notes payable. Related to this acquisition, the Company recorded goodwill of $5.7 million and a non-complete agreement in the amount of $1.5 million. ACT Teleconferencing Limited has historically provided primarily audio conferencing services and will continue to complement the Company's services in that arena.

                           ACT Teleconferencing, Inc.

15. Acquisitions (continued)

On October 10, 2001, with an effective date of October 1, 2001, ACT Videoconferencing, Inc., a wholly owned subsidiary of the Company, closed on the acquisition of substantially all of the assets of PictureTel Corporations' s 1414c worldwide video conferencing service delivery business. The assets acquired include property (equipment, furniture and machinery), software, and customer contracts. The assets were previously used by PictureTel Corporation to provide global video conferencing services and the Company plans to use the acquired assets for the same purpose. The purchase price consisted of 769,231 restricted shares of the Company's common stock valued at $6.5 million, $1.2 million in cash and a $2.5 million two-year unsecured promissory note bearing interest at a rate of 10%, for total consideration of approximately $10.2 million. In addition, the Company incurred fees of approximately $400,000. Also, in association with this acquisition, the Company recorded approximately $1.8 million in fixed assets and $8.8 million in goodwill.

The following selected unaudited pro forma combined financial information presented below has been derived from the audited historical financial statements of the Company and reflects management's present estimate of pro forma adjustments, including a preliminary estimate of the purchase price allocations, which ultimately may be different.

The unaudited pro forma condensed combined financial statements may not be indicative of the results that actually would have occurred if the transaction described above had been completed and in effect for the periods indicated or the results that may be obtained in the future. The unaudited pro forma condensed combined financial data presented below should be read in conjunction with the audited historical financial statements and related notes thereto of the Company.

                           ACT Teleconferencing, Inc.

15. Acquisitions (continued)

These acquisitions were accounted for under the purchase method of accounting. The pro forma unaudited results of operations for the years ended December 31, 2001 and 2000, assuming consummation of the purchases as of January 1, 2000, are as follows:

                                                                         For the years ended
                                                                               December 31,
                                                                        2001                 2000
                                                                    ---------------------------------
                                                                    (Unaudited)          (Unaudited)
Net revenues                                                        $ 51,322,289         $ 44,595,785
Net income before extraordinary item                                    (220,456)             508,566
Extraordinary charge related to early extinguishment of debt            (416,366)                  --
                                                                    ---------------------------------
Net income (loss)                                                       (636,822)             508,566
Preferred stock dividends                                               (377,803)            (160,000)
                                                                    ---------------------------------
Net income (loss) available to common shareholders                  $ (1,014,625)        $    348,566
                                                                    =================================
Weighted average number of shares outstanding - basic                  6,653,974            5,672,200
                                                                    =================================
Weighted average number of shares outstanding - diluted                6,653,974            6,383,930
                                                                    =================================

Earnings per share
   Basic
     Net income before extraordinary item                           $      (0.09)        $       0.06
     Extraordinary item                                             $      (0.06)                  --
                                                                    ---------------------------------
     Net income (loss)                                              $      (0.15)        $       0.06
                                                                    =================================

   Diluted
     Net income before extraordinary item                           $      (0.09)        $       0.05
     Extraordinary item                                             $      (0.06)                  --
                                                                    ---------------------------------
     Net income (loss)                                              $      (0.15)        $       0.05
                                                                    =================================

16. Subsequent Events

On January 2, 2002, the Company acquired Proximity, Inc., one of the world's largest providers of room-based videoconferencing services, for 350,000 restricted shares of the Company's common stock valued at $2,737,000, notes payable of $750,000, and cash of $500,000 for a total of approximately $3,987,000. In addition, 150,000 shares of the Company's common stock have been placed into escrow and are deliverable to certain of Proximity's shareholders upon satisfaction of certain earnout provisions. If the earnout provisions are achieved, the shares of common stock earned will be valued based on the Fair Market Value on the earnout date and recorded as additional goodwill. If the earnout provisions are not achieved, the 150,000 shares of common stock, or a portion thereof, will revert back to the Company.

Schedule I--Condensed Financial Information of Registrant

                           ACT Teleconferencing, Inc.
                            Condensed Balance Sheets

                           December 31, 2001 and 2000

                                                                      2001                 2000
                                                                 ---------------------------------
Assets
   Current assets                                                $  2,834,434         $    389,425
   Equipment (net of accumulated depreciation of
     $547,000 and $212,000)                                         1,593,762            1,474,095
   Other long term assets                                           1,795,706              986,228
   Investment in and advances to subsidiaries                      33,875,700           16,489,829
                                                                 ---------------------------------
Total assets                                                     $ 40,099,602         $ 19,339,577
                                                                 =================================

Liabilities and shareholders' equity
Current liabilities:
   Accounts payable and accrued liabilities                      $    822,502         $  1,031,244
   Current portion of debt                                          4,485,441            1,303,942
                                                                 ---------------------------------
   Total current liabilities                                        5,307,943            2,335,186
Long-term debt                                                      5,628,664            2,770,598
Preferred stock, no par value, 2,000,000 shares
   authorized; 2,000 issued (at December 31, 2000)                         --            1,752,689
Shareholders' equity:
   Common stock, no par value; 25,000, 000 shares
     authorized 8,620,134 and 5,671,140 shares issued
     and outstanding in 2001 and 2000, respectively                34,728,966           16,492,381
   Accumulated deficit                                             (5,565,971)          (4,011,277)
                                                                 ---------------------------------
Total shareholders' equity                                         29,162,995           12,481,104
                                                                 ---------------------------------
Total liabilities and shareholder's equity                       $ 40,099,602         $ 19,339,577
                                                                 =================================

See accompanying condensed notes to financial statements.

                           ACT Teleconferencing, Inc.
                        Condensed Statement of Operations

              For the years ended December 31, 2001, 2000, and 1999

                                                  2001             2000             1999
                                              ----------------------------------------------
Selling, general and administration
         expense                              $  2,764,102     $  1,458,932     $  1,181,353
Interest expense, net                              561,228          634,938          423,340

Equity in undistributed earnings of
subsidiaries                                     3,525,954        3,489,278        1,686,118
                                              ----------------------------------------------
Net income before extraordinary item               200,624        1,395,410           81,425
Extraordinary item                                 416,366               --               --
                                              ----------------------------------------------
Net income (loss) after extraordinary item        (215,742)       1,395,410           81,425
Preferred stock dividends                         (377,803)        (160,000)         (44,407)
                                              ----------------------------------------------
Net income (loss) available to common
         shareholders                         $   (593,545)    $  1,235,409     $     37,018
                                              ==============================================

See accompanying condensed notes to financial statements.

                           ACT Teleconferencing, Inc.
                       Condensed Statements of Cash Flows

              For the years ended December 31, 2001, 2000, and 1999

                                                         2001             2000             1999
                                                     ----------------------------------------------
Operating activities
Net income (loss)                                    $   (215,742)    $  1,395,409     $     81,425
Adjustments to reconcile net income (loss) to net
   cash used for operating activities:
     Extraordinary items                                  416,366               --               --
     Equity in undistributed earnings of
        subsidiaries                                   (3,525,954)      (3,489,278)      (1,686,118)
     Dividends received from subsidiary                 1,713,000               --               --
     Depreciation                                         335,338           84,842           62,541
     Shares issued to consultants                          68,461          330,924               --
     Amortization of debt costs                           236,923          156,462               --
     Changes in operating assets and liabilities,
        net of effects of business combinations:
         Current Assets                                   (46,706)         110,341         (118,378)
         Other assets                                     152,632         (190,968)              --
         Accrued liabilities                             (342,911)         635,239          (68,346)
                                                     ----------------------------------------------
         Net cash used for operating activities        (1,208,593)        (967,029)      (1,728,876)

Investing activities
Equipment purchases                                      (455,005)      (1,204,990)         227,018
Short-term notes redeemed                                      --               --          (24,000)
Cash held in escrow                                    (1,355,951)              --               --
Investment in and advances to subsidiaries              2,939,148       (1,713,799)      (3,332,946)
Cash paid for acquisitions net of cash acquired        (2,231,363)        (675,276)              --
                                                     ----------------------------------------------
Net cash used for investing activities                 (1,103,171)      (3,594,065)      (3,129,928)

Financing activities
Net proceeds (repayments) of debt                      (2,636,478)         304,442          311,804
Net proceeds from the issuance of common stock          8,036,545        3,411,278        4,014,072
Net issuance (redemption) of preferred stock             (690,000)              --        1,693,006
Deferred loan issuance costs                                   --               --          (44,445)
                                                     ----------------------------------------------
Net cash provided by financing activities               4,710,067        3,715,720        5,974,437
                                                     ----------------------------------------------
Net increase (decrease) in cash and cash
   equivalents                                          2,398,303         (845,374)       1,115,633
Cash and cash equivalents beginning of year               270,259        1,115,633               --
                                                     ----------------------------------------------
Cash and cash equivalents end of year                $  2,668,562     $    270,259     $  1,115,633
                                                     ==============================================

See accompanying condensed notes to financial statements.

                           ACT Teleconferencing, Inc.
                     Condensed Notes to Financial Statements

                           December 31, 2001 and 2000

1. Summary of Significant Accounting Policies

Principles of Consolidation

The financial statements of ACT Teleconferencing, Inc., (the Company) reflect the investments in their wholly owned subsidiaries under the equity method.

Consolidated Financial Statements

Reference is made to the Consolidated Financial Statements and related Notes of ACT Teleconferencing, Inc. included elsewhere herein for additional information.

Debt and Guarantees

Information on the debt of the Company is disclosed in Note 2 of the Notes to Consolidated Financial Statements of ACT Teleconferencing, Inc. included elsewhere herein. Certain subsidiaries of the Company have guaranteed debt of $890,000 that is due on March 31, 2003. In April 2001, the Company repaid $1,610,000 of this outstanding note. The Company's ability to transfer assets, in the form of a dividend, loan, or advance, from these subsidiaries is restricted under the loan agreement. Approximately $18 million of consolidated subsidiaries net assets, at December 31, 2001, are restricted.

Reclassifications

Certain reclassifications have been made to the 2000 and 1999 financial statement presentation to conform to the 2001 presentation.

                  Schedule II--Valuation Of Qualifying Accounts

                           ACT Teleconferencing, Inc.
                   Allowance for Doubtful Accounts Receivable

                                                          Additions/
                                          Balance at      Charges to                       Balance at
                                          Beginning       Costs and                          End of
                                          Of Period        Expenses       Deductions         Period
                                          ---------        --------       ----------         ------
For the year ended December 31, 2001:
   Allowance for doubtful accounts
      receivable                         $    621,059    $    640,888    $   (670,830)    $    591,117
                                         =============================================================

For the year ended December 31, 2000:
   Allowance for doubtful accounts
      receivable                         $    153,677    $    475,652    $     (8,270)    $    621,059
                                         =============================================================

For the year ended December 31, 1999:
   Allowance for doubtful accounts
      receivable                         $     32,644    $    138,501    $    (17,468)    $    153,677
                                         =============================================================

                                Index to Exhibits

All exhibits are filed electronically or incorporated by reference.

      Number       Description
      ------       -----------

     1.1(1)        Form of Agency Agreement
     1.3(1)        Form of Agent's Warrant
     1.4(1)        Form of Warrant Agreement
     3.1(2)        Restated articles of incorporation of ACT April 15, 1996,
                   as amended October 18, 1999, and November 26, 2001
     3.2(3)        Bylaws of ACT, amended and restated as of May 22, 2001
     4.1(4)        Form of specimen certificate for common stock of ACT
     5             Opinion of counsel
    10.1(4)        Stock option plan of 1991, as amended, authorizing 400,000 shares of common stock for issuance under the plan
    10.2(4)        Form of stock option agreement
    10.3(4)        Form of common stock purchase warrant
    10.10(4)       Split dollar insurance agreement dated March 1, 1990, between
                   ACT and Gerald D. Van Eeckhout
    10.11(12)      Service agreement dated April 10, 1992 between David Holden and ACT Teleconferencing Limited
    10.12(12)      Share purchase agreement by and between ACT Teleconferencing,
                   Inc. and David L. Holden & others.
    10.13(12)      Instrument constituting(pound)1,172,000 convertible secured
                   A loan notes and(pound)2,980,000 convertible secured B loan notes by and between ACT Teleconferencing, Inc. and David
                   L. Holden & others
    10.19(5)       Stock option plan of 1996, as amended
    10.20(2)       Employee stock purchase plan, as amended
    10.22(6)       Loan and security agreement dated March 31, 1998 and form of stock purchase warrant with Sirrom Capital Corporation and
                   Equitas L.P.
    10.23(6)       Loan agreement with Key Bank, N.A.
    10.24(7)       Lease commitment and warrant with R.C.C. Finance Group Ltd.
    10.25(7)       Contract for the supply of conferencing services design
                   development and information signed July 14, 1998 between ACT
                   Teleconferencing Services, Inc. and Concert Global
                   Networks Limited
    10.26(7)       Agreement for the supply of conferencing services signed
                   July 14, 1998 between ACT Teleconferencing Services, Inc. and
                   Concert Global Networks Limited
    10.27(7)       Agreement for videoconferencing equipment and services (GTE
                   Telephone Operating Companies) dated October 1, 1998
    10.28(2)       Stock option plan of 2000, as amended
    10.29(2)       Service order attachment signed March 15, 2001, between ACT
                   Teleconferencing Services, Inc. and AT&T Corporation for the supply of domestic voice/data services.

    10.30(8)       Asset Purchase Agreement by and between ACT Teleconferencing,
                   Inc., ACT Videoconferencing, Inc. and PictureTel Corporation
                   dated as of October 4, 2001.
    10.31(8)       Note in the original principal amount of $2.25 Million with
                   ACT Teleconferencing, Inc. as maker and PictureTel
                   Corporation as holder.
    10.32 (8)      Letter agreement between ACT Teleconferencing, Inc. and GMN
                   Investors II, L.P. dated as of October 11, 2001, for the
                   redemption of Series A Preferred Stock.
    10.33(8)       Amended and Restated Warrant between ACT Teleconferencing,
                   Inc. and GMN Investors II, L.P.
    10.34(8)       Terms and Conditions for Purchase of Shares between ACT
                   Teleconferencing, Inc. and Special Situations Fund III, L.P.,
                   Special Situations Cayman Fund, L.P., and Special Situations
                   Private Equity Fund, L.P.
    10.35(9)       Agreement and Plan of Merger dated as of December 21, 2001, by and among ACT Teleconferencing, Inc., ACT Proximity, Inc.,
                   Proximity, Inc., Robert C. Kaphan, Richard Parlato, and
                   North Atlantic Venture Fund II, L.P.
    10.36          Promissory note to Gerald Van Eeckhout
    10.37          Security agreement to Gerald Van Eeckhout
    10.38          Long term stock incentive for Gene Warren dated July 1, 2001
    10.39          Promissory note to Gene Warren
    10.40          Security agreement to Gene Warren
    10.41          Line of credit agreement with Wells Fargo Business Credit
    21             Subsidiaries of ACT Teleconferencing, Inc.
    23.1           Consent of independent auditors
    23.2(10)       Consent of counsel to the Company
    24(11)         Power of attorney
-----------

(1) Incorporated by reference, attached as an exhibit of the same number to our registration statement on Form S-1, filed with the Securities and Exchange Commission on March 10, 2000, File No. 33-32156.

(2) Incorporated by reference, attached as an exhibit of the same number to our registration statement on Form S-1, filed with the Securities and Exchange Commission on December 3, 2001, File No. 333-744138.

(3) Incorporated by reference, attached as an exhibit of the same number to our Form 10-Q for the quarter ended June 30, 2001, filed with the Securities and Exchange Commission on August 21, 2001, File No. 0-27560.

(4) Incorporated by reference, attached as an exhibit of the same number to our registration statement on Form SB-2, filed with the Securities and Exchange Commission on October 10, 1995, and amendments to our Form SB-2, File No. 33-97908-D.

(5) Incorporated by reference, attached as an exhibit to our schedule 14A Information filed with the Securities and Exchange Commission on April 30, 1997, File No. 0-27560, and amended and attached as exhibit 4.6 to our Form S-8, filed on July 2, 1998, File 333-58403.

(6) Incorporated by reference, attached an exhibit of the same number to our Amendment No. 1 to Form 10-QSB for the quarter ended June 30, 1998, filed with the Securities and Exchange Commission on August 24, 1998 (originally filed under cover of Form SE on August 14, 1998) File 0-27560.

(7) Incorporated by reference, attached as an exhibit of the same number to our Form 10-QSB for the quarter ending September 30, 1998, filed with the Securities and Exchange Commission on November 16, 1998, File 0-27560.

(8) Incorporated by reference, attached as an exhibit to our report on Form 8-K filed with the Securities and Exchange Commission on October 18, 2001, File No. 0-27560.

(9) Incorporated by reference, attached as exhibit 10.1 to our report on Form 8-K filed with the Securities and Exchange Commission on January 16, 2002, File No. 0-27560.

(10)  Included in Exhibit 5.

(11)  Included with signature pages.

(12) Incorporated by reference, attached as an exhibit to our report on Form 8-K filed with the Securities and Exchange Commission on January 31, 2001, File No. 0-27560.