Form 10-K/A
period 2001-12-31
ACT TELECONFERENCING INC
filed 2002-04-25
CIK 918709

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K/A
                                AMENDMENT NO. 1

(Mark One)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
          For the fiscal year ended              December 31, 2001
                                   ---------------------------------------------

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
          SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)
          For the transition period from   ___________to_________

                        Commission File Number 0-27560
                                               -------

                          ACT Teleconferencing, Inc.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

Colorado                                                    84-1132665
---------------------------------------------------         ---------------------------------
(State or other jurisdiction of incorporation               (IRS Employer Identification No.)
or organization)

1658 Cole Boulevard, Suite 130, Golden, CO                  80401
---------------------------------------------------         ---------------------------------
(Address of principle executive offices)                    (Zip Code)

(303) 235-9000                                              (303) 233-0895
---------------------------------------------------         ---------------------------------
(Registrant's telephone number)           (Registrant's facsimile number)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class                       Name of each exchange on which registered
None                                      None
-----------------------------------       ---------------------------------------------------

Securities registered under Section 12(g) of the Exchange Act:
Common stock, no par value
---------------------------------------------------------------------------------------------
                                      (Title of Class)

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

The number of shares outstanding of the Company's Common Stock, no par value was
                                                  ------------------------------
9,144,370 shares as of March 15, 2002.
-------------------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

The information called for by Part III is incorporated by reference to specified portions of the definitive Proxy Statement for the Registrant's 2002 Annual Meeting of Stockholders, which is expected to be filed not later than 120 days after the Registrant's fiscal year ended December 31, 2001.

                          ACT Teleconferencing, Inc.

                                   Form 10-K

Table of Contents

PART I.                                                                   Page No.
                                                                          --------
     Item 1.         Business                                                    1
     Item 2.         Facilities                                                 13
     Item 3.         Legal proceedings                                          14
     Item 4.         Submission of matters to a vote of security holders        14


PART II.
     Item 5.         Market for registrants' common equity and related          15
                     stockholder matters
     Item 6.         Selected Financial Data                                    18
     Item 7.         Management's discussion and analysis of financial          19
                     condition and results of operations
     Item 7A         Quantitative and qualitative disclosures about
                     market risk                                                29
     Item 8.         Financial statements and supplementary data                30
     Item 9.         Changes in and disagreements with accountants              30

PART III.
     Item 10.        Directors and executive officers of the registrant         30
     Item 11.        Executive compensation                                     30
     Item 12.        Security ownership of certain beneficial owners and        30
                     management
     Item 13.        Certain relationships and related transactions             30

PART IV
     Item 14.        Exhibits, financial statements and schedules, and
                     reports on Form 8-K                                        31

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

Item 1. Business
        --------

Overview

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

        We were incorporated in December 1989 and began offering audio teleconferencing services at our Denver location in January 1990. In 1992 we invested in an audio teleconferencing facility in the United Kingdom and in 1995 we invested in a similar operation in the Netherlands. In 1997 we announced a major international capacity expansion plan by which we intended to grow from our then three locations in three countries (United States, United Kingdom and Netherlands) to our current ten countries (the three aforementioned countries, along with Canada, France, Belgium, Germany, Australia, Hong Kong and Singapore) offering a full range of audio, video, and internet-based data conferencing services. The rationale for this expansion plan has been the rapidly growing market for teleconferencing services worldwide, the expansion of internet-based conferencing services, and an increasing demand for additional services by certain of our multinational clients.

     During 1999, we entered the field of internet-based teleconferencing products and applications, also known as web conferencing. With this capability, we were able to offer data conferencing services, along with audio, video and data streaming applications over the internet. In addition, during 1999 through 2001, we developed a conferencing service that uses internet telephony.

     In 2001, we acquired the assets of 1414c, the worldwide video conferencing service delivery business of PictureTel Corporation and the 40 percent minority interest in ACT Teleconferencing, Limited. The assets acquired include property (equipment and offices), software, and customer contracts. The assets were previously used by PictureTel Corporation to provide global video conferencing bridging services and we plan to use the acquired assets for the same purpose. In early 2002, we acquired Proximity, Inc., which provides room based video conferencing services in over 3,000 cities worldwide. With these acquisitions, we are able to offer a full range of video conferencing services to augment our existing video services, as well as our audio, web and internet telephony conferencing products.

     Teleconferencing, whether audio, video or web conferencing, is a business tool used to bring decision makers together more frequently, at lower cost, and with fewer scheduling conflicts than is possible with face-to-face meetings. Within our target markets of professional service firms, mid-size firms, government agencies, and multinationals, our customers use teleconferencing as a high performance productivity tool to accelerate decision making, reduce travel costs, and improve teamwork. Members of project teams, consulting teams, and working groups spread across a country or the world can assemble more quickly and economically through conferencing than in face-to-face meetings. Our services are used in broker/trader calls, board meetings, sales and marketing groups, training programs, investor relations presentations, press conferences, workshops, seminars, and many other forms of business or professional meetings.

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

Audio Conferencing Services. Our ActionCall/sm/ audio conferencing services include full-service, attended conferencing, reservationless unattended conferencing, and a comprehensive suite of enhanced audio conferencing management services. Our data and Internet conferencing services supplement these offerings. Our enhanced audio conferencing services, which are available on request, include:

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

We generate revenues from video conferencing in the same manner as audio conferencing, but at higher per-minute rates. Recent decreases in per-minute rates for video bridging and long distance transmission, driven by improved technology and competition among the long distance companies, have stimulated the market for video conferencing and we expect them to continue to do so.

The introduction of affordable small group systems greatly expanded the use of video conferencing as well. We believe that the growing base of users with in-house systems, combined with the greater bandwidth now available through the integrated services digital network, or ISDN, and improved business quality internet band width, will further drive increased usage of videoconferencing.

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

We expect that our internet telephony services will gain acceptance among our customers. We estimate that approximately $12 to $15 million of existing revenues will be internet-based by 2005 (whether video, voice, or web conferencing). We have targeted our overall revenues to grow to $100 million by 2004 of which internet telephony services will be an estimated $15 million.

Data and Internet-Based Conferencing (or Web conferencing) Services. Our customers use web conferencing to broadcast, to share, and to review and edit data, such as sales analyses, product brochure designs, engineering drawings, or financial statements, for viewing by participants during an audio or video conference. Data or web conferencing enhances the audio or video conference by simultaneously transmitting data over the internet. internet streaming broadcasts are especially useful in large conferences to supplement audio or video interaction. These services enable:

     .    Interactive audio or video conferences with simultaneous data streaming.
     . Collaborative revision of data by participants equipped with appropriate software.
     .    Viewing of whiteboard illustrations, slide presentations, or drawings.

Conferencing Services Market

We operate in a very small niche of the telecommunications services market. Our focus is on high value added services and on international conferences. We believe that we presently account for approximately 2% of the estimated worldwide market for telecommunications services, based on various market studies summarized as follows:

                                        2000         2001          2002         2003          2004
                               -------------------------------------------------------------------
Global Conferencing Services
Dollars in millions

   Audio                              $1,800       $2,000        $2,200       $2,400        $2,600
   Video                                 250          300           400          500           650
   Internet/Web                          350          700         1,400        2,550         4,200
                               -------------------------------------------------------------------
Total                                 $2,400       $3,000        $4,000       $5,450        $7,450
                               ===================================================================
Growth rates

   Audio                                               11%           10%           9%            8%
   Video                                               20%           33%          25%           30%
   Internet/Web                                       100%          100%          82%           65%
                                                   -----------------------------------------------
Total                                                  25%           33%          36%           37%
                                                   ===============================================

Sources: (1) Frost & Sullivan, "Introduction to the Audio, Document, and Web Conferencing Markets," 2001 Frost & Sullivan. (2) Wainhouse Research, LLC, "Teleconferencing Market & Strategies," Volume 3, Publication No. 936, dated September 2000. (3) Telespan, "Forecast of the Demand for Audio Conference Calls," 2001 Telespan Publishing Corporation.

Audio Conferencing Services Market. Based on the research above and our own estimates, we are planning our growth on the expectation that the audio conferencing services market will continue growing, at or above that documented in the table above, through 2004. Although our volumes are generally growing at a faster rate than the market, pricing is commoditizing and thus we expect that our revenue growth will be moderate.

Video Conferencing Services Market. As noted above, industry sources and our estimates indicate that the video conferencing services market in 2000 was approximately $250 million, excluding transmission charges and equipment sales. We believe, based on industry sources and independent research, that the overall video conferencing market will grow at or above the rate indicated in the table above through year 2004, reflecting mainly the small existing customer base, the adoption of more user-friendly equipment, and lower costs for videoconferencing.

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

Our Strategy

     Our strategy is to:

     . Capitalize on the convergence of the audio, video, and internet segments. We are positioned to provide a full range of electronic meeting conferencing services to our customers, through our acquisitions of 1414c and Proximity along with our new product offerings.

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

Service Quality and Client Care

We train all employees in the principles of client care management, which include continuous service quality monitoring and the development of positive relationships with clients. We pursue a philosophy of continuous process improvement, and we consistently measure our performance and endeavor to improve it. We actively monitor, analyze, and control all facets of a conference, including reservations, conference execution, and billing, and follow up with customer satisfaction surveys.

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

During 2001, we derived the majority of our current revenue from audio conferencing (approximately 87 percent) with the remaining 13 percent from the expanding video, data, and Internet-based conferencing sectors. We believe that audio conferencing will continue to comprise the bulk of our revenues for the foreseeable future; however, we estimate that our acquisition of the PictureTel video conferencing service delivery business will increase the percentages of our video, data, and related services to over 20 percent and 25 percent of total revenues in 2002 and beyond. United States based revenues comprise approximately 53 percent of total revenue. Internationally based revenues of approximately 47 percent are mainly generated in the United Kingdom, Canada, and Australia.

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

Suppliers

We are not dependent on any single carrier or supplier for any of the services we sell. We have negotiated volume discounts with our primary long-distance carriers, and believe we could negotiate similar arrangements at similarly competitive prices with one or more other carriers should our current carriers be unable to continue to provide service at competitive prices. We have a three year agreement to purchase $30.0 million in network services from AT&T which, after volume discounts, is expected to range between $14.0 and $16.0 million per year. However, we have the right to negotiate this commitment down to the level of actual usage, without penalty, in the event of a business downturn beyond our control.

The equipment we purchase for use in our operations is also available from a variety of suppliers, some of which compete in the teleconferencing services business. We have chosen to purchase most of our equipment from Compunetix, a supplier based in Pittsburgh, Pennsylvania. According to Compunetix, it accounts for approximately 30 percent of the worldwide market for conferencing bridges. Compunetix is a supplier of conferencing platforms to U.S. government agencies such as the National Aeronautics and Space Administration, the Federal Aviation Administration emergency management platform, and the U.S. Department of Defense, as well as major telecommunications providers. We recently added Spectel/Multilink, Polycom, and Accord to our list of major equipment suppliers.

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

Our competition comes from large companies such as British Telecom, AT&T, Bell Canada, France Telecom, Deutsche Telekom, Telstra, Belgakom, Hong Kong Tel, Worldcom, and Sprint. We also face competition from independent conferencing companies similar to us, including PTEK Holdings, Intercall, V-Span, Clear One Communications, and Genesys. In the United States, we may also face additional competition from the regional carriers which, under the Telecommunications Act of 1996, eventually will be allowed to provide long distance services nationwide under certain conditions and whose long distance customers would expect access to conferencing services. This may become an additional opportunity for us, as certain carriers may choose to outsource their customers' needs to independent conferencing providers.

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

All of our foreign subsidiaries are established as statutory reporting companies incorporated under the laws of their local jurisdiction. We operate each foreign subsidiary in the local currency. All material subsidiaries are subject to statutory audits once a year and these statutory results are reconciled to Generally Accepted Accounting Principles for consolidated reporting in the United States. We also pay excise taxes, import duties, sales taxes, payroll taxes and other taxes as required in each jurisdiction. We are in good standing in all the countries in which we operate. We pay income tax in each jurisdiction in which we operate, but in all jurisdictions except the United Kingdom, we have tax loss carryforwards or deferred tax liabilities.

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

                                                                                     Year
      Location                Country                Description                  Established
      --------                -------                -----------                  -----------
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

PART II

Item 5. Market For Common Equity and Related Stockholder Matters
        --------------------------------------------------------

Our common shares have been traded on the Nasdaq National Market under the symbol ACTT since September 24, 2001. We were listed on the Nasdaq SmallCap Market from March 11, 1996 to September 21, 2001. For the period from January 1, 2000 through March 31, 2002, the high and low sales prices for our common stock for each quarter as reported by Nasdaq were:

                                Price Range of Common Stock

                                                               High         Low
                                                              ------------------
      Fiscal year ended December 31, 1999
          First Quarter                                       $ 5.63       $4.50
          Second Quarter                                        6.63        3.38
          Third Quarter                                        11.50        4.75
          Fourth Quarter                                        9.38        5.88

      Fiscal year ended December 31, 2000
          First Quarter                                        17.63        8.06
          Second Quarter                                       12.50        5.13
          Third Quarter                                         8.88        5.50
          Fourth Quarter                                        9.75        6.44

      Fiscal year ended December 31, 2001
          First Quarter                                         9.25        6.63
          Second Quarter                                        8.50        4.85
          Third Quarter (July 1-September 21 2001)              8.20        3.89
          Third Quarter (September 24-September 30, 2001)       8.80        7.00

          Fourth Quarter                                       11.97        7.08

      Fiscal year ended December 31, 2002
          First Quarter                                         8.68        3.55

On April 18, 2002, the last reported sale price of our common stock was $5.65 per share.

Stockholders.  As of December 31, 2001 we had approximately 200 common
------------
stockholders of record and an estimated 2,800 additional beneficial holders whose stock was held in street name by brokerage houses for a total of 3,000 stockholders.

Dividends.  We have never paid any dividends on our common stock. We have paid
---------
dividends on our Series A preferred stock, which was fully liquidated on October 11, 2001. We expect for the foreseeable future to retain all of our earnings from operations for use in expanding and developing our business. Any future decision as to the payment of dividends will be at the discretion of our board of directors and will depend upon our earnings, financial position, capital requirements, plans for expansion, loan covenants, and such other factors as the board of directors deems relevant.

Sales of Unregistered Securities.  During 2001, 2000 and 1999 and in early 2002
--------------------------------
we have issued and sold unregistered securities reported and as set forth below. We did not utilize an underwriter in any of these transactions. The recipients of securities in each transaction represented their intention to acquire the securities without a view toward the distribution of securities. All the issued securities were restricted securities under Rule 144 and appropriate restrictive legends were affixed to the securities in each transaction. All of these securities were issued in transactions exempt from registration pursuant to sections 4(2) and/or 4(6) under the Securities Act of 1933, or pursuant to regulations promulgated thereunder.

On March 31, 1998, we agreed to issue 183,853 warrants to purchase common stock, exercisable at $7.00 each (the market value of our common stock on the day we began negotiations), to Sirrom Capital Corporation and 147,114 identical warrants to Equitas L.P., in consideration for a loan to us totaling $2.5 million in the form of subordinated debt. As of September 30, 2001, Sirrom Capital Corporation held 216,802 warrants and Equitas L.P. held 200,825 warrants. The warrants expire April 30, 2003. The number of Equitas warrants is adjustable on March 31, 2002 to 228,410 if the loan is not repaid by that date.

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

On October 19, 1999, we issued warrants to purchase 20,000 shares of common stock to Bathgate McColley Capital Group, LLC,. The warrants are exercisable at $7.00 and expire on October 19, 2006, in consideration for Bathgate's services as placement agent in our issuance of preferred stock to GMN Investors II, L.P.

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

On September 28, 2001, we issued a total of 769,231 shares of common stock to Special Situations Fund III, L.P., Special Situations Cayman Fund, L.P., and Special Situations Private Equity Fund, L.P. for $5,000,000 cash.

On October 10, 2001, we issued 769,231 shares of common stock to PictureTel Corp. as partial consideration for the assets of the 1414(c) video conferencing service delivery business of PictureTel.

On October 11, 2001, we issued 200,000 shares of common stock to GMN Investors II, L.P., together with a payment of $690,000 cash and $338,176 in accrued dividends and a repricing of 400,000 warrants to purchase our common stock from $7.00 to $6.45 per share, to liquidate the 2,000 shares of Series A preferred stock that we had issued to GMN in October 1999.

On January 2, 2002, we issued 500,000 shares of common stock to certain shareholders of Proximity, Inc. as partial consideration for our merger with Proximity.

Item 6. Selected Consolidated Financial Data
        ------------------------------------

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

The selected financial data provided below is not necessarily indicative of our future results of operations or financial position.

                                                                            Year ended December 31,
                                                2001               2000               1999              1998              1997
                                            -------------------------------------------------------------------------------------
Consolidated statement of operations
data:
       Net revenues                         $46,643,289        $37,699,785        $28,328,791       $19,009,645       $10,234,403
       Gross profit                          22,116,859         19,311,712         13,531,185         8,128,089         5,507,167
       Operating income (loss)                2,415,851          3,955,908          1,539,271          (993,146)           98,227
       Net income (loss) before
        extraordinary item                      200,624          1,395,409             81,425        (2,117,125)         (436,808)
       Extraordinary item                      (416,366)                 -                  -                 -                 -
                                            -------------------------------------------------------------------------------------
       Net income (loss) after
        extraordinary item                     (215,742)         1,395,409             81,425        (2,117,125)         (436,808)
       Preferred dividends                     (377,803)          (160,000)           (44,407)                -                 -
       Net income (loss) available
                                            -------------------------------------------------------------------------------------
        to common shareholders              $  (593,545)       $ 1,235,409        $    37,018       $(2,117,125)      $  (436,808)
                                            =====================================================================================

       Net income (loss) per share
        Basic
          Before extraordinary item         $     (0.03)       $      0.23        $      0.01       $     (0.58)      $     (0.14)
          Extraordinary item                      (0.06)                 -                  -                 -                 -
                                            -------------------------------------------------------------------------------------
          After extraordinary item          $     (0.09)       $      0.23        $      0.01       $     (0.58)      $     (0.14)
                                            =====================================================================================

        Diluted
          Before extraordinary item         $     (0.03)       $      0.21        $      0.01       $     (0.58)      $     (0.14)
          Extraordinary item                      (0.06)                 -                  -                 -                 -
                                            -------------------------------------------------------------------------------------
          After extraordinary item          $     (0.09)       $      0.21        $      0.01       $     (0.58)      $     (0.14)
                                            =====================================================================================

Consolidated balance sheet data:
       Total assets                         $53,486,961        $31,395,549        $22,098,343       $15,326,200       $ 7,929,711
       Total long term liabilities            7,454,651          6,711,696          7,015,527         5,251,196           731,168
       Stockholders equity                   29,162,995         12,481,104          6,568,857         2,504,565         3,377,933

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations
         -------------

Overview

General. See "Item 1 - Business" as we provide a general history of our company in that section.

Components of Major Revenue and Expense Items

Revenues. We earn revenues from fees charged to clients for audio, video, data and Internet-based teleconference bridging services, from charges for enhanced services, and from rebilling certain long-distance telephone costs. We also earn nominal revenue on conferencing product sales. Revenue is recognized upon completion of conferencing services or delivery of the equipment.

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

Components of Revenue - The following table shows revenues by major product sector over the past 3 years:

($ in thousands)                                                   2001              2000              1999
                                                               ----------------------------------------------
Conferencing Services
      Audio conferencing services                                 $41,589           $34,999           $25,133
      Video, data and web-based services                            4,018             1,979             1,717
      Video equipment sales                                         1,036               722             1,479
                                                               ----------------------------------------------
Total                                                             $46,643           $37,700           $28,329
                                                               ==============================================

Growth Rates
      Audio conferencing services                                      19%               39%               72%
      Video, data and web-based services                              103%               15%               32%
      Video equipment sales                                            43%              (51)%             (52)%
                                                               ----------------------------------------------
Total                                                                  24%               33%               49%
                                                               ==============================================

Cost as a percentage of sales

The following table outlines certain items in our income statement as a percentage of sales for each of the last three years:

                                                               Years Ended December 31,
                                                        2001             2000            1999
                                                    -------------------------------------------
   Net revenues                                          100%             100%            100%
   Cost of services                                      (53)             (49)            (52)
                                                    -------------------------------------------
   Gross profit                                           47               51              48
   Selling, general and administrative expense           (42)             (41)            (43)
                                                    -------------------------------------------
   Operating income                                        5               10               5
   Interest expense                                       (3)              (3)             (3)
                                                    -------------------------------------------
   Income before taxes and minority interest               2                7               2
   Minority interest and income taxes                     (2)              (3)             (2)
                                                    -------------------------------------------
   Net income before extraordinary item                    -                4               -
   Extraordinary item                                     (1)               -               -
                                                    -------------------------------------------
   Net income (loss) after extraordinary item             (1)               4               -
                                                    ===========================================

Significant Accounting Policies

Internal Use Software - Under the guidance provided in Statement of Position 98-1, we capitalize costs incurred in developing internal use computer software. We capitalized internal use software development costs of $1.0 million, $1.1 million, and $250,000 for the years ended December 31, 2001, 2000, and 1999, respectively, but prior to 1999, we did not develop any internal software.

Goodwill - In 2001, we completed two significant acquisitions that resulted in approximately $14.5 million of goodwill. At December 31, 2001, we had a total of $16.5 million in net goodwill. In January 2002, we acquired approximately $3.9 million in additional goodwill that relates to the acquisition of Proximity, Inc. For the years ending December 31, 2001, 2000 and 1999 goodwill amortization was approximately $420,000, $187,000, and $80,000, respectively.

The Company will apply Statement 142 beginning in the first quarter of 2002. Application of the non-amortization provisions of Statement 142 is expected to result in an increase in net income of approximately $925,000 ($0.10 per share) in 2002. The Company will test goodwill for impairment using the two-step process as defined in Statement 142. The first step is to screen for potential impairment, while the second step measures the amount of impairment, if any. The Company expects to perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 in the first or second quarter of 2002. Any impairment charge resulting from these transitional impairment tests will be reflected as the cumulative effect of a change in accounting principle in the first or second quarter of 2002. The Company has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

Foreign Currency Conversion - Our foreign subsidiaries' financial statements have been translated into United States dollars at the average exchange rate during the year for the statement of operations and year-end rate for the balance sheet. Our policy for the long term is to invest in the international teleconferencing market as it is a growth market. For as long as this policy remains in effect, our net income, assets, and liabilities in overseas markets will continue to fluctuate and be translated in accordance with exchange rate fluctuations.

Employee Stock Options - We have elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) instead of FASB Statement No. 123, "Accounting for Stock-Based Compensation." If we had elected to adopt FASB Statement No. 123, our net income/(loss) would have been approximately $(1,314,000), $362,000, and $(1,002,000) or $(0.20), $0.06, and
$(0.22) per diluted share for the years ended December 31, 2001, 2000, and 1999, respectively, as compared to our actual reported net income/(loss) of $(593,545), $1,235,409, and $37,018 or $(0.09),

$0.21, and $0.01 per diluted share for the years ended December 31, 2001, 2000, and 1999, respectively.

Significant Business Activities

Automated Conferencing - During 2001, the trend toward increased use of conferencing was accompanied by continued demand for lower-priced, lower-cost automated conferencing services. Accordingly, as demand for teleconferencing continues to increase, we expect our revenue growth to be generated through increased volume, albeit at a reduced average selling price but increased margins. Unattended conferencing has comprised approximately 38 percent, 27 percent, and 16 percent of our total audio conferencing revenues in 2001, 2000 and 1999, respectively. During the fourth quarter 2001, unattended conferencing comprised over 50 percent of our total audio conferencing revenues. After including the automation of certain partially attended services known as "meet and greet," our overall automated volumes now account for approximately 65 percent of total volumes.

Financing Repayments - In October 2001, we liquidated the 2,000 outstanding shares of our Series A 8 % Preferred Stock, which were held by GMN Investors II, L.P., for a total amount of $2.0 million plus accrued dividends of $338,176. Consideration included the issuance of 200,000 shares of restricted common stock valued at $1.3 million based upon an agreed upon price of $6.50, payment of $1.0 million in cash, and a repricing of previously issued warrants from $7.00 to $6.45. This liquidation resulted in an additional dividend charge of approximately $240,000, including $32,000 related to the repricing of the warrants. These warrants were re-priced as an incentive to GMN to convert into common stock. This transaction eliminated our dividend obligations to the holder of the preferred stock and covenants under the purchase agreement for the preferred stock.

In April 2001, we paid down $1.6 million in subordinated debt with an interest rate of 13.5 percent and an additional $500,000 at a rate of 9 percent. The $1.6 million repayment resulted in an extraordinary write-off of financing costs in an amount of $416,000. In addition, we replaced our $2.0 million U.S. line of credit at prime plus 2 percent, with a new $4.0 million line of credit at prime plus 0.5 percent. This new line of credit expires in March 2004.

Acquisitions - On January 17, 2001, we acquired the 40 percent minority interest in ACT Teleconferencing Limited, based in the United Kingdom, from David Holden, the founder and co-shareholder of that company, for 360,000 shares of our common stock valued at $2.2 million, notes payable of $6.1 million and cash of $794,000 for total consideration of approximately $9.1 million. Mr. Holden remains an employee and is now our Regional Managing Director for all of Europe. We have established an escrow account of approximately $1.4 million as partial security for the notes payable. Related to this acquisition, we recorded goodwill of $5.7 million and a non-compete agreement in the amount of $1.5 million. This transaction eliminated the minority interest in the earnings of a consolidated subsidiary, but is offset by interest on debt incurred and amortization of goodwill.

On October 10, 2001, with an effective date of October 1, 2001, we closed on the acquisition of substantially all of the assets of PictureTel Corporation's 1414c worldwide video conferencing service delivery business. The assets acquired include property (equipment, furniture and machinery), software, and customer contracts. The assets were previously used by PictureTel Corporation to provide global video conferencing services and we plan to use the acquired assets for the same purpose.

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

This acquisition, when combined with our pre-existing video operations, grew our video conferencing service revenue to approximately 25 percent of our total revenue, for the fourth quarter 2001. We project that video conferencing will continue to grow as a portion of our business. During the integration of this acquisition, throughout 2002, we will incur costs to reduce the pre-existing infrastructure, including the closure of our Dallas video operations center, network cost reductions and reconfigurations and other operating cost reductions. We project that these cost reductions and reconfigurations will yield long-term benefits to our integrated offering of conferencing services.

On January 2, 2002, we acquired Proximity, Inc., one of the world's largest providers of room-based videoconferencing services, for 500,000 restricted shares of our common stock valued at $2.7 million, notes payable of $750,000 at an 8 percent interest rate, and cash of $500,000 for a total of approximately $4.0 million. Of the restricted shares, 150,000 are subject to an Earnout Agreement and will only be released to the former shareholders of Proximity upon satisfaction of certain levels of revenue and profits generated by the Proximity assets we acquired. If the earnout provisions are not satisfied by the end of the fiscal year ending December 31, 2003, any earnout shares not yet released will be returned to us. An additional 50,000 shares, including 15,000 of the shares subject to the earnout conditions, are subject to an Escrow Agreement to be used to satisfy any indemnification obligations of the former shareholders of Proximity arising under the merger agreement. The Escrow Agreement lasts for a term of one year from the closing of the merger.

Significant Customers - In 2001, our three largest customers, Concert, Ernst & Young LLP and Cap Gemini accounted for 25 percent, 9 percent, and 3 percent of our revenues, respectively. In the fourth quarter of 2001, the business we generated from Concert and its customers began migration to Concert's U.S. parent, AT&T. In the fourth quarter of 2001, this service revenue had decreased approximately 50 percent from its 2001 average run rate and we expect it to decrease even further during the first half of 2002 before recovering under AT&T management.

During 2001 we discovered and resolved certain software errors that had resulted in us underbilling Concert for conferencing related services. Concert, which was then experiencing losses, a potential restructuring and certain changes in management, had initially questioned the underbilling and had delayed payment on it, while raising additional disputed items. In 2001, we resolved all of these issues and subsequent to the resolution of Concert's future and its migration into AT&T, we received payment for the disputed items.

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

Significant Contracts - On February 28, 2001, we signed an agreement to purchase network services from AT&T for an undiscounted minimum operating commitment of $30.0 million per year for the next three years. Discounts may apply based on usage, which will reduce the effective commitment to approximately $14.0 to $16.0 million per year. We purchase telecommunications network services in the normal course of business. This contract provides us with significant discounts based on the minimum contractual commitment and if we do not meet these commitments, the discount percentage will be reduced. This agreement is subject to normal business downturn clauses common within the telecommunications industry.

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

In July 2001, the board of directors authorized a loan, with recourse, to one of our officers in the amount of $347,875 which is secured. The purpose of the loan was to assist the officer in exercising stock options. This loan bears interest at 6 percent and matures on November 1, 2006. This transaction has no financial effect on shareholders' equity as the loan offsets the amount recorded to common stock for the exercise of the options. An increase in shareholders' equity will be recognized as the loan is paid back to us.


Results of Operations

Fiscal Year Ended December 31, 2001, compared to Fiscal Year Ended December 31, 2000

Net Revenues. Net revenues increased 24 percent to $46.6 million for the year ended December 31, 2001, compared to $37.7 million for 2000. The 24 percent revenue growth resulted from an increase in conference call volume of 48 percent, offset by a shift in product mix from attended conference calls to automated conference calls, which resulted in a lower average revenue per minute. Audio conferencing revenues grew by 16 percent while video, data, internet and other enhanced conferencing services grew by 103 percent due to our acquisition of the PictureTel assets. Video equipment sales grew by 43%. Audio conferencing accounted for 89 percent and 93 percent of our revenues in 2001 and 2000, respectively. In the fourth quarter, video conferencing revenue increased to approximately 25 percent of our total revenue due to the October acquisition of the assets of 1414c, the video conferencing service delivery business of PictureTel Corporation. In 2001, North America, Europe and Asia Pacific, our three primary geographic markets, generated approximately 60 percent, 34 percent and 6 percent, of our total revenue, respectively.

Gross Profit. Gross profit increased 15 percent to $22.1 million for the year ended December 31, 2001, compared to $19.3 million for the prior year. Gross profit percentage decreased to 47 percent of net revenues for the year ended December 31, 2001, compared to 51 percent of net revenues for 2000. This gross profit decrease is almost entirely due to the higher volume of video conferencing, which has lower margins than our traditional voice business due to the higher network costs associated with video conferencing. In the fourth quarter of 2001, our video conferencing network costs exceeded our ongoing acceptable benchmarks and we are currently in the process of reconfiguring our
video conferencing network to reduce our costs.   This decrease in gross profit
percent was offset by some significant economies of scale associated with volume increases in voice conferencing as a result of automation.

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

Interest Expense. Net interest expense grew by 25 percent from $1.1 million to $1.3 million as a result of overall debt and capital leases increasing by $6.5 million from $8.6 million in 2000 to $15.1 million in 2001. This increase is mainly due to debt associated with the acquisitions completed. We incurred debt of approximately $2.4 million for general financing purposes, $6.1 million on the acquisition of the remaining 40 percent minority interest in ACT Teleconferencing Limited and $2.5 million for the PictureTel acquisition.
During 2001, we paid off debt of $4.7 million and liquidated our preferred stock for $2.0 million.

Provision for Income Taxes. Provision for income taxes increased 12 percent to $875,000 for the year ended December 31, 2001, compared to $780,000 for 2000, due to increased taxable income earned by our United Kingdom subsidiaries and deferred tax charges in Canada. We paid no other income taxes due to domestic and international tax loss carry-forwards of approximately $6.5 million.

Minority Interest. Minority interest was reduced to zero for the year ending December 31, 2001, compared to $709,000 for the same period last year. This decrease reflects our acquisition of the remaining 40 percent interest in ACT Teleconferencing Limited.

Extraordinary item.   In association with our early repayment of $1.6 million in subordinated debt, we recognized an extraordinary charge of approximately $416,000 of unamortized debt issuance and debt discount costs relating primarily to the valuation of warrants issued in connection with the debt instruments.

Fiscal Year Ended December 31, 2000, compared to Fiscal Year Ended December 31, 1999

Net Revenues. Net revenues increased 33 percent to $37.7 million for the year ended December 31, 2000, compared to $28.3 million for 1999. The 33 percent revenue growth resulted from an increase in sales to established customers as well as from sales to new customers. Audio conferencing revenues grew by 39 percent while video, data, internet and other enhanced conferencing services grew by 15 percent. Audio conferencing accounted for 93 percent and 89 percent of our revenues in 2000 and 1999, respectively.

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

Selling, General and Administrative Expense. Selling, general, and administrative expense for the year ended December 31, 2000 was $15.4 million, or 41 percent of revenue, compared to $12 million or 43 percent of revenue for 1999. The 28 percent increase in such expense was incurred mainly as a result of the increase in selling, general and administrative staff from 123 to 142 employees to service new volumes as well as marketing expenses incurred to develop new locations and introduce new products and services associated with internet-based and other high-speed digital conferencing products.

Interest Expense. Net interest expense grew by 27 percent from $848,000 to $1.1 million as a result of overall debt and capital leases increasing $700,000 from $7.9 million in 1999 to $8.6 million in 2000, due to additional borrowing to fund the growth of the business.

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

Liquidity and Capital Resources

Sources and Uses of Funds

During 2001, we received proceeds from the following sources:

     .  We generated $5.3 million from operating activities.
     . We received approximately $4.6 million, net of financing fees, which related to a private placement of 769,231 shares of common stock at a gross selling price of $6.50 per share.
     . We obtained an additional $3.2 million in equity financing due to the conversion of previously issued options and warrants.
     . We received proceeds from the issuance of new or replacement debt of approximately $2.4 million.

     During 2001, we used cash proceeds on the following:

     .  We expended $4.2 million on capital assets.
     . We paid down $1.6 million in debt with an interest rate of 13.5 percent and an additional $500,000 at a rate of 9 percent.
     . We replaced our $2.0 million U.S. line of credit at prime plus 2 percent, with a new $4.0 million line of credit at prime plus 0.5 percent. This line of credit expires in March of 2004 but we expect to renew it.
     . We also redeemed $2.0 million of preferred stock, bearing an effective financing cost of 12 percent, by issuing $1.3 million in equity along with a cash payment of $700,000; which included our dividend obligations. As a result all covenants under the preferred stock agreement were eliminated.
     . We paid cash of $2.2 million in association with the following acquisitions:
           . We acquired assets of 1414c Video Conferencing Service Delivery Business of PictureTel Corporation for $10.2 million of which $1.4 million (including $400,000 of fees) was in cash. We also issued $2.5 million in debt related to the acquisition of the at an interest rate of 10 percent.
           . We acquired the 40 percent interest in ACT Teleconferencing Limited for $9.1 million of which $800,000 was in cash. In association with our purchase we incurred debt of approximately $6.1 million at a weighted average interest rate of 7.8 percent. We also placed $1.4 million in a restricted cash account.

At December 31, 2001, we had approximately $8.8 million in current operating liabilities. Also, based on historic capital requirements and our operating plan for 2002, we anticipate committing approximately $3.0 to $5.0 million in 2002 to fund capital expenditures. This targeted amount of spending includes requirements for current operations. Our expansion plans will depend on results from operations. There are currently no material commitments contractually obligating us to meet these capital expenditure projections.

We have the following future debt obligations:

                                2002    2003     2004     2005   2006     Total
                              --------------------------------------------------
  Long term debt              $ 6,973  $3,465   $1,096   $1,096  $   -   $12,630
  Capital lease obligations     1,316   1,081      288      108      5     2,798
  Operating lease obligations   1,762   1,055      847      475    763     4,902
                              --------------------------------------------------
        Total                 $10,051  $5,601   $2,231   $1,679  $ 768   $20,330
                              ==================================================

Included in the 2002 portion of long term debt is $1.5 million of a revolving line of credit which does not actually mature until March 30, 2004. We expect that cash and cash equivalents along with internally generated funds plus additional borrowings under lines of credit of approximately $2.0 million will provide a significant portion of the required resources needed to satisfy our obligations. In addition, we have the ability to defer, at our option, for a period of one year, up to $1.8 million of current debt, at a 1 percent interest premium for the first six months and a 2 percent interest premium for the second six months, over the current rate of 10 percent.

Having established our presence in 10 significant teleconferencing markets worldwide, which today represent over 80 percent of all known potential teleconferencing revenues, we have no immediate significant expansion plans.
Our global expansion from the 10 country base is expected to proceed at a much slower rate. With the expected growth in our business, we may also need to seek additional sources of financing which may include public or private debt, equity financing by us or our subsidiaries or other financing arrangements. However, there is no assurance that the financing will be available to us or on acceptable terms.

The facilities-based teleconferencing service business is a capital intensive business. Our operations have required and will continue to require capital investment for: (i) the purchase and installation of conferencing bridges and other equipment in existing bridging networks and in additional bridging networks to be constructed in new service areas; (ii) the acquisition and expansion of conferencing platforms currently owned and operated by other companies; and (iii) the evolution of the platform to support new products, services and technologies. Our expected capital expenditures for general corporate and working capital purposes include: (i) expenditures with respect to our management information system and corporate service support infrastructure and (ii) operating and administrative expenses with respect to new bridging platforms, networks and debt service. We plan to make capital investments in connection with plans to construct and develop new bridging networks, as well as for technology upgrades. Expansion of our bridging networks will include the geographic expansion of our existing operations, and we will consider the development of new markets. In addition, we may acquire existing conferencing companies and their bridging platforms and networks in the future.

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

Quantitative and Qualitative Disclosures About Market Risk
----------------------------------------------------------

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

                                     2002     2003     2004     2005    Total
                                    -------------------------------------------
Long term debt, including current
 portion
     Fixed rate (in thousands)      $6,973   $3,465   $1,096   $1,096   $12,630
     Average interest rate            7.92%    9.64%    7.00%    7.00%     8.23%

We are also subject to foreign exchange currency rate risk as a result of its international operations. Our foreign subsidiaries financial statements have been translated into United States dollars at the average exchange rate during the year for the statement of operations and year-end rate for the balance sheet. Our policy for the long term is to invest in the international teleconferencing market as it is a growth market. For as long as this policy remains in effect, our net income, assets, and liabilities that we own in overseas markets will continue to fluctuate in accordance with exchange rate fluctuations. We historically have not entered into any derivative arrangements to hedge foreign currency risks and have no firmly committed future sales exposures.

Item 8. Financial Statements and Supplementary Data
        -------------------------------------------

See "Index to Consolidated Financial Statements" at page F-1.

Item 9. Changes in and Disagreements With Accountants
        ---------------------------------------------

None

PART III

Item 10. Directors and Executive Officers of the Registrant
         --------------------------------------------------

Incorporated by reference from the Company's Proxy Statement for Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 2001.

Item 11. Executive Compensation
         -----------------------

Incorporated by reference from the Company's Proxy Statement for Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 2001.

Item 12. Security Ownership of Certain Beneficial Owners and Management
         --------------------------------------------------------------

Incorporated by reference from the Company's Proxy Statement for Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 2001.

Item 13. Certain Relationships and Related Transactions
         ----------------------------------------------

Incorporated by reference from the Company's Proxy Statement for Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 2001.

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K
         ---------------------------------------------------------------

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

                                    EXHIBITS

    Number     Description
    ------     -----------
       1.1(1)  Form of Agency Agreement
       1.3(1)  Form of Agent's Warrant
       1.4(1)  Form of Warrant Agreement
       3.1(2)  Restated articles of incorporation of ACT April 15, 1996, as amended
               October 18, 1999, and November 26, 2001
       3.2(3)  Bylaws of ACT, amended and restated as of May 22, 2001
       4.1(4)  Form of specimen certificate for common stock of ACT
      10.1(4)  Stock option plan of 1991, as amended, authorizing 400,000 shares of common stock for issuance under the plan
      10.2(4)  Form of stock option agreement
      10.3(4)  Form of common stock purchase warrant
     10.10(4)  Split dollar insurance agreement dated March 1, 1990, between ACT and
               Gerald D. Van Eeckhout
    10.11(10)  Service agreement dated April 10, 1992 between David Holden and ACT
               Teleconferencing Limited
    10.12(10)  Share purchase agreement by and between ACT Teleconferencing, Inc. and
               David L. Holden & others.
    10.13(10)  Instrument constituting (Pounds)1,172,000 convertible secured A loan notes and (Pounds)2,980,000 convertible secured B loan notes by and between ACT Teleconferencing, Inc. and David L. Holden & others
     10.19(5)  Stock option plan of 1996, as amended
     10.20(2)  Employee stock purchase plan, as amended
     10.22(6)  Loan and security agreement dated March 31, 1998 and form of stock purchase warrant with Sirrom Capital Corporation and Equitas L.P.
     10.23(6)  Loan agreement with Key Bank, N.A.
     10.24(7)  Lease commitment and warrant with R.C.C. Finance Group Ltd.
     10.25(7)  Contract for the supply of conferencing services design development and information signed July 14, 1998 between ACT Teleconferencing Services,
               Inc. and Concert Global Networks Limited

     10.26(7)  Agreement for the supply of conferencing services signed July 14, 1998 between ACT Teleconferencing Services, Inc. and Concert Global Networks
               Limited
     10.27(7)  Agreement for videoconferencing equipment and services (GTE Telephone
               Operating Companies) dated October 1, 1998
     10.28(2)  Stock option plan of 2000, as amended
     10.29(2)  Service order attachment signed March 15, 2001, between ACT
               Teleconferencing Services, Inc. and AT&T Corporation for the supply of domestic voice/data services.
     10.30(8)  Asset Purchase Agreement by and between ACT Teleconferencing, Inc., ACT
               Videoconferencing, Inc. and PictureTel Corporation dated as of October
               4, 2001.
     10.31(8)  Note in the original principal amount of $2.25 Million with ACT
               Teleconferencing, Inc. as maker and PictureTel Corporation as holder.
    10.32 (8)  Letter agreement between ACT Teleconferencing, Inc. and GMN Investors
               II, L.P. dated as of October 11, 2001, for the redemption of Series A
               Preferred Stock.
     10.33(8)  Amended and Restated Warrant between ACT Teleconferencing, Inc. and GMN
               Investors II, L.P.
     10.34(8)  Terms and Conditions for Purchase of Shares between ACT
               Teleconferencing, Inc. and Special Situations Fund III, L.P., Special
               Situations Cayman Fund, L.P., and Special Situations Private Equity
               Fund, L.P.
     10.35(9)  Agreement and Plan of Merger dated as of December 21, 2001, by and among ACT Teleconferencing, Inc., ACT Proximity, Inc., Proximity, Inc.,
               Robert C. Kaphan, Richard Parlato, and North Atlantic Venture Fund II,  L.P.
     10.36(11) Promissory note to Gerald Van Eeckhout
     10.37(11) Security agreement to Gerald Van Eeckhout
     10.38(11) Long term stock incentive for Gene Warren dated July 1, 2001
     10.39(11) Promissory note to Gene Warren
     10.40(11) Security agreement to Gene Warren
     10.41(11) Line of credit agreement with Wells Fargo Business Credit
        21(12) Subsidiaries of ACT Teleconferencing, Inc.
        23     Consent of independent auditors

___________

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

(10) Incorporated by reference, attached as an exhibit to our report on Form 8-K filed with the Securities and Exchange Commission on January 31, 2001, File No. 0-27560.

(11) Incorporated by reference, attached as an exhibit to our report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2002, File No. 0-27560.

(12) Previously filed.

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

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              ACT TELECONFERENCING, INC.

Date:  April 25, 2002        By /s/ Gerald D. Van Eeckhout
       --------------           ---------------------------------------
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

Signature                                Title
---------                                -----

/s/ Gerald D. Van Eeckhout          Chief Executive Officer and Director
------------------------------
Gerald D. Van Eeckhout              (Principal Executive Officer)

/s/ Gavin Thomson                   Chief Financial Officer
------------------------------
Gavin Thomson                       (Principal Financial & Accounting Officer)

/s/ Ronald J. Bach                  Director
------------------------------
Ronald J. Bach

/s/ James F. Seifert                Director
------------------------------
James F. Seifert

/s/ Donald Sturtevant               Director
------------------------------
Donald Sturtevant

/s/ Carolyn R. Van Eeckhout         Director
------------------------------
Carolyn R. Van Eeckhout

Item 14A. ACT Teleconferencing, Inc. Index to Consolidated Financial Statements
          ---------------------------------------------------------------------

                                   Contents

Report of Ernst & Young LLP, Independent Auditors..............   F-2
Consolidated Balance Sheets....................................   F-3
Consolidated Statements of Operations..........................   F-4
Consolidated Statements of Shareholders' Equity................   F-5
Consolidated Statements of Cash Flows..........................   F-6
Notes to Consolidated Financial Statements.....................   F-7

Schedule I--Condensed Financial Information of Registrant......  F-28
Schedule II--Valuation and Qualifying Accounts.................  F-32

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

                                                   /s/ ERNST & YOUNG LLP

Denver, Colorado
March 21, 2002

                          ACT Teleconferencing, Inc.

                          Consolidated Balance Sheets

                          December 31, 2001 and 2000

                                                                       2001                  2000
                                                               ---------------------------------------
Assets
Current assets:
  Cash and cash equivalents                                        $ 5,126,723           $ 3,025,056
  Accounts receivable (net of allowance for doubtful
   accounts of $591,117 and $621,059 in 2001 and 2000,
   respectively)                                                     9,468,057             8,349,295
  Prepaid expenses and other current assets                            914,391               807,725
                                                               ---------------------------------------
  Total current assets                                              15,509,171            12,182,076

Equipment:
  Telecommunications equipment                                      14,270,491            11,008,224
  Software                                                           4,453,807             3,536,241
  Office equipment                                                   8,143,992             6,428,564
  Less: accumulated depreciation                                    (8,760,256)           (5,340,839)
                                                               ---------------------------------------
  Total equipment - net                                             18,108,034            15,632,190

Other assets:
  Goodwill (net of accumulated amortization of $831,000
   and $422,000 in 2001 and 2000, respectively)                     16,476,194             2,595,055
  Other intangible assets (net of accumulated
   amortization of $221,000 and $0 in 2001 and 2000,
   respectively)                                                     1,313,043                     -
  Restricted Cash                                                    1,355,951                     -
  Other long term assets                                               473,185               751,926
  Long term note receivable from related parties                       251,383               234,302
                                                               ---------------------------------------
Total assets                                                       $53,486,961           $31,395,549
                                                               =======================================

Liabilities and shareholders' equity
Current liabilities:
  Accounts payable                                                 $ 3,950,445           $ 3,387,934
  Accrued liabilities                                                3,716,323             2,579,393
  Current portion of debt                                            6,972,977             2,871,114
  Capital lease obligations due in one year                          1,128,161             1,052,126
  Income taxes payable                                               1,101,409               636,118
                                                               ---------------------------------------
  Total current liabilities                                         16,869,315            10,526,685

Long-term debt                                                       5,657,118             3,053,406
Capital lease obligations due after one year                         1,381,546             1,599,160
Deferred income taxes                                                  415,987               306,441
Minority interest                                                            -             1,676,064

Preferred stock, no par value, 2,000,000 shares
  authorized; 2,000 issued, at December 31, 2000                             -             1,752,689

Shareholders' equity:
  Common stock, no par value; 25,000,000 shares
   authorized 8,620,134 and 5,671,140 shares issued
   and outstanding in 2001 and 2000, respectively                   34,728,966            16,492,381
  Accumulated deficit                                               (4,167,312)           (3,573,767)
  Accumulated other comprehensive loss                              (1,398,659)             (437,510)
                                                               ---------------------------------------
Total shareholders' equity                                          29,162,995            12,481,104
Total liabilities and shareholder's equity                         $53,486,961           $31,395,549
                                                               =======================================

See accompanying notes to consolidated financial statements.

                           ACT Teleconferencing, Inc.

                     Consolidated Statements of Operations

             For the years ended December 31, 2001, 2000, and 1999

                                                    2001           2000           1999
                                               ------------------------------------------

Net Revenues                                   $ 46,643,289   $ 37,699,785   $ 28,328,791
Cost of Services                                 24,526,430     18,388,073     14,797,606
                                               ------------------------------------------
Gross profit                                     22,116,859     19,311,712     13,531,185

Selling, general and administration
 expense                                         19,701,008     15,355,804     11,991,914
                                               ------------------------------------------
Operating income                                  2,415,851      3,955,908      1,539,271

Interest expense, net                             1,340,112      1,071,743        848,013
                                               ------------------------------------------
Income before income taxes and minority
 interest                                         1,075,739      2,884,165        691,258

Provision for income taxes                          875,115        780,250        414,866
                                               ------------------------------------------
Income before minority interest                     200,624      2,103,915        276,392

Minority interest in earnings of
 consolidated subsidiary                                  -       (708,506)      (194,967)
                                               ------------------------------------------
Net income before extraordinary item                200,624      1,395,409         81,425
Extraordinary item                                 (416,366)             -              -
                                               ------------------------------------------
Net income (loss) after extraordinary item         (215,742)     1,395,409         81,425
Preferred stock dividends                          (377,803)      (160,000)       (44,407)
                                               ------------------------------------------
Net income (loss) available to common
 shareholders                                  $   (593,545)  $  1,235,409   $     37,018
                                               ==========================================
Weighted average number of shares
 outstanding - basic                              6,653,974      5,312,200      4,393,963
                                               ==========================================
Weighted average number of shares
 outstanding - diluted                            6,653,974      6,023,930      4,655,501
                                                =========================================

Net income (loss) per share
 Basic
      Before extraordinary item                $      (0.03)  $       0.23   $       0.01
      Extraordinary item                              (0.06)             -              -
                                               ------------------------------------------
      After extraordinary item                 $      (0.09)  $       0.23   $       0.01
                                               ==========================================

 Basic
      Before extraordinary item                $      (0.03)  $       0.21   $       0.01
      Extraordinary item                              (0.06)             -              -
                                               ------------------------------------------
      After extraordinary item                 $      (0.09)  $       0.21   $       0.01
                                               ==========================================

See accompanying notes to consolidated financial statements.

                          ACT Teleconferencing, Inc.

                Consolidated Statements of Shareholders' Equity

             For the years ended December 31, 2001, 2000, and 1999

                                                                                        Accumulated
                                                                                           other
                                                  Common Stock         Accumulated     comprehensive
                                              Shares       Amount        deficit       income (loss)    Total
                                             ---------------------------------------------------------------------
Balance at January 1, 1999                    3,755,633     7,463,930    (4,846,194)      (113,172)    2,504,564
Shares issued in connection with
   exercise of warrants                         562,654     2,719,790                                  2,719,790
Issuance of private placement shares            109,912       592,505                                    592,505
Shares issued to employees and consultants       47,304       148,241                                    148,241
Exercise of unit purchase options               120,444       553,537                                    553,537
Preferred dividend                                                          (44,407)                     (44,407)
Comprehensive income
   Net income                                                                81,425                       81,425
   Other comprehensive loss, net of tax
   Foreign currency translation adjustment                                                  13,202        13,202
                                                                                                       ---------
Total comprehensive income                                                                                94,627
                                             -------------------------------------------------------------------
Balance at December 31, 1999                  4,595,947    11,478,003    (4,809,176)       (99,970)    6,568,857
Shares issued for acquisitions                  120,000       861,607                                    861,607
Shares issued to employees and consultants      121,543       667,951                                    667,951
Issuance of warrant in association with                       396,844                                    396,844
 debt
Public offering of common stock, net of
 offering expenses of $932,049                  800,000     3,067,951                                  3,067,951
Issue of warrants to consultants                               20,025                                     20,025
Cashless exercise of warrants                    33,650
Preferred dividend                                                         (160,000)                    (160,000)
Comprehensive income
   Net income                                                             1,395,409                    1,395,409
   Other comprehensive loss, net of tax
   Foreign currency translation adjustment                                                (337,540)     (337,540)
                                                                                                       ---------
Total comprehensive income                                                                             1,057,869
                                             -------------------------------------------------------------------
Balance at December 31, 2000                  5,671,140    16,492,381    (3,573,767)      (437,510)   12,481,104
Shares issued for acquisitions                1,129,231     8,677,540                                  8,677,540
Shares issued in private placement              769,231     4,633,933                                  4,633,933
Exercise of options and warrants                751,553     3,172,326                                  3,172,326
Shares issued to extinguish preferred stock     200,000     1,310,000                                  1,310,000
Shares issued to employees and
 consultants                                     98,979       266,746                                    266,746

Issuance of warrant in association with
 debt                                                         176,040                                    176,040

Preferred dividend                                                         (377,803)                    (377,803)
Comprehensive loss
   Net loss                                                                (215,742)                    (215,742)
   Other comprehensive loss, net of tax
   Foreign currency translation adjustment                                                (961,149)     (961,149)
                                                                                                     -----------
Total comprehensive loss                                                                              (1,176,891)
                                             -------------------------------------------------------------------
Balance at December 31, 2001                  8,620,134   $34,728,966   $(4,167,312)   $(1,398,659)  $29,162,995
                                             ===================================================================

See accompanying notes to consolidated financial statements.

                          ACT Teleconferencing, Inc.

                     Consolidated Statements of Cash Flow

             For the years ended December 31, 2001, 2000, and 1999

                                                                2001                 2000                 1999
                                                          --------------------------------------------------------
Operating activities
Net income (loss)                                           $  (215,742)         $ 1,395,409          $    81,425
Adjustments to reconcile net income (loss) to net
  cash provided by (used for) operating activities:
    Extraordinary items                                         416,366                    -                    -
    Depreciation                                              3,529,022            2,132,657            1,394,056
    Amortization of goodwill and other intangibles              614,435              186,550               80,377
    Amortization of debt costs                                  236,923              156,462                    -
    Deferred income taxes                                       143,788               10,417               17,967
    Shares issued for consulting fees and employee
      service                                                    68,461              330,924               84,591
    Minority interest                                                 -              708,506              161,040
                                                          -------------------------------------------------------
    Cash flow before changes in operating assets and
      liabilities:                                            4,793,253            4,920,925            1,819,456

Changes in operating assets and liabilities,
  net of effects of business combinations:
    Accounts receivable                                      (1,304,347)          (1,989,423)          (2,287,387)
    Prepaid expenses and other assets                          (292,607)            (205,704)            (159,184)
    Accounts payable                                            646,143              938,556             (425,438)
    Accrued liabilities                                       1,036,733               91,729              373,771
    Income taxes payable                                        457,511            1,154,087             (322,495)
                                                          -------------------------------------------------------
Net cash provided by (used for) operating activities          5,336,686            4,910,170           (1,001,227)

Investing activities
Equipment purchases                                          (4,245,406)          (5,189,336)          (4,592,415)
Cash held in escrow                                          (1,355,951)                   -                    -
Cash paid for acquisitions net of cash acquired              (2,231,363)            (675,276)                   -
                                                          -------------------------------------------------------
Net cash used for investing activities                       (7,832,720)          (5,864,612)          (4,592,415)

Financing activities
Net proceeds from the issuance of debt                        2,373,603            1,245,000            2,100,000
Repayments of debt                                           (4,724,547)          (2,259,250)            (921,913)
Net proceeds from the issuance of common stock                8,036,545            3,411,278            3,929,481
Net issuance (redemption) of preferred stock                   (690,000)                   -            1,680,526
Deferred loan issuance costs                                          -                    -              (44,445)
                                                          -------------------------------------------------------
Net cash provided by financing activities                     4,995,601            2,397,028            6,743,649
Effect of exchange rate changes on cash                        (397,900)              49,919               13,136
                                                          -------------------------------------------------------
Net increase in cash and cash equivalents                     2,101,667            1,492,505            1,163,143
Cash and cash equivalents beginning of year                   3,025,056            1,532,551              369,408
                                                          -------------------------------------------------------
Cash and cash equivalents end of year                       $ 5,126,723          $ 3,025,056          $ 1,532,551
                                                          =======================================================

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

                          ACT Teleconferencing, Inc.

1. Organization and Significant Accounting Policies (continued)

Internal Use Software

Beginning in 1999, the Company initiated several internal software development projects. Related to these and any new projects, the Company capitalizes costs of materials, consultants, and payroll and payroll-related costs which are incurred in developing internal-use computer software, beginning once the application development stage is attained and continuing until the post-implementation/operation stage is achieved. Costs incurred prior and subsequent to the application development stage are charged to general and administrative expenses. The Company capitalized internal use software development costs of approximately $1 million, $1.1 million, and $250,000 for the year ended December 31, 2001, 2000, and 1999, respectively.

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

The Company will apply Statement 142 beginning in the first quarter of 2002. Application of the non-amortization provisions of Statement 142 is expected to result in an increase in net income of approximately $925,000 ($0.10 per share) in 2002. The Company will test goodwill for impairment using the two-step process prescribed in Statement 142. The first step is to screen for potential impairment, while the second step measures the amount of impairment, if any. The Company expects to perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 in the
first or second quarter of 2002.   Any impairment charge resulting from these
transitional impairment tests will be reflected as the cumulative effect of a change in accounting principle in the first or second quarter of 2002. The Company has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

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

                          ACT Teleconferencing, Inc.

2. Significant Contracts

On February 28, 2001, we signed an agreement to purchase network services from AT&T for an undiscounted minimum operating commitment of $30.0 million per year for the next three years. Discounts will apply, which will reduce the effective commitment to approximately $14.0 to $16.0 million per year. We purchase telecommunications services in the normal course of business. This contract provides us with significant discounts based on the minimum contractual commitment and if we do not meet these commitments, the discount percentage will be reduced. However, we have the right to negotiate this commitment down to the level of actual usage, without penalty, in the event of a business downturn beyond our control.

3. Long and Short Term Debt

The following debt instruments are owed by ACT Teleconferencing, Inc., unless otherwise noted.

                                                                          December 31,
                                                                     2001              2000
                                                                --------------------------------
 Notes payable related to the acquisition of the 40%
 interest in ACT Teleconferencing Limited that was
 purchased during 2001.  Amounts are due between April
 2002 and December 2005.  The amounts due in 2002 bear
 interest at 10%, while the amounts due subsequent to 2002
 bear interest at 7%.                                            $ 6,110,914      $          -

 Unsecured promissory note payable due to the seller of the
 1414c video conferencing assets.  The note bears interest
 payable at an annual rate of 10% with principal amounts
 due in four equal semi-annual installments beginning
 April 2002.                                                       2,500,000                 -

 ACT Teleconferencing Services, Inc., a United States
 subsidiary, has a line of credit secured by its tangible
 and intangible assets.  The line of credit carries an
 interest rate of prime plus 0.05% (5.25% at December 31,
 2001) per annum with a borrowing base restricted to
 qualified accounts receivable up to $4 million.  The line
 of credit expires on March 30, 2004.                              1,504,825                 -

 Subordinate promissory note payable bearing an interest
 rate of 13.5% per annum.  Principal is due on the
 maturity date of March 31, 2003.  The note is secured by
 a second lien on Company assets, subordinated to the
 Company's senior lenders.                                           890,000         2,500,000

                          ACT Teleconferencing, Inc.

3. Long and Short Term Debt (continued)

 Line of credit to equipment vendor bearing interest at 6%
 per annum.  Payments are due in monthly installments
 calculated on 8% of principal balance plus interest.
 This facility is limited to $1,800,000.                               654,730            1,271,388

 Term note due to a bank, in monthly installments, by ACT
 Teleconferencing Services, Inc., a United States
 subsidiary, at an interest rate of prime plus 0.50% per
 annum (5.25% at December 31, 2001).  Amounts are due
 between January 2002 and March 2003.                                  468,750                    -

 Note payable, due on demand, by ACT Videoconferencing,
 Inc., a United States subsidiary, to an equipment vendor
 at an interest rate of 7%.                                            280,000              280,000

 Notes payable and revolving lines of credit, through
 vendors and various banks, secured by accounts receivable
 and equipment at interest rates ranging from 6% to
 16.75%.  Amounts are due between January 2002 and
 September 2003.                                                       274,934              602,829

 Line of credit by ACT Teleconferencing Services, Inc., a
 United States subsidiary.  This line of credit was repaid
 in April 2001.                                                              -              989,239

 Subordinated two-year convertible note to an equipment
 vendor.  This note was paid in October 2001.                                -              500,000
                                                                -------------------------------------
 Subtotal                                                           12,684,153            6,143,456
 Less deferred interest cost                                           (54,058)            (218,936)
                                                                -------------------------------------
 Subtotal                                                           12,630,095            5,924,520
 Less, current portion of long term debt                            (6,972,977)          (2,871,114)
                                                                -------------------------------------
 Long term debt                                                    $ 5,657,118          $ 3,053,406
                                                                =====================================

Total interest paid on notes and capitalized leases for the year ended December 31, 2001, 2000 and 1999 amounted to approximately $1.3 million, $856,000, and $848,000, respectively.

                          ACT Teleconferencing, Inc.

3. Long and Short Term Debt (continued)

The aggregate minimum annual payments as of December 31, 2001 for long-term debt are as follows:

     2002                                          $ 6,972,977
     2003                                            3,464,136
     2004                                            1,096,491
     2005                                            1,096,491
                                                 ---------------
                                                   $12,630,095
                                                 ===============

4. Commitments--Operating and Capitalized Leases

Operating Leases

The Company leases office space and office equipment. These leases expire January 2002 through July 2008. Total rent expense charged to operations was $1.9 million, $1.3 million, and $1.4 million for the years ended December 31, 2001, 2000 and 1999, respectively.

Capitalized Leases

The Company leases telecommunication equipment and office equipment, including computers and furniture, under long-term leases classified as capital leases. For several of these leases, the Company has the option to purchase the equipment for a nominal cost at the termination of the lease.

The following property is secured under capital leases:

                                                         December 31,
                                                      2001           2000
                                                 -----------------------------
     Telecommunications and office equipment,
     computers and furniture                       $4,220,160     $3,639,399
     Less accumulated depreciation                   (916,488)      (633,024)
                                                 -----------------------------
     Net carrying value of equipment secured       $3,303,672     $3,006,375
                                                 =============================

                          ACT Teleconferencing, Inc.

4.   Commitments--Operating and Capitalized Leases (continued)

The aggregate minimum annual commitments for operating and capital leases as of December 31, 2001 are as follows:

                                                              Operating         Capital
                                                                Leases           Leases
                                                            ------------------------------
       2002                                                 $   1,761,776      $ 1,315,597
       2003                                                     1,054,881        1,081,486
       2004                                                       846,544          287,841
       2005                                                       475,439          108,198
       2006 and thereafter                                        762,824            4,965
                                                            ------------------------------
       Total minimum lease payments                         $   4,901,464        2,798,087
                                                            =============
       Less amounts representing interest                                         (288,381)
                                                                               -----------
       Present value of net minimum capital
        leases payments                                                          2,509,706
       Less capital lease obligations due
        within one year                                                         (1,128,161)
                                                                               -----------
       Capital lease obligations due after one year                            $ 1,381,545
                                                                               ===========

During 2001 and 2000, the Company incurred capital lease obligations of $1.1 million and $1.6 million respectively, in connection with lease agreements to acquire equipment.

5.   Shareholders' Equity

Preferred Stock

Series A. On October 19, 1999, the Company issued 2,000 shares of Series A 8% Preferred Stock ("Series A") to GMN Investors II, L.P. for $2.0 million. This transaction was accompanied by the issuance of 400,000 warrants to purchase shares of common stock at $7.00 per share (see warrants below). On October 11, 2001, the Company liquidated the 2,000 outstanding shares of its Series A in an amount $2.0 million plus accrued dividends of $338,176. This liquidation involved the issuance of 200,000 shares of restricted common stock valued at $1.3 million based upon an agreed upon price with GMN Investors II, L.P. and $1.0 million in cash, including accrued dividends. This liquidation resulted in an additional dividend charge of approximately $240,000, including $35,000 in consideration for the repricing of the 400,000 warrants from an exercise price of $7.00 to $6.45, based on the fair value on the date of liquidation.

                          ACT Teleconferencing, Inc.

5.   Shareholders' Equity (continued)

Common Stock

2001 Private Placement. In September 2001, the Company completed a private offering of 769,231 shares of restricted common stock to Special Situations Fund III, L.P., Special Situations Cayman Fund, L.P., and Special Situations Private Equity Fund, L.P. at $6.50 per share for net proceeds of $4.6 million. Commissions and other costs of $366,000 were netted against the proceeds of this private placement.

2000 Offering. In May 2000, the Company registered an offering issuing 800,000 shares of common stock at $5.00 per share for net proceeds of $3.1 million. In association with this offering, the Company issued 480,000 warrants. (See warrants outstanding below).

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

On March 31, 1998, in conjunction with the issuance of its $1.6 million subordinated promissory notes, the Company issued stock purchase warrants for the purchase of 183,853 shares of common stock at an exercise price of $7.00 per share to Sirrom Capital Corp. with a fair value of approximately $240,000. Since the loan was not repaid by March 31, 2000, the warrants were increased by 32,949 with a fair value of approximately $255,000 due to a temporary significant increase in the Company's stock price. The loan was repaid in April 2001, with no additional warrants being issued. This repayment resulted in an extraordinary write-off of these warrant costs in an amount of $336,000. At December 31, 2001, Sirrom Capital Corp. has 216,802 warrants outstanding,, which expire in April 2003.

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

                          ACT Teleconferencing, Inc.

5.   Shareholders' Equity (continued)

Warrants (continued)

During 2000, the Company issued 60,000 warrants at a strike price of $10 and a fair value of approximately $20,000, for consulting services expiring in January 2003.

In association with the 2000 offering, the Company issued 400,000 warrants to the subscribers and 80,000 warrants to the underwriters at an average strike price of $6.14 and expiring in May 2005. In 2001, 354,000 of the warrants issued to the subscribers were converted and the company received proceeds of $2.1 million.

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

                          ACT Teleconferencing, Inc.

6.   Stock Option Plan (continued)

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

A summary of the Company's stock option activity, and related information for the years ended December 31 follows:

                                                2001                        2000                        1999
                                   -----------------------------------------------------------------------------------
                                                    Weighted                    Weighted                     Weighted
                                                     Average                     Average                      Average
                                                    Exercise                    Exercise                     Exercise
                                     Options          Price        Options        Price        Options        Price
                                   -----------------------------------------------------------------------------------
Outstanding-beginning of year       1,165,240       $  4.82       1,106,352     $  4.93        902,437      $   4.89
Granted                               228,999          5.30         150,900        5.97        221,700          5.18
Exercised                            (358,421)         3.98         (38,576)       5.39         (4,500)         3.00
Forfeited                             (99,127)         5.24         (53,436)       6.05        (13,285)         7.35
                                   -----------------------------------------------------------------------------------
Outstanding-end of year               936,691       $  5.21       1,165,240     $  4.82      1,106,352      $   4.93
                                   ===================================================================================

Exercisable at end of year            557,675       $  4.95         778,720     $  4.32        561,837      $   4.02
Weighted-average fair value
of options granted during the
year
  Market price equals
  exercise price at date of
  grant                            $     3.99                    $     5.01                 $     3.78
  Market price exceeds
  exercise price at date of
  grant                                     -                             -                 $     4.05

                          ACT Teleconferencing, Inc.

6.   Stock Option Plan (continued)

The following table summarizes our stock options outstanding at December 31, 2001:

                                                  Weighted-Average
       Exercise Price                                remaining           Weighted-Average
          Range                 Shares            contractual life        exercise price
  --------------------------------------------------------------------------------------------
        $1.00-$2.20             91,500                2.14 years              $1.79
        $2.75-$3.03             98,200                4.77 years              $2.95
        $4.25-$5.25            322,450                8.26 years              $4.92
        $5.50-$6.50            272,800                6.44 years              $5.85
        $7.00-$8.00             74,550                8.56 years              $7.44
              $9.00             77,191                6.49 years              $9.00
                             ---------
                               936,691
                             =========


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

                          ACT Teleconferencing, Inc.

6.   Stock Option Plan (continued)

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows:

                                             2001                  2000               1999
                                        -------------------------------------------------------
Pro forma net income (loss)
 after extraordinary item               $ (1,313,701)         $   361,635         $ (1,001,935)
Pro forma net income (loss) per
 diluted share after
 extraordinary item                     $      (0.20)         $      0.06         $      (0.22)

7.   Income Taxes

Income tax expense and the related current and deferred tax liabilities for all periods presented relate primarily to the Company's U.K. and Canadian operations.

For financial reporting purposes, income (loss) before income taxes and extraordinary item includes the following components:

                                             2001               2000              1999
                                          -----------------------------------------------
     Pretax income (loss):
        United States                     $   75,052         $1,279,555        $ 710,747
        Foreign                            1,000,687          1,604,610          (19,489)
                                          ----------------------------------------------
                                          $1,075,739         $2,884,165        $ 691,258
                                          ==============================================

The provision for income taxes for the years ended December 31, is comprised of the following:

                                             2001             2000            1999
                                          --------------------------------------------
     Current                              $ 765,569        $ 769,833        $ 393,331
     Deferred                               109,546           10,417           21,535
                                          -------------------------------------------
                                          $ 875,115        $ 780,250        $ 414,866
                                          ===========================================

                          ACT Teleconferencing, Inc.

7.   Income Taxes (continued)

The reconciliation of income tax attributable to continuing operations computed at the U.S. federal statutory tax rates to actual income tax expense is:

                                                           2001             2000             1999
                                                        --------------------------------------------
Expected rate at 35%                                    $ 376,509       $1,009,458         $241,940
Effect of permanent difference                            287,243          128,794           41,567
Utilization of net operating losses                      (516,443)        (289,918)         (40,339)
Foreign Taxes                                             (79,982)        (126,173)         (38,692)
Valuation allowance                                       363,756          323,011          210,390
Other                                                     444,032         (264,922)               -
                                                        -------------------------------------------
                                                        $ 875,115       $  780,250         $414,866
                                                        ===========================================

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of December 31 are as follows:

                                                               2001                2000               1999
                                                          --------------------------------------------------
Deferred Tax Liabilities-Domestic
 Tax depreciation in excess of book depreciation          $  (275,705)        $  (484,429)       $  (495,277)
  Other                                                       (50,859)            (58,730)           (93,998)
                                                          --------------------------------------------------
                                                             (326,564)           (543,159)          (589,275)
Deferred Tax Assets-Domestic
  Net operating loss carry-forward                          1,281,888           1,475,163          1,826,424
  Foreign currency translation                                542,000                   -                  -
  Reserves for doubtful accounts                               96,020             163,287             28,723
                                                          --------------------------------------------------
                                                            1,919,908           1,638,450          1,855,147

Valuation allowance for deferred tax assets                (1,593,344)         (1,095,291)        (1,265,872)
                                                          --------------------------------------------------

Net deferred tax-Domestic                                 $         -         $         -        $         -
                                                          ==================================================

Deferred Tax Liabilities-International
 Tax depreciation in excess of book depreciation          $  (415,987)        $  (306,441)       $  (320,112)

Deferred Tax Assets-International
  Net operating loss carry-forward                            907,467           1,167,128          1,096,655

Valuation allowance for deferred tax assets                  (907,467)         (1,167,128)        (1,096,655)
                                                          --------------------------------------------------
Net deferred tax liability-International                  $  (415,987)        $  (306,441)       $  (320,112)
                                                          ==================================================

                          ACT Teleconferencing, Inc.

7.   Income Taxes (continued)

Taxes of $300,000, $748,000 and $23,000 were paid during 2001, 2000, and 1999 respectively. The domestic and international net operating loss carry forwards of approximately $3.5 million and $3.0 million, respectively, will begin to expire in the year 2005. The Company has not provided for any taxes on undistributed foreign earnings as the Company intends to permanently reinvest these earnings in the future growth of the business and there are no unremitted, cumulative foreign earnings.

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

Also in July 2001, the board of directors authorized a loan, with recourse, to one of its officers in the amount of $347,875. The purpose of the loan was to assist the officer in exercising stock options. This loan is secured, bears interest at 6%, and matures on November 1, 2006. The 115,000 shares issued upon exercise of the stock options is recorded in shareholders' equity but this transaction has no financial effect on shareholders' equity as the loan offsets the amount recorded to common stock for the exercise of the options. An increase in shareholders' equity will be recognized as the loan is paid back to the Company.

                          ACT Teleconferencing, Inc.

9.   Earnings Per Share

The following table sets forth the computation of the denominator for the calculation of basic and diluted earnings per share. The numerator in the computation of earnings per share is the same as that displayed on the face of the income statement.

                                                              December 31
                                                 2001            2000            1999
                                             -------------------------------------------
Denominator:
  Basic shares                                6,653,974       5,312,200       4,393,963
  Effect of dilutive securities
   Employee stock options                             -         461,353         251,076
   Warrants                                           -         222,712          10,462
   Convertible debentures                             -          27,665               -
                                             ------------------------------------------
  Dilutive effect                                     -         711,730         261,538
                                             ------------------------------------------
  Denominator                                 6,653,974       6,023,930       4,655,501
                                             ==========================================

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

The Company's decisions on resource allocation and performance assessment are primarily based on the market potential of each regional operating location. Each of the locations offers the same products and services, has similar customers and equipment, and is managed directly by the Company's executives, allowing all locations to be aggregated under the guidelines of FASB Statement No. 131 resulting in one reportable line of business to the extent that services are separately identifiable. Prior to October 2001, audio conferencing services comprised approximately 90 percent of total services. Video and other conferencing services were approximately 10 percent of total revenues.

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

                          ACT Teleconferencing, Inc.

10.  Business Segment Analysis (continued)

The following summary provides financial data for the Company's operating segments for the year ended December 31, 2001. It is impracticable for the Company to present comparative information for the years ended December 31, 2000 and 1999 as the information, other than revenue amounts, does not exist as the Company assessed performance based on geographic markets rather than product markets.

For the year ended December 31, 2001:

                                      Audio          Video          Internet       Subtotal        Corporate         Total
                                    -----------------------------------------------------------------------------------------
(in thousands)
Net Revenues                        $41,589        $ 5,054         $      -        $ 46,643        $       -        $ 46,643
Income (loss) before tax and
 extraordinary item                   5,079           (656)            (872)          3,551           (2,475)          1,076
Extraordinary item                        -              -                -               -              416             416
Interest expense                        620             69               90             779              561           1,340
Depreciation and
 amortization                         3,310            608              110           4,028              115           4,143
Tax expense                             722            103                -             825               50             875
Total assets                         31,469         14,301            1,494          47,264            6,223          53,487

The following summary provides financial data for significant geographic markets in which the Company operates:

For the year ended December 31, 2001:

                                 North America           Europe            Asia Pacific         Total
                                -----------------------------------------------------------------------
(in thousands)
Net Revenues                     $   27,834            $ 15,670            $   3,139           $46,643
Long-Lived Assets                    15,514               8,525                2,830            26,869
Deferred Tax Liability                   97                 319                    -               416

For the year ended December 31, 2000:

                                 North America           Europe            Asia Pacific         Total
                                -----------------------------------------------------------------------
(in thousands)
Net Revenues                     $   22,147            $ 12,916            $   2,637           $ 37,700
Long-Lived Assets                    10,695               4,928                2,604             18,227
Deferred Tax Liability                   27                 280                    -                307

For the year ended December 31, 1999:

                                 North America           Europe            Asia Pacific         Total
                                -----------------------------------------------------------------------
(in thousands)
Net Revenues                     $   14,183           $  12,049            $   2,097           $ 28,329
Long-Lived Assets                     7,282               4,210                1,240             12,732
Deferred Tax Liability                    -                 320                    -                320

                          ACT Teleconferencing, Inc.

10.  Business Segment Analysis (continued)

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

                          ACT Teleconferencing , Inc.

14.  Quarterly Results of Operations (unaudited)

The following is a summary of the quarterly results of operations for the years ended December 31, 2001, 2000 and 1999.

                                                        March 31      June 30     September 30   December 31
                                                      -------------------------------------------------------
Year ended December 31, 2001
Net revenues                                          $11,525,464   $11,821,771    $10,775,704   $12,520,350
Gross profit                                            5,546,267     5,321,126      5,824,904     5,424,562
Operating income                                          975,107       622,811      1,178,588      (360,655)

Net income (loss )before extraordinary item               352,046       251,742        549,403      (952,567)
Extraordinary item                                              -      (416,366)             -             -
Net income (loss)                                         352,046      (164,624)       549,403      (952,567)
Preferred stock dividends                                 (40,000)      (40,000)       (40,000)     (257,803)
Net income (loss) available to common
   shareholders                                           312,046      (204,624)       509,403    (1,210,370)
Weighted average number of shares outstanding
   Basic                                                6,017,750     6,091,257      6,244,715     8,241,488
   Diluted                                              6,639,123     6,091,257      6,512,622     8,241,488
Earnings per share - basic and diluted
   Net income (loss) before extraordinary item        $      0.05   $      0.04    $      0.08   $     (0.15)
   Extraordinary item                                           -         (0.07)             -             -
   Net income (loss)                                  $      0.05   $     (0.03)   $      0.08   $     (0.15)

Year ended December 31, 2000
Net revenues                                          $ 8,183,767   $ 9,126,623    $ 9,512,611   $10,876,784
Gross profit                                            4,112,111     4,589,496      4,869,510     5,740,595
Operating income                                          845,501       925,463      1,174,470     1,010,474
Net income                                                187,925       204,555        389,273       613,656
Preferred stock dividends                                 (40,000)      (40,000)       (40,000)     (257,803)
Net income available to common shareholders               147,925       164,555        349,273       573,656
Weighted average number of shares outstanding
   Basic                                                4,780,413     5,146,172      5,649,622     5,665,009
   Diluted                                              5,971,935     5,706,844      5,998,461     6,414,467
Net income per share - basic                          $      0.03   $      0.03    $      0.06   $      0.10
Net income per share - diluted                        $      0.02   $      0.03    $      0.06   $      0.09

Year ended December 31, 1999
Net revenues                                          $ 6,842,467   $ 6,429,079    $ 7,221,308   $ 7,835,937
Gross profit                                            3,053,573     3,163,457      3,465,367     3,848,788
Operating income                                          226,407       220,023        669,979       422,862
Net income (loss)                                        (126,471)     (105,371)        86,346       226,921
Preferred stock dividends                                      -0-           -0-            -0-      (44,407)
Net income (loss) available to common
   shareholders                                          (126,471)     (105,371)        86,346      (182,514)
Weighted average number of shares outstanding
   Basic                                                4,027,655     4,437,646      4,508,837     4,595,947
   Diluted                                              4,027,655     4,437,646      4,508,837     5,065,287
Net income (loss) per share - basic and diluted       $     (0.03)  $     (0.02)   $      0.02   $      0.04

                          ACT Teleconferencing , Inc.

15.  Acquisitions

On January 17, 2001, the Company acquired the 40% minority interest in ACT Teleconferencing Limited, based in the United Kingdom, from David Holden, the Company's Regional Managing Director of Europe, for 360,000 shares of the Company's common stock valued at $2.2 million, notes payable of $6.1 million ($1.8 million at an interest rate of 10% and $4.3 million at an interest rate of 7%) and cash of $794,000 for a total of approximately $9.1 million. The Company has established an escrow account of approximately $1.4 million as partial security for the notes payable. Related to this acquisition, the Company recorded goodwill of $5.7 million and a non-complete agreement in the amount of $1.5 million. ACT Teleconferencing Limited has historically provided primarily audio conferencing services and will continue to complement the Company's services in that arena.

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

                          ACT Teleconferencing , Inc.

15.  Acquisitions (continued)

These acquisitions were accounted for under the purchase method of accounting. The pro forma unaudited results of operations for the years ended December 31, 2001 and 2000, assuming consummation of the purchases as of January 1, 2000, are as follows:

                                                                                     For the years ended
                                                                                         December 31,
                                                                                     2001            2000
                                                                                 ----------------------------
                                                                                 (Unaudited)      (Unaudited)
          Net revenues                                                           $51,322,289      $44,595,785

          Net income (loss) before extraordinary item                               (220,456)         508,566
          Extraordinary item                                                        (416,366)               -
                                                                                 ----------------------------
          Net income (loss)                                                         (636,822)         508,566
          Preferred stock dividends                                                 (377,803)        (160,000)
                                                                                 ----------------------------
          Net income (loss) available to common shareholders                     $(1,014,625)     $   348,566
                                                                                 ============================
          Weighted average number of shares outstanding - basic                    6,653,974        5,672,200
                                                                                 ============================
          Weighted average number of shares outstanding - diluted                  6,653,974        6,383,930
                                                                                 ============================

          Earnings per share
                Basic
                  Net income before extraordinary item                           $     (0.09)     $      0.06
                  Extraordinary item                                             $     (0.06)               -
                                                                                 ----------------------------
                  Net income (loss)                                              $     (0.15)     $      0.06
                                                                                 ============================

                Diluted
                  Net income before extraordinary item                           $     (0.09)     $      0.05
                  Extraordinary item                                             $     (0.06)               -
                                                                                 ----------------------------
                  Net income (loss)                                              $     (0.15)     $      0.05
                                                                                 ============================

16.  Subsequent Events

On January 2, 2002, the Company acquired Proximity, Inc., one of the world's largest providers of room-based videoconferencing services, for 350,000 restricted shares of the Company's common stock valued at $2.7 million, notes payable of $750,000, and cash of $500,000 for a total of approximately $4.0 million. In addition, 150,000 shares of the Company's common stock have been placed into escrow and are deliverable to certain of Proximity's shareholders upon satisfaction of certain earnout provisions. If the earnout provisions are achieved, the shares of common stock earned will be valued based on the Fair Market Value on the earnout date and recorded as additional goodwill. If the earnout provisions are not achieved, the 150,000 shares of common stock, or a portion thereof, will revert back to the Company.

           Schedule I--Condensed Financial Information of Registrant

                           ACT Teleconferencing, Inc.

                            Condensed Balance Sheets

                           December 31, 2001 and 2000

                                                              2001             2000
                                                         -----------------------------
Assets
   Current assets                                         $ 2,834,434      $   389,425
   Equipment (net of accumulated depreciation of
    $547,000 and $212,000)                                  1,593,762        1,474,095
   Other long term assets                                   1,795,706          986,228
   Investment in and advances to subsidiaries              33,875,700       16,489,829
                                                         -----------------------------
Total assets                                              $40,099,602      $19,339,577
                                                         =============================

Liabilities and shareholders' equity
Current liabilities:
   Accounts payable and accrued liabilities               $   822,502      $ 1,031,244
   Current portion of debt                                  4,485,441        1,303,942
                                                         -----------------------------
   Total current liabilities                                5,307,943        2,335,186
Long-term debt                                              5,628,664        2,770,598
Preferred stock, no par value, 2,000,000 shares
   authorized; 2,000 issued (at December 31, 2000)                  -        1,752,689
Shareholders' equity:
   Common stock, no par value; 25,000,000 shares
      authorized 8,620,134 and 5,671,140 shares issued
      and outstanding in 2001 and 2000, respectively       34,728,966       16,492,381
   Accumulated deficit                                     (5,565,971)      (4,011,277)
                                                         -----------------------------
Total shareholders' equity                                 29,162,995       12,481,104
                                                         -----------------------------
Total liabilities and shareholder's equity                $40,099,602      $19,339,577
                                                         =============================

See accompanying condensed notes to financial statements.

                           ACT Teleconferencing, Inc.

                       Condensed Statement of Operations

             For the years ended December 31, 2001, 2000, and 1999

                                                     2001           2000           1999
                                                  -----------------------------------------
Equity in undistributed earnings of subsidiaries   $ 3,525,954   $ 3,489,278    $ 1,686,118

Selling, general and administration
 expense                                            (2,764,102)   (1,458,932)    (1,181,353)
Interest expense, net                                 (561,228)     (634,937)      (423,340)
                                                 ------------------------------------------
Net income before extraordinary item                   200,624     1,395,409         81,425
Extraordinary item                                    (416,366)            -              -
                                                  -----------------------------------------
Net income (loss) after extraordinary item            (215,742)    1,395,409         81,425
Preferred stock dividends                             (377,803)     (160,000)       (44,407)
                                                  -----------------------------------------
Net income (loss) available to common
 shareholders                                      $  (593,545)  $ 1,235,409    $    37,018
                                                  =========================================

See accompanying condensed notes to financial statements.

                          ACT Teleconferencing, Inc.
                      Condensed Statements of Cash Flows
             For the years ended December 31, 2001, 2000, and 1999

                                                                  2001          2000           1999
                                                              -----------------------------------------
Operating activities
Net income (loss)                                             $  (215,742)   $ 1,395,409    $    81,425
Adjustments to reconcile net income (loss) to net
  cash used for operating activities:
        Extraordinary items                                       416,366              -              -
        Equity in undistributed earnings of
         subsidiaries                                          (3,525,954)    (3,489,278)    (1,686,118)
        Dividends received from subsidiary                      1,713,000              -              -
        Depreciation                                              335,338         84,842         62,541
        Shares issued to consultants                               68,461        330,924              -
        Amortization of debt costs                                236,923        156,462              -
        Changes in operating assets and liabilities,
         net of effects of business combinations:
           Current Assets                                         (46,706)       110,341       (118,378)
           Other assets                                           152,632       (190,968)             -
           Accrued liabilities                                   (342,911)       635,239        (68,346)
                                                              -----------------------------------------
        Net cash used for operating activities                 (1,208,593)      (967,029)    (1,728,876)

Investing activities
Equipment purchases                                              (455,005)    (1,204,990)       227,018
Short-term notes redeemed                                               -              -        (24,000)
Cash held in escrow                                            (1,355,951)             -              -
Investment in and advances to subsidiaries                      2,939,148     (1,713,799)    (3,332,946)
Cash paid for acquisitions net of cash acquired                (2,231,363)      (675,276)             -
                                                              -----------------------------------------
Net cash used for investing activities                         (1,103,171)    (3,594,065)    (3,129,928)

Financing activities
Net proceeds (repayments) of debt                              (2,636,478)       304,442        311,804
Net proceeds from the issuance of common stock                  8,036,545      3,411,278      4,014,072
Net issuance (redemption) of preferred stock                     (690,000)             -      1,693,006
Deferred loan issuance costs                                            -              -        (44,445)
                                                              -----------------------------------------
Net cash provided by financing activities                       4,710,067      3,715,720      5,974,437
                                                              -----------------------------------------
Net increase (decrease) in cash and cash
  equivalents                                                   2,398,303       (845,374)     1,115,633
Cash and cash equivalents beginning of year                       270,259      1,115,633              -
                                                              -----------------------------------------
Cash and cash equivalents end of year                         $ 2,668,562    $   270,259    $ 1,115,633
                                                              =========================================

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

Debt and Guarantees

Information on the debt of the Company is disclosed in Note 2 of the Notes to Consolidated Financial Statements of ACT Teleconferencing, Inc. included elsewhere herein. Certain subsidiaries of the Company have guaranteed debt of $890,000 that is due on March 31, 2003. In April 2001, the Company repaid $1.6 million of this outstanding note. The Company's ability to transfer assets, in the form of a dividend, loan, or advance, from these subsidiaries is restricted under the loan agreement. Approximately $18.0 million of consolidated subsidiaries net assets, at December 31, 2001, are restricted.

Reclassifications

Certain reclassifications have been made to the 2000 and 1999 financial statement presentation to conform to the 2001 presentation.

                 Schedule II--Valuation Of Qualifying Accounts

                          ACT Teleconferencing, Inc.
                  Allowance for Doubtful Accounts Receivable

                                                         Additions/
                                            Balance at   Charges to                Balance at
                                            Beginning     Costs and                  End of
                                            Of Period     Expenses    Deductions     Period
                                            ---------     --------    ----------     ------
For the year ended December 31, 2001:
   Allowance for doubtful accounts
      receivable                             $621,059     $640,888    $(670,830)    $591,117
                                            =================================================

For the year ended December 31, 2000:
   Allowance for doubtful accounts
      receivable                             $153,677     $475,652    $  (8,270)    $621,059
                                            =================================================

For the year ended December 31, 1999:
   Allowance for doubtful accounts
      receivable                             $ 32,644     $138,501    $ (17,468)    $153,677
                                            =================================================

                               Index to Exhibits

All exhibits are filed electronically or incorporated by reference.

                                   EXHIBITS

      Number   Description
      ------   -----------

       1.1(1)  Form of Agency Agreement
       1.3(1)  Form of Agent's Warrant
       1.4(1)  Form of Warrant Agreement
       3.1(2) Restated articles of incorporation of ACT April 15, 1996, as amended October 18, 1999, and November 26, 2001
       3.2(3)  Bylaws of ACT, amended and restated as of May 22, 2001
       4.1(4)  Form of specimen certificate for common stock of ACT
      10.1(4) Stock option plan of 1991, as amended, authorizing 400,000 shares of common stock for issuance under the plan
      10.2(4)  Form of stock option agreement
      10.3(4)  Form of common stock purchase warrant
     10.10(4) Split dollar insurance agreement dated March 1, 1990, between ACT and Gerald D. Van Eeckhout
     10.11(10) Service agreement dated April 10, 1992 between David Holden and
               ACT Teleconferencing Limited
     10.12(10) Share purchase agreement by and between ACT Teleconferencing,
               Inc. and David L. Holden & others.
     10.13(10) Instrument constituting (Pounds)1,172,000 convertible secured A loan notes and (Pounds)2,980,000 convertible secured B loan notes by and between ACT Teleconferencing, Inc. and David L. Holden & others
     10.19(5)  Stock option plan of 1996, as amended
     10.20(2)  Employee stock purchase plan, as amended
     10.22(6) Loan and security agreement dated March 31, 1998 and form of stock purchase warrant with Sirrom Capital Corporation and Equitas L.P.
     10.23(6)  Loan agreement with Key Bank, N.A.
     10.24(7) Lease commitment and warrant with R.C.C. Finance Group Ltd. 10.25(7) Contract for the supply of conferencing services design development and information signed July 14, 1998 between ACT Teleconferencing Services, Inc. and Concert Global Networks Limited
     10.26(7) Agreement for the supply of conferencing services signed July 14, 1998 between ACT Teleconferencing Services, Inc. and Concert Global Networks Limited
     10.27(7) Agreement for videoconferencing equipment and services (GTE Telephone Operating Companies) dated October 1, 1998
     10.28(2)  Stock option plan of 2000, as amended
     10.29(2) Service order attachment signed March 15, 2001, between ACT Teleconferencing Services, Inc. and AT&T Corporation for the supply of domestic voice/data services.

     10.30(8)  Asset Purchase Agreement by and between ACT Teleconferencing,
               Inc., ACT Videoconferencing, Inc. and PictureTel Corporation
               dated as of October 4, 2001.
     10.31(8)  Note in the original principal amount of $2.25 Million with ACT
               Teleconferencing, Inc. as maker and PictureTel Corporation as holder.
     10.32(8)  Letter agreement between ACT Teleconferencing, Inc. and GMN
               Investors II, L.P. dated as of October 11, 2001, for the
               redemption of Series A Preferred Stock.
     10.33(8)  Amended and Restated Warrant between ACT Teleconferencing, Inc.
               and GMN Investors II, L.P.
     10.34(8)  Terms and Conditions for Purchase of Shares between ACT
               Teleconferencing, Inc. and Special Situations Fund III, L.P.,
               Special Situations Cayman Fund, L.P., and Special Situations
               Private Equity Fund, L.P.
     10.35(9)  Agreement and Plan of Merger dated as of December 21, 2001, by and among ACT Teleconferencing, Inc., ACT Proximity, Inc.,
               Proximity, Inc., Robert C. Kaphan, Richard Parlato, and North
               Atlantic Venture Fund II, L.P.
     10.36(11) Promissory note to Gerald Van Eeckhout
     10.37(11) Security agreement to Gerald Van Eeckhout
     10.38(11) Long term stock incentive for Gene Warren dated July 1, 2001 10.39(11) Promissory note to Gene Warren
     10.40(11) Security agreement to Gene Warren
     10.41(11) Line of credit agreement with Wells Fargo Business Credit
        21(12) Subsidiaries of ACT Teleconferencing, Inc.
        23     Consent of independent auditors
___________

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

(10) Incorporated by reference, attached as an exhibit to our report on Form 8-K filed with the Securities and Exchange Commission on January 31, 2001, File No. 0-27560.

(11) Incorporated by reference, attached as an exhibit to our report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2002, File No. 0-27560.

(12) Previously filed.