Form 10-Q
period 2002-03-31
ACT TELECONFERENCING INC
filed 2002-05-15
CIK 918709

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly	Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2002

or

☐ Transition	Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______ to ________.

Commission file number 0-27560

ACT Teleconferencing, Inc.
(Exact name of registrant as specified in its charter)

Colorado	84-1132665
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1658 Cole Blvd., Suite 130, Golden, Colorado 80401
(Address of principle executive officers, zip code)

(303) 235-9000
(Registrant’s telephone number, including area code)

Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes       X         No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common stock, no par value - 9,144,370 shares as of May 13, 2002.

ACT TELECONFERENCING, INC.

FORM 10-Q

PART I – Financial Information

ACT Teleconferencing, Inc.
Consolidated Balance Sheets

	March 31 2002	December 31 2001
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$2,726,248	$5,126,723
Accounts receivable (net of allowance for doubtful accounts of $739,000 and $591,000 in 2002 and 2001, respectively)	10,363,093	9,468,057
Prepaid expenses and other current assets	1,344,496	914,391

Total current assets	14,433,837	15,509,171

Equipment:
Telecommunications equipment	14,228,458	14,270,491
Software	4,628,696	4,453,807
Office equipment	8,914,243	8,143,992
Less: accumulated depreciation	(9,821,222)	(8,760,256)

Total equipment – net	17,950,175	18,108,034

Other assets:
Goodwill	20,385,061	16,476,194
Other intangible assets (net of accumulated amortization of $297,000 and $221,000 in 2002 and 2001, respectively) respectively)	1,248,790	1,313,043
Cash held in escrow	1,355,951	1,355,951
Other long term assets	465,795	473,185
Long term note receivable from a related party	255,653	251,383

Total assets	$56,095,262	$53,486,961

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$4,472,809	$3,950,445
Accrued liabilities	5,079,748	3,716,323
Current portion of debt	6,211,830	6,972,977
Capital lease obligations due in one year	1,045,906	1,128,161
Income taxes payable	859,292	1,101,409

Total current liabilities	17,669,585	16,869,315

Long-term debt	6,503,591	5,657,118
Capital lease obligations due after one year	1,205,860	1,381,546
Deferred income taxes	452,132	415,987

Shareholders’ equity:
Common stock, no par value; 25,000,000 shares authorized 8,994,370 and 8,620,134 shares issued and outstanding in 2002 and 2001, respectively	37,605,759	34,728,966
Accumulated deficit	(5,708,652)	(4,167,312)
Accumulated other comprehensive loss	(1,633,013)	(1,398,659)

Total shareholders’ equity	30,264,094	29,162,995

Total liabilities and shareholders’ equity	$56,095,262	$53,486,961

See accompanying notes to consolidated financial statements.

ACT Teleconferencing, Inc.
Consolidated Statements of Operations
(Unaudited)

	For the three months ended March 31,
	2002	2001
Net revenues	$12,770,216	$11,525,464
Cost of services	8,345,188	5,979,197

Gross profit	4,425,028	5,546,267
Selling, general and administration expense	5,500,466	4,571,160

Operating income (loss)	(1,075,438)	975,107
Interest expense, net	343,333	397,287

Income (loss) before income taxes	(1,418,771)	577,820
Provision for income taxes	122,569	225,774

Net income (loss)	(1,541,340)	352,046
Preferred stock dividends	—	(39,999)

Net income (loss) available to common shareholders	$(1,541,340)	$312,047

Net income (loss) per share – basic and diluted	$(0.17)	$0.05

Weighted average number of shares outstanding—basic	8,978,257	6,017,750

Weighted average number of shares outstanding—diluted	8,978,257	6,639,123

See accompanying notes to consolidated financial statements.

ACT Teleconferencing, Inc.
Consolidated Statements of Shareholders’ Equity
(Unaudited)

	Common Stock		Accumulated Deficit	Accumulated other comprehensive income (loss)	Total
	Shares	Amount
Balance at January 1, 2002	8,620,134	$34,728,966	$(4,167,312)	$(1,398,659)	$29,162,995
Shares issued for acquisitions, net of issuance cost of $15,677	350,000	2,721,323			2,721,323
Issuance of warrant in association with debt		29,516			29,516
Shares purchased by employees	24,236	125,954			125,954
Comprehensive income
Net income (loss)			(1,541,340)		(1,541,340)
Other comprehensive loss, net of tax
Foreign currency translation				(234,354)	(234,354)

Total comprehensive income					(1,775,694)

Balance at March 31, 2002	8,994,370	$37,605,759	$(5,708,652)	$(1,633,013)	$30,264,094

See accompanying notes to consolidated financial statements.

ACT Teleconferencing, Inc.

Consolidated Statements of Cash Flow
(Unaudited)

	For the three months ended
	March 31
	2002	2001
Operating activities
Net income (loss)	$(1,541,340)	$352,046
Adjustments to reconcile net income (loss) to net
cash used for operating activities:
Depreciation	1,092,870	740,775
Amortization of goodwill (for 2001 only) and other intangible assets	75,535	120,960
Amortization of debt costs	45,532	106,281
Deferred income taxes	41,420	(26,170)

Cash flow before changes in operating assets and liabilities:	(285,983)	1,293,892

Changes in operating assets and liabilities, net of effects of business combinations:
Accounts receivable	(726,219)	(1,823,886)
Prepaid expenses and other assets	(317,855)	(74,415)
Accounts payable	109,623	1,665,558
Accrued liabilities	1,309,066	656,572
Income taxes payable	(222,675)	252,866

Net cash (used in) provided by operating activities	(134,043)	1,970,587

Investing activities
Equipment purchases	(463,202)	(2,046,559)
Cash held in escrow	—	(1,103,850)
Cash paid for acquisitions, net of cash acquired	(498,468)	(793,977)

Net cash used for investing activities	(961,670)	(3,944,386)

Financing activities
Net proceeds from the issuance of debt	17,634	574,852
Repayments of debt and capital leases	(1,245,783)	(284,000)
Net proceeds from the issuance of common stock	125,955	199,923

Net cash (used in) provided by financing activities	(1,102,194)	490,775
Effect of exchange rate changes on cash	(202,568)	(45,635)

Net decrease in cash and cash equivalents	(2,400,475)	(1,528,659)
Cash and cash equivalents beginning of period	5,126,723	3,025,056

Cash and cash equivalents end of period	$2,726,248	$1,496,397

Cash paid for interest	$228,000	$291,000
Cash paid for income taxes	$329,000	$43,000

See accompanying notes to financial statements.

ACT Teleconferencing, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Note 1-Basis of Presentation and Significant Accounting Policies

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three-month periods ending March 31, 2002, are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information, refer to the financial statements and footnotes included in our annual report on Form 10-K for the year ended December 31, 2001, and its amendments and subsequent filings.

The consolidated financial statements include the accounts of ACT Teleconferencing, Inc., and its wholly-owned domestic and worldwide subsidiaries. With the exception of ACT Business Solutions Limited, which is 96.7% held, ACT owns 100% of all of its subsidiaries. Significant intercompany accounts and transactions have been eliminated.

Business

ACT Teleconferencing, Inc. is a full–service provider of audio, video, data and internet–based teleconferencing services to businesses and organizations in North America, Europe, and Asia Pacific. Our conferencing services enable our clients to cost–effectively conduct remote meetings by linking participants in geographically dispersed locations. We are present in ten countries with sales and service delivery centers in nine countries and a sales office and European regional headquarters in Belgium. Our primary focus is to provide high value-added conferencing services to organizations such as professional service firms, investment banks, high tech companies, law firms, investor relations firms, and other domestic and multinational companies.

Recent Pronouncements

The Company adopted SFAS 142 for acquisitions occurring prior to July 1, 2001 on January 1, 2002. SFAS 142 requires nonamortization of goodwill and intangible assets that have indefinite useful lives and annual impairment tests of those assets. The statement also provides specific guidance about how to determine and measure goodwill and intangible asset impairments, and requires additional disclosure of information about goodwill and other intangible assets. Goodwill and intangible assets acquired after June 30, 2001 were subject to the nonamortization provisions of the statement. The Company is in the process of performing the transitional goodwill impairment test required by SFAS 142 and expects this to be completed by June 30, 2002. The following presents March 31, 2001 net income and per share amounts exclusive of goodwill amortization as required by SFAS 142:

Note 1-Basis of Presentation and Significant Accounting Policies (continued)

Recent Pronouncements (continued)

	Net Income	Basic	Diluted
Reported net income and earnings per share	$312,047	$0.05	$0.05
Add back goodwill amortization	96,000	0.02	0.01

Adjusted net income and earnings per share	$408,047	$0.07	$0.06

Other intangibles includes a non-compete agreement with one of our subsidiary officers in the amount of approximately $1.5 million less accumulated amortization of $293,000 at March 31, 2002.

The estimated future aggregate amortization expense for existing other intangible assets as of December 31, 2001 is $300,000 in 2002, $300,000 in 2003, $300,000 in 2004, and $300,000 in 2005.

At December 31, 2001, goodwill recorded at the segment reporting level was $6.98 million in audio services and $9.5 million in video services.

Foreign Currency Conversion

The financial statements of the Company’s foreign subsidiaries have been translated into United States dollars at the weighted average exchange rate during the quarter for the statements of operations and quarter-end rate for the balance sheets.

Internal Use Software

The Company capitalizes costs of materials, consultants, and payroll and payroll-related costs which are incurred in developing internal-use computer software, beginning once the application development stage is attained and continuing until the post-implementation/operation stage is achieved. Costs incurred prior to and after the establishment of the application development stage are charged to general and administrative expenses. The Company capitalized internal use software development costs of $175,000 and $200,000 for the three months ended March 31, 2002 and 2001, respectively.

Reclassifications

Certain reclassifications have been made to the 2001 financial statements presentation in order to conform to the 2002 presentation.

2.    Related Party Transaction

In July 2001, the Company entered into an incentive arrangement with one of the Company’s officers for the issuance of 32,000 shares of restricted common stock as part of his incentive package. The common stock vests and is restricted in four equal amounts over four years. Additional shares may be issued each year for a four year period based on various profit based performance criteria and would have the same vesting and selling restrictions. The Company recognized compensation expense of $32,000 for the three months ended March 31, 2002 related to this agreement.

3.    Acquisitions

On October 10, 2001, with an effective date of October 1, 2001, ACT Videoconferencing, Inc., a wholly owned subsidiary of the Company, closed on the acquisition of substantially all of the assets of PictureTel Corporations’ s 1414c worldwide video conferencing service delivery business (“the Videoconferencing Business).

The following selected unaudited pro forma combined financial information presented below has been derived from the audited historical financial statements of the Company and reflects management’s present estimate of pro forma adjustments, including a preliminary estimate of the purchase price allocations, which ultimately may be different. The unaudited pro forma condensed combined financial statements may not be indicative of the results that actually would have occurred if the transaction described above had been completed and in effect for the periods indicated or the results that may be obtained in the future. The unaudited pro forma condensed combined financial data presented below should be read in conjunction with the audited historical financial statements and related notes thereto of the Company and the Videoconferencing business.

This acquisition was accounted for under the purchase method of accounting. The pro forma unaudited results of operations for the three months ended March 31, 2001, assuming consummation of the purchase as of January 1, 2001, is as follows:

Net revenues	$12,954,000

Net income (loss) available to common shareholders	$300,383

Weighted average number of shares outstanding – basic	6,786,981
Weighted average number of shares outstanding – diluted	7,408,354

Earnings per share – basic and diluted	$0.04

On January 2, 2002, the Company acquired Proximity, Inc., a provider of room-based videoconferencing services, for 350,000 restricted shares of the Company’s common stock valued at $2,737,000, notes payable of $750,000, and cash of $500,000 for a total of approximately $3,987,000. In addition, 150,000 shares of the Company’s common stock have been placed into escrow and are deliverable to Proximity’s shareholders upon satisfaction of certain earnout provisions. If the earnout provisions are achieved, the shares of common stock earned will be valued and recorded on the earnout date. If the earnout provisions are not achieved, the 150,000 shares of common stock, or a portion thereof, will revert back to the Company. The Company has recorded approximately $350,000 in net assets and $3.9 million in goodwill, including $250,000 in acquisition fees. The purchase price is preliminary and may change based on the fair value of assets acquired and liabilities assumed. There is no pro-forma financial information included for this acquisition as it is not material to the Company.

4.    Earnings Per Share

The following table sets forth the computation of the denominator for the calculation of basic and diluted earnings per share. The numerator in the computation of earnings per share is the same as that displayed on the face of the income statement.

	For the three months ended
	March 31
	2002	2001
Denominator:
Basic shares	8,978,257	6,017,750
Effect of dilutive securities
Employee stock options	—	184,828
Warrants	—	436,545

Dilutive effect	—	621,373

Denominator	8,978,257	6,639,123

5.    Business Segment Analysis

The Company’s decisions on resource allocation and performance assessment are primarily based on the market potential of each regional operating location. Each of the locations offers the same products and services, has similar customers and equipment, and is managed directly by the Company’s executives, allowing all locations to be aggregated under the guidelines of FASB Statement No. 131 resulting in one reportable line of business to the extent that services are separately identifiable. Prior to October 2001, audio conferencing services comprised approximately 90% of total services. Video and other conferencing services were approximately 10% of total revenues.

In October 2001, the Company acquired the assets of PictureTel Corporation’s 1414c worldwide video conferencing service delivery business. In association with this acquisition the Company’s decisions on resource allocation and performance will continue to be based on regional market potential but also on the separate operating segments of audio, video, and internet teleconferencing services.

The following summary provides financial data for the Company’s operating segments for the three months ended March 31, 2002. It is impracticable for the Company to present comparative information for the three months ended March 31, 2001 as the information, other than revenue figures, does not exist as the Company assessed performance based on geographic markets rather than product markets.

For the three months ended March 31, 2002:

	Audio	Video	Other	Subtotal	Corporate	Total
(in thousands)
Net Revenues	8,693	3,891	186	12,770	-0-	12,770
Profit (loss) before tax	191	(511)	(219)	(539)	(880)	(1,419)
Interest expense	99	21	18	138	205	343
Depreciation and amortization	762	243	54	1,059	109	1,168
Tax expense	95	28	-0-	123	-0-	123
Total assets	30,473	19,763	1,754	51,990	4,105	56,095

The following summary provides financial data for significant geographic markets in which the Company operates.

For the three months ended March 31, 2002:

	North America	Europe	Asia Pacific	Total
(in thousands)
Net Revenues	7,754	4,039	977	12,770
Long-Lived Assets	24,287	12,331	2,966	39,584
Deferred Tax Liability	139	313	-0-	452

For the three months ended March 31, 2001:

	North America	Europe	Asia Pacific	Total
(in thousands)
Net Revenues	7,017	3,835	673	11,525
Long-Lived Assets	11,327	12,131	2,523	25,981
Deferred Tax Liability	-0-	268	-0-	268

The United States comprises approximately 90% of the North American total revenue, the United Kingdom comprises approximately 90% of the European total revenue, and Australia comprises approximately 68% of the Asia Pacific total revenue.

The Company’s largest customer accounted for 10% and 9% of consolidated revenues and the Company’s second largest customer accounted for 9% and 8% of consolidated revenues for the three months ended March 31, 2002 and 2001, respectively. All other customers individually amounted 5% or less of total consolidated revenues in any one year.

Item	2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

This quarterly report on Form 10-Q contains certain forward–looking statements that involve risks and uncertainties. These statements refer to objectives, expectations, intentions, future events, or our future financial performance, and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, level of activity, performance, or achievements to be materially different from any results expressed or implied by these forward–looking statements. In some cases, you can identify forward–looking statements by words such as “may,” “will,” “should,” “could,” “expects,” “anticipates,” “intends,” “plans,” “believe,” “estimates,” “predicts,” “potential,” and similar expressions. Our actual results could differ materially from those included in forward–looking statements.

Business Operations

Our revenue has increased by $1.2 million or 11 percent to $12.8 million due to our video conferencing acquisitions which added revenue of approximately $3.2 million offset by a reduction in Concert revenue of $1.7 million and a slight reduction in equipment sales. We returned to positive net income in the month of March on the strength of organic growth in audio and video services which was offset by the sharp reduction in revenues from Concert, previously the 50%-50% joint venture owned by British Telecom and AT&T, revenues due to the restructuring of that company. The monthly trends indicate improvement from a December 2001 net loss of approximately $1.3 million to net income of $140,000 in March 2002. Similarly, operating income for March 2002 improved to a positive $300,000 from a December operating loss of $1.0 million.

With the two recent videoconferencing company acquisitions, our financial model has changed substantially. The higher volume of video conferencing revenues reduced gross profit to 35 percent of revenues compared to 48 percent in the prior year.    We experienced higher telecommunications network costs associated with video conferencing due to a significant but temporary increase in costs associated with the transition of that unit out of its former parent company, PictureTel Corporation. We are estimating that variable telecommunication costs will run at 21% of sales and fixed cash costs and depreciation and amortization will run at $3.2 million and $400,000 per month, respectively. In the first quarter of 2002, our video conferencing network costs exceeded our acceptable benchmarks, however, we have been successful in reconfiguring our video conferencing network to reduce these costs with full effect from April 2002.

Selling, general and administrative expenses also increased due the acquisition of two video conferencing businesses, PictureTel and Proximity, which added $700,000 to these expenses. As the additional revenue attributable to these acquisitions was offset by the decrease in the Concert business, selling, general and administrative expenses increased to 43 percent of revenues compared to 40 percent in the prior year.

We are presently achieving an annual revenue rate of $55 million to $60 million for the year and expect to be at a satisfactory level of profitability for the year if this can be achieved. Our overall revenue and earnings per share target for 2002 is $65 million and $0.30 per share.

See “Significant Business Activities” and “Results of Operations” below for a more detailed analysis.

Components of Major Revenue and Expense Items

Revenues.    We earn revenues from fees charged to clients for audio, video, data and internet-based teleconference bridging services, from charges for enhanced services, room rental charges, and from rebilling certain long-distance telephone costs. We also earn nominal revenue on conferencing product sales.

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

Cost as a percentage of sales

The following table outlines certain items in our income statement as a percentage of sales for the three months ended March 31, 2002 and 2001:

	2002	2001
Net revenues	100%	100%
Cost of services	65	52

Gross profit	35	48
Selling, general and administrative expense	43	40

Operating income (loss)	(8)	8
Interest expense	3	3

Income (loss) before taxes	(11)	5
Income taxes	1	2

Net income (loss)	(12)	3

Revenue Trends

All of our geographic regions experience trends similar to our overall business trends. The following table shows quarterly revenue trends by major product:

($ in thousands)	Q1 2002	Q4 2001	Q3 2001	Q2 2001	Q1 2001
Conferencing Services
Attended conferencing services	$4,622	$4,064	$4,531	$5,626	$5,839
Automated conferencing services	2,714	2,930	2,311	1,841	1,698
Concert conferencing services	1,356	2,456	3,034	3,255	2,988

Total audio conferencing services	8,692	9,450	9,876	10,722	10,525
Video conferencing services *	3,124	2,869	605	590	691
Other**	954	201	295	510	309

Total	$12,770	$12,520	$10,776	$11,822	$11,525

Quarter over Prior Quarter Growth Rates
Attended conferencing services	14%	(10%)	(19%)	(4%)
Automated conferencing services	(7%)	27%	26%	8%
Concert conferencing services	(45%)	(19%)	(7%)	9%

Audio conferencing services	(8%)	(4%)	(8%)	2%
Video conferencing services*	9%	374%	3%	(15%)
Other**	375%	(32%)	(42%)	65%

Total	2%	16%	(9%)	3%

Q12002 over Q1 2001Growth Rates
Attended conferencing services	(21%)
Automated conferencing services	60%
Concert conferencing services	(55%)

Audio conferencing services	(17%)
Video conferencing services*	352%
Other**	209%

Total	11%

*   Includes the acquisition of PictureTel’s 1414c video services division in Q4 2001
** Includes internet, equipment and event management including the acquisition of Proximity in Q1 2002

Significant Accounting Policies

The Company’s critical accounting policies have not changed from those reported in Management’s Discussion and Analysis of Financial Condition and Significant Accounting Policies in the Company’s 2001 Annual Report on Form 10-K. Also see Notes to Consolidated Financial Statements Recent Pronouncements for the impact of Financial Accounting Standard No. 142 Goodwill and Other Intangible Assets.

Significant Business Activities

Automated Conferencing—The trend toward increased use of conferencing has been accompanied by continued demand for lower-priced, lower-cost automated conferencing services. Accordingly, as demand for teleconferencing continues to increase, we expect our revenue growth to be generated through increased volume of automated services, albeit at a reduced average selling price. There has continued to be a shift in product mix from attended conference calls to automated conference calls, which resulted in a lower average revenue per minute. We are also seeing a shift within the automated conferencing from a reservation automated service to a reservation-less automated service, at a lower average revenue per minute. Automated conferencing, excluding Concert, grew to 37 percent of our total audio conferencing revenues compared to 23 percent last year. Likewise the automated services now account for 54 percent of total audio conferencing volumes up from 34% in the prior year. Automated conferencing volume and revenue, excluding Concert, grew by 97 percent and 60 percent, respectively. Fully attended conferencing revenue declined by 21 percent, mainly reflecting the conversion of existing customers to the automated service.

Acquisition—On January 2, 2002, we acquired Proximity, Inc., a provider of room-based videoconferencing services, for 350,000 restricted shares of our common stock valued at $2,737,000, notes payable of $750,000, and cash of $500,000 for a total of $3,987,000. In addition, 150,000 shares of our common stock have been placed into escrow and are deliverable to Proximity’s shareholders upon satisfaction of certain earnout provisions.

Significant Customers—For the three months ended March 31, 2002, our three largest customers, Concert, Ernst & Young LLP and Cap Gemini accounted for 10 percent, 9 percent, and 4 percent of our revenues, respectively. In 2001, the business we generated from Concert and its customers began migration to Concert’s U.S. parent, AT&T, as a result of the restructuring of Concert. In the first quarter of 2002, the Concert service revenue had decreased 58% percent from the first quarter of 2001. We are focusing on generating new clients and increasing volumes from existing clients in order to replace the Concert business that we have lost. As Concert is fully integrated into AT&T, we expect to see volumes return to historical levels, although we cannot predict when, or if, the run rate will return to historical levels.

International Operations—International sales comprised 46 percent and 45 percent of our revenues in 2002 and 2001, respectively, and we anticipate that international sales will continue to account for a significant portion of our consolidated revenue. International conferences that are initiated outside the United States are denominated in local currency; similarly, operating costs for such conferences are incurred in local currencies. Our three largest international locations, based on revenue, are the United Kingdom, Canada and Australia, comprising 29 percent, 7 percent and 5 percent of our total revenue, respectively. Our international locations are subject to local laws and regulations, and to our knowledge are in compliance with these laws and regulations.

Results of Operations

Three Months Ended March 31, 2002, compared to Three Months Ended March 31, 2001

Net Revenues.    Net revenues increased 11 percent to $12.8 million for the three months ended March 31, 2002, compared to $11.5 million for 2001.

Audio conferencing revenues were $8.7 million for the three months ended March 31, 2002 compared to $10.5 million for the three months ended March 31, 2001. This reduction is principally due to the downsizing of the Concert business which is being transitioned to AT&T. This traffic decreased by $1.6 million or 58% for the three months ended March 31, 2002 compared to the three months ended March 31, 2001. We are dealing with the Concert decline by seeking business from Concert customers through AT&T. As we have a largely fixed cost structure, our efforts to replace the Concert business as we transition out of the Concert relationship will result in reduced revenue and variable profit contribution against the fixed cost structure until the business is recaptured or replaced. Audio conferencing accounted for 68 percent and 91 percent of our revenues in 2002 and 2001, respectively.

Videoconferencing revenue increased 352 percent from $691,000 to $3.1 million or 6 percent and 24 percent of total revenues for the three months ended March 31, 2001 and 2002, respectively. This increase was mainly the result of the acquisition of PictureTel Corporations’ 1414c worldwide video conferencing service delivery business.

Other revenue, including internet conferencing and equipment sales, accounted for 7% and 3% of revenue for the three months ended March 31, 2002 and 2001, respectively. This increase was mainly due to the acquisition of Proximity in January 2002.

For the three months ended March 31, 2002, North America, Europe and Asia Pacific, our three primary geographic markets, were 61 percent, 32 percent and 7 percent, of our total revenue, respectively.

Gross Profit.    Gross profit decreased 20 percent to $4.4 million for the three months ended March 31, 2002, compared to $5.5 million for the prior year. Gross profit percentage decreased to 35 percent of net revenues for the three months ended March 31, 2002, compared to 48 percent of net revenues for 2001. This gross profit decrease is almost entirely due to the impact of a higher volume of video conferencing revenues affected by the higher telecommunications network costs associated with the extraction of the video service business from its previous owner, PictureTel Corporation. In the first quarter of 2002, our video conferencing network costs exceeded our internal benchmarks, however, we have been successful in reconfiguring our video conferencing network to reduce these costs with full effect from April 2002.

Selling, General and Administrative Expense.    Selling, general and administrative expense for the three months ended March 31, 2002 was $5.5 million, or 43 percent of revenue, compared to $4.6 million or 40 percent of revenue for 2001. This increase is due to the addition of employees from our two video conferencing acquisitions which added $700,000 to these expenses. As the net revenue increase due to these acquisitions was offset by the decrease in the Concert business these expenses increased to 43% of revenues compared to 40% in the prior year.

Interest Expense.    Net interest expense decreased by 14 percent from $397,000 to $343,000 mainly as a result of a reduced average interest rate on debt of 8.4 percent compared to 8.9 percent for the three months ended March 31, 2002 and 2001, respectively.

Provision for Income Taxes.    Provision for income taxes decreased 46 percent to $123,000 for the three months ended March 31, 2002, compared to $226,000 for 2001, due to decreased taxable income earned by our United Kingdom and Canadian subsidiaries. We paid no other income taxes due to domestic and international tax loss carry-forwards of approximately $6.5 million.

Net Income (loss).    Net income deceased by $1.89 million or 538% from net income of $352,000 to a net loss of $1.5 million due to the factors described above.

Liquidity and capital resources

During the three months ending March 31, 2002, we used cash proceeds on the following:

•	We used $134,000 on operating activities.
•	We purchased $463,000 of equipment.
•
We paid cash of $500,000, net of cash acquired of $300,000, in association with the acquired assets of Proximity, Inc for $3.9 million. We also issued $750,000 in debt related to the acquisition of Proximity at an interest rate of 8 percent.

•	We paid down debt of $1,228,000 (net of proceeds from issuance).
•	We received $126,000 from employees for the stock purchase and option plans.

At March 31, 2002, we had approximately $14.4 million in current assets in relation to $17.7 million in current liabilities. Of the $17.7 million in current liabilities, there is approximately $1.7 million of 10% current debt which was due in April 2002. In April 2002, this $1.7 million in debt was deferred for a period of one year at a 1 percent interest premium for the first year and an additional 1 percent interest premium every six months after the first year. Also included in the $17.7 million in current liabilities is approximately $1.0 million of a working capital line of credit. The line of credit agreement does not mature until 2004. Based on historic capital requirements and our operating plan for 2002, we anticipate committing approximately $2.5 to $4 million during the remainder of 2002 to fund capital expenditures. This targeted amount of spending includes requirements for current operations. Our expansion plans will depend on results from operations. There are currently no material commitments contractually obligating us to meet these capital expenditure projections.

We have $2.7 million in cash and cash equivalents and we expect that our internally generated funds will increase during the remainder of the year and provide us with $4 million to $5 million in cash flow from operating activities. We also have available additional borrowings under lines of credit of approximately $2.0 million will provide a significant portion of the required resources needed to satisfy our obligations.

Having established our presence in 10 significant teleconferencing markets worldwide, which today represent over 80 percent of all known potential teleconferencing revenues,

we have no immediate significant expansion plans. Our global expansion from the 10 country base is expected to proceed at a much slower rate. However, with the expected growth in our existing business, we will need to seek additional sources of financing which may include public or private debt, equity financing by us or our subsidiaries or other financing arrangements. There is no assurance that the financing will be available to us or on acceptable terms.

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

Our revenue and costs are dependent upon factors that are not within our control, such as regulatory changes, changes in technology, customer demand, customer mergers and acquisitions and increased competition. Due to the uncertainty of these and other factors, actual revenue and costs may vary from expected amounts, possibly to a material degree, and such variations are likely to affect the level of our future capital expenditures and expansion plans.

Item	3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes from the 2001 Annual Report on Form 10-K related to the Company’s exposure to market risk from interest rates.

PART II – Other Information

Item 2.     Changes in Securities and Use of Proceeds

On January 2, 2002, we acquired Proximity, Inc., a provider of room-based videoconferencing services, for 350,000 restricted shares of our common stock valued at $2,737,000, notes payable of $750,000, and cash of $500,000 for a total of approximately $3,987,000. In addition, 150,000 shares of our common stock have been placed into escrow and are deliverable to Proximity’s shareholders upon satisfaction of certain earnout provisions. There were no underwriters involved in the transaction. We issued the shares under Regulation D of the Securities Act of 1933.

I tem 6(a).    Exhibits:

The Exhibit index of this Form 10-Q report lists the exhibits that are hereby filed or incorporated by reference.

Item 6(b).    Reports on Form 8-K:

On January 3, 2002, we filed a Form 8-K regarding a press release to announce our agreement to acquire Proximity, Inc.

On January 4, 2002, we filed a Form 8-K regarding a press release to announce our completion of our acquisition of Proximity, Inc.

On January 16, 2002, we filed a Form 8-K regarding our acquisition of Proximity, Inc.

On February 1, 2002, we filed a Form 8-K regarding a press release to announce preliminary 2001 results and 2002 revenue targets.

On February 28, 2002, we filed a Form 8-K regarding a press release to announce our financial performance for the year ended December 31, 2001.

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACT TELECONFERENCING, INC.

DATE: May 13, 2002	By:	/s/ Gavin J. Thomson
Gavin J. Thomson, Chief Financial Officer (Duly authorized officer and Principal Financial Officer)

Index to Exhibits

All exhibits are filed electronically or incorporated by reference.

Number	Description
1.1(1)	Form of Agency Agreement
1.3(1)	Form of Agent’s Warrant
1.4(1)	Form of Warrant Agreement
3.1(2)	Restated articles of incorporation of ACT April 15, 1996, as amended October 18, 1999, and November 26, 2001
3.2(3)	Bylaws of ACT, amended and restated as of May 22, 2001
4.1(4)	Form of specimen certificate for common stock of ACT
10.1(4)	Stock option plan of 1991, as amended, authorizing 400,000 shares of common stock for issuance under the plan
10.2(4)	Form of stock option agreement
10.3(4)	Form of common stock purchase warrant
10.10(4)	Split dollar insurance agreement dated March 1, 1990, between ACT and Gerald D. Van Eeckhout
10.11(10)	Service agreement dated April 10, 1992 between David Holden and ACT Teleconferencing Limited
10.12(10)	Share purchase agreement by and between ACT Teleconferencing, Inc. and David L. Holden & others.
10.13(10)	Instrument constituting £1,172,000 convertible secured A loan notes and £2,980,000 convertible secured B loan notes by and between ACT Teleconferencing, Inc. and David L. Holden & others
10.19(5)	Stock option plan of 1996, as amended
10.20(2)	Employee stock purchase plan, as amended
10.22(6)	Loan and security agreement dated March 31, 1998 and form of stock purchase warrant with Sirrom Capital Corporation and Equitas L.P.
10.23(6)	Loan agreement with Key Bank, N.A.
10.24(7)	Lease commitment and warrant with R.C.C. Finance Group Ltd.
10.25(7)	Contract for the supply of conferencing services design development and information signed July 14, 1998 between ACT Teleconferencing Services, Inc. and Concert Global Networks Limited
10.26(7)	Agreement for the supply of conferencing services signed July 14, 1998 between ACT Teleconferencing Services, Inc. and Concert Global Networks Limited
10.27(7)	Agreement for videoconferencing equipment and services (GTE Telephone Operating Companies) dated October 1, 1998
10.28(2)	Stock option plan of 2000, as amended
10.29(2)	Service order attachment signed March 15, 2001, between ACT Teleconferencing Services, Inc. and AT&T Corporation for the supply of domestic voice/data services.
10.30(8)	Asset Purchase Agreement by and between ACT Teleconferencing, Inc., ACT Videoconferencing, Inc. and PictureTel Corporation dated as of October 4, 2001.
10.31(8)	Note in the original principal amount of $2.25 Million with ACT Teleconferencing, Inc. as maker and PictureTel Corporation as holder.
10.32(8)	Letter agreement between ACT Teleconferencing, Inc. and GMN Investors II, L.P. dated as of October 11, 2001, for the redemption of Series A Preferred Stock.
10.33(8)	Amended and Restated Warrant between ACT Teleconferencing, Inc. and GMN Investors II, L.P.
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

10.36(11)	Promissory note to Gerald Van Eeckhout

10.37(11)	Security agreement to Gerald Van Eeckhout
10.38(11)	Long term stock incentive for Gene Warren dated July 1, 2001
10.39(11)	Promissory note to Gene Warren
10.40(11)	Security agreement to Gene Warren
10.41(11)	Line of credit agreement with Wells Fargo Business Credit
10.42	Videoconferencing services agreement with Bristol Myers Squibb Company

(1)	Incorporated by reference, attached as an exhibit of the same number to our registration statement on Form S-1, filed with the Securities and Exchange Commission on March 10, 2000, File No. 33-32156.

(2)
Incorporated by reference, attached as an exhibit of the same number to our registration statement on Form S–1, filed with the Securities and Exchange Commission on December 3, 2001, File No. 333-744138.

(3)
Incorporated by reference, attached as an exhibit of the same number to our Form 10–Q for the quarter ended June 30, 2001, filed with the Securities and Exchange Commission on August 21, 2001, File No. 0–27560.

(4)
Incorporated by reference, attached as an exhibit of the same number to our registration statement on Form SB–2, filed with the Securities and Exchange Commission on October 10, 1995, and amendments to our Form SB–2, File No. 33–97908–D.

(5)
Incorporated by reference, attached as an exhibit to our schedule 14A Information filed with the Securities and Exchange Commission on April 30, 1997, File No. 0–27560, and amended and attached as exhibit 4.6 to our Form S–8, filed on July 2, 1998, File 333–58403.

(6)
Incorporated by reference, attached an exhibit of the same number to our Amendment No. 1 to Form 10–QSB for the quarter ended June 30, 1998, filed with the Securities and Exchange Commission on August 24, 1998 (originally filed under cover of Form SE on August 14, 1998) File 0–27560.

(7)
Incorporated by reference, attached as an exhibit of the same number to our Form 10–QSB for the quarter ending September 30, 1998, filed with the Securities and Exchange Commission on November 16, 1998, File 0–27560.

(8)	Incorporated by reference, attached as an exhibit to our report on Form 8-K filed with the Securities and Exchange Commission on October 18, 2001, File No. 0–27560.

(9)	Incorporated by reference, attached as exhibit 10.1 to our report on Form 8-K filed with the Securities and Exchange Commission on January 16, 2002, File No. 0–27560.

(10)	Incorporated by reference, attached as an exhibit to our report on Form 8-K filed with the Securities and Exchange Commission on January 31, 2001, File No. 0-27560.

(11)	Incorporated by reference, attached as an exhibit to our report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2002, File No. 0-27560.