Form 10-Q/A
period 2002-03-31
ACT TELECONFERENCING INC
filed 2002-07-19
CIK 918709

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A

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

Yes       X         No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common stock, no par value - 8,994,370 shares as of May 13, 2002.

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

ACT TELECONFERENCING, INC.

DATE: July 19, 2002	By:	/s/ Gavin J. Thomson
Gavin J. Thomson, Chief Financial Officer (Duly authorized officer and Principal Financial Officer)

Index to Exhibits

All exhibits are filed electronically or incorporated by reference.

Number	Description
1.1(1)	Form of Agency Agreement
1.3(1)	Form of Agent’s Warrant
1.4(1)	Form of Warrant Agreement
3.1(2)	Restated articles of incorporation of ACT April 15, 1996, as amended October 18, 1999, and November 26, 2001
3.2(3)	Bylaws of ACT, amended and restated as of May 22, 2001
4.1(4)	Form of specimen certificate for common stock of ACT
10.1(4)	Stock option plan of 1991, as amended, authorizing 400,000 shares of common stock for issuance under the plan
10.2(4)	Form of stock option agreement
10.3(4)	Form of common stock purchase warrant
10.10(4)	Split dollar insurance agreement dated March 1, 1990, between ACT and Gerald D. Van Eeckhout
10.11(10)	Service agreement dated April 10, 1992 between David Holden and ACT Teleconferencing Limited
10.12(10)	Share purchase agreement by and between ACT Teleconferencing, Inc. and David L. Holden & others.
10.13(10)	Instrument constituting £1,172,000 convertible secured A loan notes and £2,980,000 convertible secured B loan notes by and between ACT Teleconferencing, Inc. and David L. Holden & others
10.19(5)	Stock option plan of 1996, as amended
10.20(2)	Employee stock purchase plan, as amended
10.22(6)	Loan and security agreement dated March 31, 1998 and form of stock purchase warrant with Sirrom Capital Corporation and Equitas L.P.
10.23(6)	Loan agreement with Key Bank, N.A.
10.24(7)	Lease commitment and warrant with R.C.C. Finance Group Ltd.
10.25(7)	Contract for the supply of conferencing services design development and information signed July 14, 1998 between ACT Teleconferencing Services, Inc. and Concert Global Networks Limited
10.26(7)	Agreement for the supply of conferencing services signed July 14, 1998 between ACT Teleconferencing Services, Inc. and Concert Global Networks Limited
10.27(7)	Agreement for videoconferencing equipment and services (GTE Telephone Operating Companies) dated October 1, 1998
10.28(2)	Stock option plan of 2000, as amended
10.29(2)	Service order attachment signed March 15, 2001, between ACT Teleconferencing Services, Inc. and AT&T Corporation for the supply of domestic voice/data services.
10.30(8)	Asset Purchase Agreement by and between ACT Teleconferencing, Inc., ACT Videoconferencing, Inc. and PictureTel Corporation dated as of October 4, 2001.
10.31(8)	Note in the original principal amount of $2.25 Million with ACT Teleconferencing, Inc. as maker and PictureTel Corporation as holder.
10.32(8)	Letter agreement between ACT Teleconferencing, Inc. and GMN Investors II, L.P. dated as of October 11, 2001, for the redemption of Series A Preferred Stock.
10.33(8)	Amended and Restated Warrant between ACT Teleconferencing, Inc. and GMN Investors II, L.P.
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

10.36(11)	Promissory note to Gerald Van Eeckhout

10.37(11)	Security agreement to Gerald Van Eeckhout
10.38(11)	Long term stock incentive for Gene Warren dated July 1, 2001
10.39(11)	Promissory note to Gene Warren
10.40(11)	Security agreement to Gene Warren
10.41(11)	Line of credit agreement with Wells Fargo Business Credit
10.42*	Videoconferencing services agreement with Bristol Myers Squibb Company

(1)	Incorporated by reference, attached as an exhibit of the same number to our registration statement on Form S-1, filed with the Securities and Exchange Commission on March 10, 2000, File No. 33-32156.

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

(8)	Incorporated by reference, attached as an exhibit to our report on Form 8-K filed with the Securities and Exchange Commission on October 18, 2001, File No. 0–27560.

(9)	Incorporated by reference, attached as exhibit 10.1 to our report on Form 8-K filed with the Securities and Exchange Commission on January 16, 2002, File No. 0–27560.

(10)	Incorporated by reference, attached as an exhibit to our report on Form 8-K filed with the Securities and Exchange Commission on January 31, 2001, File No. 0-27560.

(11)	Incorporated by reference, attached as an exhibit to our report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2002, File No. 0-27560.

*	Certain portions of the exhibit have been omitted pursuant to a request for confidential treatment and have been filed separately with the Securities and Exchange Commission.