Form 10-Q
period 2002-06-30
ACT TELECONFERENCING INC
filed 2002-08-14
CIK 918709

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2002
or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to_____________ to_____________

Commission file number 0-27560

ACT Teleconferencing, Inc.
(Exact name of registrant as specified in its charter)

Colorado	84-1132665

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1658 Cole Blvd., Suite 130, Golden, Colorado 80401
(Address of principle executive offices, zip code)

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
Yes [ X ]   No [   ]

          Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of July 31, 2002, 8,980,523 shares of the issuer’s common stock were outstanding.

ACT TELECONFERENCING, INC.

FORM 10-Q

PART I – Financial Information

ACT Teleconferencing, Inc.
Consolidated Balance Sheets

	June 30	December 31
	2002	2001

Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$3,355,898	$5,126,723
Accounts receivable (net of allowance for doubtful accounts
of $585,000 and $591,000 in 2002 and 2001, respectively)	10,685,526	9,468,057
Prepaid expenses and other current assets	2,133,474	914,391

Total current assets	16,174,898	15,509,171

Equipment:
Telecommunications equipment	16,064,295	14,270,491
Software	4,856,155	4,453,807
Office equipment	9,523,793	8,143,992
Less: accumulated depreciation	(11,290,941)	(8,760,256)

Total equipment – net	19,153,302	18,108,034

Other assets:
Goodwill	20,264,349	16,476,194
Other intangible assets (net of accumulated amortization of
$396,000 and $221,000 in 2002 and 2001, respectively)	1,188,951	1,313,043
Cash held in escrow	1,355,951	1,355,951
Other long term assets	460,125	473,185
Long term note receivable from a related party	259,924	251,383

Total assets	$58,857,500	$53,486,961

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$5,624,824	$3,950,445
Accrued liabilities	4,377,257	3,716,323
Current portion of debt	5,747,726	6,972,977
Capital lease obligations due in one year	1,042,755	1,128,161
Income taxes payable	624,653	1,101,409

Total current liabilities	17,417,215	16,869,315

Long-term debt	4,762,694	5,657,118
Capital lease obligations due after one year	2,244,385	1,381,546
Deferred income taxes	498,322	415,987

Convertible preferred stock, 500 shares authorized, issued, and
outstanding, net of discount	4,001,749	–

Shareholders’ equity:
Common stock, no par value; 25,000,000 shares
authorized 8,945,870 and 8,620,134 shares issued
and outstanding in 2002 and 2001, respectively	38,458,408	34,765,731
Treasury stock, at cost	(179,283)	(36,765)
Accumulated deficit	(7,570,548)	(4,167,312)
Accumulated other comprehensive loss	(775,442)	(1,398,659)

Total shareholders’ equity	29,933,135	29,162,995

Total liabilities and shareholders’ equity	$58,857,500	$53,486,961

See accompanying notes to consolidated financial statements.

ACT Teleconferencing, Inc.
Consolidated Statements of Operations
(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2002	2001	2002	2001

Net revenues	$12,959,522	$11,821,771	$25,729,738	$23,347,235
Cost of services	8,476,397	6,500,645	16,821,585	12,479,842

Gross profit	4,483,125	5,321,126	8,908,153	10,867,393

Selling, general and administration expense	5,757,660	4,698,315	11,258,126	9,269,475

Operating income (loss)	(1,274,535)	622,811	(2,349,973)	1,597,918

Interest expense, net	336,402	226,546	679,735	623,833

Income (loss) before income taxes	(1,610,937)	396,265	(3,029,708)	974,085

Provision for income taxes	120,486	144,523	243,055	370,297

Net income (loss) before extraordinary item	(1,731,423)	251,742	(3,272,763)	603,788

Extraordinary charge related to early
extinguishment of debt	–	416,366	–	416,366

Net income (loss)	(1,731,423)	(164,624)	(3,272,763)	187,422

Preferred stock dividends	130,473	40,000	130,473	79,999

Net income (loss) available to common
shareholders	$(1,861,896)	$(204,624)	$(3,403,236)	$107,423

Weighted average number of shares
outstanding – basic	8,931,543	6,091,257	8,971,696	6,054,912

Weighted average number of shares
outstanding – diluted	8,931,543	6,091,257	8,971,696	6,557,737

Earnings per share
Basic
Net income (loss) before extraordinary item	$(0.21)	$0.04	$(0.38)	$0.09
Extraordinary item	–	(0.07)	–	(0.07)

Net income (loss)	$(0.21)	$(0.03)	$(0.38)	$0.02

Diluted
Net income (loss) before extraordinary item	$(0.21)	$0.04	$(0.38)	$0.08
Extraordinary item	–	(0.07)	–	(0.06)

Net income (loss)	$(0.21)	$(0.03)	$(0.38)	$0.02

See accompanying notes to consolidated financial statements.

ACT Teleconferencing, Inc.
Consolidated Statements of Shareholders’ Equity
(Unaudited)

				Accumulated
				Other
	Common Stock		Accumulated	Comprehensive	Treasury
	Shares	Amount	Deficit	Income (loss)	Stock	Total

Balance at January 1, 2002	8,620,134	$34,765,731	$(4,167,312)	$(1,398,659)	(36,765)	$29,162,995
Shares issued for acquisitions	350,000	2,720,208				2,720,208
Increase in equity due to the issuance of warrants in association with debt and preferred stock		718,515				718,515
Shares purchased by employees	24,236	125,954				125,954
Purchase of treasury stock	(48,580)				(142,518)	(142,518)
Value of stock issued to employees as compensation		128,000				128,000
Preferred dividend and accretion to redemption value of convertible preferred stock			(130,473)			(130,473)
Comprehensive loss
Net loss			(3,272,763)			(3,272,763)
Other comprehensive gain, net of tax
Foreign currency translation				623,217		623,217

Total comprehensive loss						(2,649,546)

Balance at June 30, 2002	8,945,870	$38,458,408	$(7,570,548)	$(775,442)	(179,283)	$29,933,135

See accompanying notes to consolidated financial statements.

ACT Teleconferencing, Inc.
Consolidated Statements of Cash Flow
(Unaudited)

	For the six months ended
	June 30

	2002	2001

Operating activities
Net income (loss)	$(3,272,763)	$187,422
Adjustments to reconcile net income to net cash
Provided by (used in) operating activities:
Extraordinary charge related to early extinguishment of debt	–	416,366
Depreciation	2,212,832	1,573,954
Amortization of goodwill and other intangibles	155,944	281,945
Amortization of debt costs	98,441	79,483
Deferred income taxes	59,543	(29,362)
Shares issued to consultants and employees	128,000	90,626

Cash flow before changes in operating assets and liabilities:	(618,003)	2,600,434

Changes in operating assets and liabilities, net of effects of business
Combinations:
Accounts receivable	(684,966)	(2,501,600)
Prepaid expenses and other assets	(613,064)	(863,626)
Accounts payable	1,053,505	2,593,127
Accrued liabilities	490,033	403,916
Income taxes payable	(514,169)	125,116

Net cash (used in) provided by operating activities	(886,664)	2,357,367

Investing activities
Equipment purchases	(1,046,307)	(2,923,002)
Cash held in escrow	–	(1,355,951)
Cash paid for acquisitions, net of cash acquired	(487,299)	(793,976)

Net cash used for investing activities	(1,533,606)	(5,072,929)

Financing activities
Net proceeds from the issuance of debt	477,518	3,201,836
Net repayments of debt	(4,106,313)	(1,965,614)
Net proceeds from the issuance of preferred stock	4,077,000	–
Net proceeds from the issuance (purchase) of common stock	(17,679)	555,145

Net cash provided by financing activities	430,526	1,791,367
Effect of exchange rate changes on cash	218,919	(45,235)

Net decrease in cash and cash equivalents	(1,770,825)	(969,430)
Cash and cash equivalents beginning of period	5,126,723	3,025,056

Cash and cash equivalents end of period	3,355,898	$2,055,626

See accompanying notes to financial statements.

ACT Teleconferencing, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Note 1-Basis of Presentation and Significant Accounting Policies

             The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the six-month and three-month periods ending June 30, 2002, are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information, refer to the financial statements and footnotes included in our annual report on Form 10-K for the year ended December 31, 2001, and its amendments and subsequent filings.

             The consolidated financial statements include the accounts of ACT Teleconferencing, Inc., and its wholly-owned domestic and worldwide subsidiaries. With the exception of ACT Business Solutions Limited, which is 96.7% held, ACT owns 100% of all of its subsidiaries. Significant intercompany accounts and transactions have been eliminated.

Business

             ACT Teleconferencing, Inc. is a full-service provider of audio, video, data and internet-based teleconferencing services to businesses and organizations in North America, Europe, and Asia Pacific. Our conferencing services enable our clients to cost-effectively conduct remote meetings by linking participants in geographically dispersed locations. We are present in ten countries with sales and service delivery centers in nine countries and a sales office and European regional headquarters in Belgium. Our primary focus is to provide high value-added conferencing services to organizations such as professional service firms, investment banks, high tech companies, law firms, investor relations firms, and other domestic and multinational companies. We also provide outsourced or managed services to major telecommunication companies.

ACT Teleconferencing, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Note 1-Basis of Presentation and Significant Accounting Policies (continued)

Recent Pronouncements

             The Company has adopted SFAS 142, which requires nonamortization of goodwill and intangible assets that have indefinite useful lives and annual impairment tests of those assets. The statement also provides specific guidance about how to determine and measure goodwill and intangible asset impairments, and requires additional disclosure of information about goodwill and other intangible assets. Goodwill and intangible assets acquired after June 30, 2001 were subject to the nonamortization provisions of the statement. The Company has internally completed the transitional goodwill impairment test required by SFAS 142 and a significant write-down of goodwill is not currently expected. The Company will review this on a periodic basis. The following presents the three months and six months ended June 30, 2001 net income and per share amounts exclusive of goodwill amortization:

	Three months	Six Months
	ended	ended
	June 30, 2001	June 30, 2001

Reported net income (loss)	$(204,624)	$107,423
Add back goodwill amortization	122,000	218,000

Adjusted net income (loss)	$(82,624)	$325,423

Reported basic and diluted earnings (loss) per share	$(0.03)	$0.02
Add back goodwill amortization	0.02	0.03

Adjusted basic and diluted earnings (loss) per share	$(0.01)	$0.05

             Other intangibles includes a non-compete agreement with one of our subsidiary officers in the amount of approximately $1.5 million less accumulated amortization of $396,000 at June 30, 2002. The estimated future aggregate amortization expense for existing other intangible assets is $300,000 annually through December 31, 2005.

             At June 30, 2002, goodwill recorded at the segment reporting level was $6.9 million in audio services and $13.4 million in video services.

             The Financial Accounting Standards Board (FASB) adopted Statement 145 Recission of FASB Statement No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections for fiscal years beginning after May 15, 2002. The Company does not believe this will have a significant effect.

            The FASB adopted statement 146 Accounting for Costs Associated with Exit or Disposal Activities for activities initiated after December 31, 2002 with early adoption encouraged. The Company does not believe this will have a significant effect.

Foreign Currency Conversion

             The financial statements of the Company’s foreign subsidiaries have been translated into United States dollars at the weighted average exchange rate during the quarter for the statements of operations and quarter-end rate for the balance sheets.

ACT Teleconferencing, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Note 1-Basis of Presentation and Significant Accounting Policies (continued)

Internal Use Software

             The Company capitalizes costs of materials, consultants, and payroll and payroll-related costs which are incurred in developing internal-use computer software, beginning once the application development stage is attained and continuing until the post-implementation/operation stage is achieved. Costs incurred prior to and after the establishment of the application development stage are charged to general and administrative expenses. The Company capitalized internal use software development costs of $402,000 and $297,000 for the six months ended June 30, 2002 and 2001, respectively.

Reclassifications

             Certain reclassifications have been made to the 2001 financial statements presentation in order to conform to the 2002 presentation.

2.   Related Party Transaction

             In July 2001, the Company entered into an incentive arrangement with one of the Company’s officers for the issuance of 32,000 shares of restricted common stock as part of his incentive package. Under the original terms of the agreement, the common stock vests and is restricted in four equal amounts over four years. Through April 30, 2002, we recognized compensation expense of $96,000 and on May 16, 2002, the board accelerated vesting of the balance of the stock under this agreement and an additional $32,000 in compensation expense was recorded. Additional shares may be issued each year for a four year period based on various profit based performance criteria and would have the same vesting and selling restrictions.

3.   Debt

             A subsidiary of the Company is in technical violation of certain financial covenants with one of its lenders. The lender has not currently waived the violations but has issued a letter stating it does not intend to take action at this time. The Company is in the process of renegotiating these financial covenants with the lender.

4.   Litigation

            On January 29, 2002, the Company received a complaint filed in the District Court of Colorado alleging breach of contract pursuant to a term sheet executed between the Company and a prospective lender. The Company was in negotiations to obtain a loan and due to various circumstances the transaction was not completed. On July 3, 2002, the Company also received a complaint filed in the Superior Court of New Jersey from a former audioconferencing employee claiming damages and lost commissions on sales made to a large videoconferencing customer. The Company intends to vigorously defend these lawsuits and believes these claims are entirely without merit and does not expect them to become material events.

ACT Teleconferencing, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

5.   Acquisitions

             On October 10, 2001, with an effective date of October 1, 2001, ACT Videoconferencing, Inc., a wholly owned subsidiary of the Company, closed on the acquisition of substantially all of the assets of PictureTel Corporations’ 1414c worldwide video conferencing service delivery business (the Videoconferencing Business).

             The following selected unaudited pro forma combined financial information presented below has been derived from the audited historical financial statements of the Company and reflects management’s present estimate of pro forma adjustments, including the purchase price allocations. The unaudited pro forma condensed combined financial statements may not be indicative of the results that actually would have occurred if the transaction described above had been completed and in effect for the periods indicated or the results that may be obtained in the future. The unaudited pro forma condensed combined financial data presented below should be read in conjunction with the audited historical financial statements and related notes thereto of the Company and the Videoconferencing business.

             This acquisition was accounted for under the purchase method of accounting. The pro forma unaudited results of operations for 2001, assuming consummation of the purchase as of January 1, 2001, is as follows:

	Three months	Six months
	ended	ended
	June 30, 2001	June 30, 2001

Net revenues	$12,391,000	$25,345,000

Net loss available to common shareholders	$(396,000)	$(96,000)

Weighted average number of shares outstanding – basic	6,860,488	6,824,143
Weighted average number of shares outstanding – diluted	6,860,488	7,326,968

Net loss per share – basic and diluted	$(0.06)	$(0.01)

ACT Teleconferencing, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

6.   Preferred Stock

             On May 17, 2002, we issued 500 shares of 6.5% Series C Convertible Preferred Stock for $4,600,000, net of financing and legal fees of $400,000. We also issued warrants to the investors to purchase 279,885 shares of common stock, of which 229,885 are callable, at $5.00 per share and have an expiration date of May 17, 2007. The warrants were valued at $689,000 using the Black Scholes model and, along with the financing fees of $400,000, will be amortized as non-cash preferred dividends over the 18 month term of the agreement. The preferred stockholders may, at their election, convert their shares of outstanding preferred stock into shares of our common stock at a fixed price of $5.00 per share. If this conversion occurred with respect to all outstanding preferred shares prior to any liquidating redemptions by us, it would result in 1,000,000 shares of common stock being issued. The stock is subject to 15 mandatory monthly liquidating redemptions of $333,333 commencing on August 17, 2002, for a total of $5.0 million. At our election, we may make redemption payments in cash or by delivering shares of our common stock based on a 10% discount to the five day volume weighted average market price of our common stock at that time. The preferred stockholders have the right to defer any payment that we elect to be made in common stock until one month following the latest scheduled (deferred) payment. Terms of the investment prevent the preferred stock investors from holding more than 10 percent of our outstanding common stock at any point in time, which will also limit potential dilution. This would require us to make redemption payments in cash if prior redemptions in common stock are greater than anticipated.

7.   Earnings Per Shares

             The following table sets forth the computation of the denominator for the calculation of basic and diluted earnings per share for the six months ended June 30, 2001. The remaining periods presented in the statements of operations have no dilutive effect. The numerator in the computation of earnings per share is the same as that displayed on the face of the statements of operations.

Six months ended
June 30
2001

Denominator:
Basic shares	6,054,912
Effect of dilutive securities
Employee stock options	385,955
Warrants	116,870

Dilutive effect	502,825

Denominator	6,557,737

ACT Teleconferencing, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

8.   Business Segment Analysis

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

             In October 2001, the Company acquired the assets of PictureTel Corporations’ 1414c worldwide video conferencing service delivery business. In association with this acquisition the Company’s decisions on resource allocation and performance continue to be based on regional market potential but also on the separate operating segments of audio, video, and internet teleconferencing services.

             The following summary provides financial data for the Company’s operating segments for the six months ended June 30, 2002. It is impracticable for the Company to present comparative information for the six months ended June 30, 2001 as the information, other than revenue figures, does not exist as the Company assessed performance based on geographic markets rather than product markets.

For the six months ended June 30, 2002:

Product Segment	Audio	Video	Other	Subtotal	Corporate	Total

(in thousands)
Net Revenues	17,256	7,963	511	25,730	–	25,730
Loss before tax	(289)	(652)	(310)	(1,251)	(1,779)	(3,030)
Interest expense	217	42	33	292	388	680
Depreciation and amortization	1,531	514	108	2,153	217	2,370
Tax expense	308	(62)	–	246	(3)	243
Total assets	31,458	20,151	1,740	53,349	5,988	59,337

             The following summary provides financial data for significant geographic markets in which the Company operates.

For the six months ended June 30, 2002:

Geographic area	North America	Europe	Asia Pacific		Total

(in thousands)
Net Revenues	15,714	7,951	2,065		25,730
Long-Lived Assets	19,888	16,084	4,635		40,607
Deferred Tax Liability	161	337	-0	-	498

ACT Teleconferencing, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

8.   Business Segment Analysis (continued)

For the six months ended June 30, 2001:

Geographic area	North America		Europe	Asia Pacific		Total

(in thousands)
Net Revenues	14,193		7,673	1,481		23,347
Long-Lived Assets	11,386		12,428	2,638		26,452
Deferred Tax Liability	-0	-	265	-0	-	265

             For the six months ended June 30, 2002, the United States comprises approximately 89% of the North American total revenue, the United Kingdom comprises approximately 89% of the European total revenue, and Australia comprises approximately 71% of the Asia Pacific total revenue.

             The Company’s largest customer accounted for 8% and 9% of consolidated revenues and the Company’s second largest customer accounted for 7% and 27% of consolidated revenues for the six months ended June 30, 2002 and 2001, respectively.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

             This quarterly report on Form 10-Q contains certain forward-looking statements that involve risks and uncertainties. These statements refer to objectives, expectations, intentions, future events, or our future financial performance, and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, level of activity, performance, or achievements to be materially different from any results expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by words such as “may,” “will,” “should,” “could,” “expects,” “anticipates,” “intends,” “plans,” “believe,” “estimates,” “predicts,” “potential,” and similar expressions. Our actual results could differ materially from those included in forward-looking statements.

Recent Events

•	Effective August 6, 2002, approximately 2,000 internal users of a channel partner in Europe have begun to switch their conferencing usage to ACT international services by September 30, 2002.

•	Effective August 9, 2002, we commenced working on a managed services project with a channel partner for an initial pilot project of 36 million minutes in annualized automated volumes. Prior to implementation of this pilot, total audio conferencing minutes for ACT are approximately 150 million minutes per annum.

•	We have been advised that we have been awarded the European business for one of the world’s largest banking and insurance companies. This carries a significant second source opportunity in other countries, especially in the USA.

Business Operations

             For the six months ended June 30, 2002, our revenue was $25.7 million, an increase of $2.4 million or 10 percent over the same period in the prior year. The increase was due to our two acquisitions, which increased revenues by approximately $6.8 million but was offset by a $4.1 million reduction in revenue from Concert, previously our largest customer, and a slight reduction in equipment sales.

             Our financial model has changed substantially as a result of our recent videoconferencing company acquisitions, PictureTel and Proximity. A higher volume of video conferencing revenues relative to total conferencing revenues reduced our gross profit to 35 percent of revenues for the first half of 2002 compared to 47 percent in the first half of 2001. We experienced higher telecommunications network costs associated with videoconferencing services.

             Selling, general and administrative expenses also increased in the first half of 2002 due to our recent acquisitions, which added $1.0 million to these expenses and an additional $1.0 million was incurred to support and grow the existing business. Additional revenue attributable to these acquisitions was offset by the decrease in the Concert business, causing selling, general and administrative expenses to increase to 44 percent of revenues for the first half of 2002 compared to 40 percent in the first half of 2001.

             We are presently achieving an estimated annual revenue run rate of between $50 million to $55 million for the year excluding new volume increases. For the remainder of 2002, we are estimating that variable telecommunication costs will run at approximately 21 percent of revenue, other variable costs at approximately 3 percent of revenue, and fixed cash costs and depreciation and amortization will run at approximately $3.2 million and $400,000 per month, respectively, compared with variable telecommunication costs of 20 percent, other variable costs at 3 percent, average fixed cash costs of $3.3 million per month, and average depreciation and amortization of $400,000 per month for the six months ended June 30, 2002.

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

Cost as a percentage of sales

             The following table outlines certain items in our income statement as a percentage of sales:

	Three		Six
	months		Months
	ended		ended
	June 30,		June 30,

	2002	2001	2002	2001

Net revenues	100%	100%	100%	100%
Cost of services	65	55	65	53

Gross profit	35	45	35	47
Selling, general and administrative expense	44	40	44	40

Operating income (loss)	(9)	5	(9)	7
Interest expense	3	2	3	3

Income (loss) before taxes and extraordinary item	(12)	3	(12)	4
Income taxes and extraordinary items	1	(4)	1	3

Net income (loss)	(13)	(1)	(13)	1

Volume Trends

             The following table shows recent quarterly volume trends for the first and second quarter of 2002 by major product:

	Growth	Q2	Q1

Attended conferencing minutes	14%	15,452,969	13,592,778
Automated conferencing minutes	23%	19,279,507	15,665,123
Concert International conferencing	(43%)	2,994,499	5,260,329
Video conferencing calls	9%	3,687	3,370

Revenue Trends

             Our individual geographic regions experience trends similar to our overall business trends. The following table shows quarterly revenue trends by major product:

	Q2	Q1	Q4	Q3	Q2	Q1
($ in thousands)	2002	2002	2001	2001	2001	2001

Conferencing Services
Attended conferencing	$5,258	$4,622	$4,064	$4,531	$5,626	$5,839
Automated conferencing	2,526	2,714	2,930	2,311	1,841	1,698
Concert/International conferencing	780	1,356	2,456	3,034	3,255	2,988

Total audio conferencing	8,564	8,692	9,450	9,876	10,722	10,525
Video conferencing *	4,071	3,892	2,869	605	590	691
Other **	325	186	201	295	510	309

Total	$12,960	$12,770	$12,520	$10,776	$11,822	$11,525

Quarter over Prior Quarter Growth Rates
Attended conferencing	14%	14%	(10%)	(19%)	(4%)
Automated conferencing	(7%)	(7%)	27%	26%	8%
Concert/International conferencing	(42%)	(45%)	(19%)	(7%)	9%

Total audio conferencing	(1%)	(8%)	(4%)	(8%)	2%
Video conferencing *	5%	36%	374%	3%	(15%)
Other **	75%	(7)%	(32%)	(42)	65%

Total	1%	2%	16%	(9%)	3%

Q2 2002 over Q2 2001Growth Rates
Attended conferencing	(7%)
Automated conferencing	37%
Concert/International conferencing	(76%)

Audio conferencing	(20%)
Video conferencing *	590%
Other **	(36)%

Total	10%

* Includes the acquisition of PictureTel’s 1414c video services division in Q4 2001 and the acquisition of Proximity in Q1 2002
** Includes internet conferencing and equipment sales

Volume and Revenue Trend Analysis

             In the second quarter of 2002 compared to first quarter of 2002, volumes from our attended audioconferencing business grew by 14 percent and reflected stable pricing in both quarters of an average of 34.0 cents per minute resulting in 14 percent revenue growth for attended audioconferencing.

             On the same sequential basis, our automated services volume grew by 23 percent but reflected a 25 percent pricing drop from 17.3 cents per minute to 13.0 cents per minute, reflecting increased demand for reservation-less automated services. As discussed below these services carry a lower cost and are sold at lower prices, than reserved automated services. The decrease in our average selling price for automated audioconferencing services resulted in a sequential revenue drop of 7 percent. We believe that automated services pricing will continue to drop further, but that automated remains subject to enormous potential for volume growth.

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

Significant Business Activities

             Automated Conferencing –The trend toward increased use of conferencing has been accompanied by continued demand for lower-priced, lower-cost automated conferencing services. Accordingly, as demand for teleconferencing continues to increase, we expect part of our revenue growth to be generated through increased volumes of automated services, albeit at a reduced average selling price. Therefore, there has continued to be a shift in product mix from attended conference calls to automated conference calls, which resulted in a lower average revenue per minute. We are also seeing a shift within the automated conferencing from a reserved automated service to a reservation-less automated service, at an even lower average revenue per minute.

             Automated conferencing, excluding Concert services, grew to 29 percent of our total audio conferencing revenues for the six months ended June 30, 2002 compared to 23 percent for the comparable period last year. Likewise the automated services now account for 55 percent of total audio conferencing volumes for the six months ended June 30, 2002 up from 40 percent in the comparable period in the prior year. Automated conferencing volume and revenue, excluding Concert, grew by 72 percent and 37 percent, respectively, for the six months ended June 30, 2002 compared to the six months ended June 30, 2001. For the first and second quarter of 2002 automated conferencing revenue has decreased 7% from the immediately preceding quarter due to a continuing switch from a reserved service to a reservation-less service, which is at a reduced average rate. For the six months ended June 30, 2002 compared to 2001, fully attended conferencing revenue and volume declined by 7 percent and 5 percent, respectively, mainly reflecting the conversion of existing customers to the automated service.

             Significant Customers– For the six months ended June 30, 2002, our three largest customers, Ernst & Young LLP, Concert, and Bristol Myers Squibb accounted for 8 percent, 7 percent, and 6 percent of our revenues, respectively. In 2001, the business we generated from Concert and its customers began migration to Concert’s U.S. parent, AT&T, as a result of the restructuring of Concert. In the first half of 2002, Concert service revenues had decreased 66 percent from the first half of 2001. We are focusing on generating new clients and increasing volumes from existing clients in order to replace the Concert business that we have lost. As Concert becomes more fully integrated into AT&T, we expect to see volumes return to historical levels in addition to other services we expect to perform for AT&T and its customers, although we cannot predict when, or if, the run rate will return to historical levels.

             International Operations –International sales comprised 46 percent of our revenues in 2002 and 2001, and we anticipate that international sales will continue to account for a significant portion of our consolidated revenue. International conferences that are initiated outside the United States are denominated in local currency; similarly, operating costs for such conferences are incurred in local currencies. Our three largest international locations, based on total revenue, are the United Kingdom, Canada and Australia, comprising 28 percent, 7 percent and 6 percent of our total revenue, respectively. Our international locations are subject to all local laws and regulations, and to our knowledge are in compliance with these laws and regulations.

Results of Operations

Six Months Ended June 30, 2002, compared to Six Months Ended June 30, 2001

             Net Revenues. Net revenues increased 10 percent to $25.7 million for the six months ended June 30, 2002, compared to $23.3 million for 2001.

             Audio conferencing revenues were $17.4 million for the six months ended June 30, 2002 compared to $21.2 million for the six months ended June 30, 2001. This reduction is principally due to the previously announced downsizing of the Concert business which is being transitioned to AT&T. This traffic decreased by $4.1 million or 66 percent for the six months ended June 30, 2002 compared to the six months ended June 30, 2001. We are dealing with the Concert decline by seeking business from Concert customers through AT&T. Audio conferencing accounted for 68 percent and 91 percent of our revenues in 2002 and 2001, respectively.

             Videoconferencing revenue increased 521 percent from $1.3 million to $8.0 million and comprised 31 percent and 5 percent of total revenues for the six months ended June 30, 2002 and 2001, respectively. This increase was mainly the result of the acquisition of PictureTel Corporations’ 1414c worldwide video conferencing service delivery business and the acquisition of Proximity, Inc. as well as the successful on-boarding of two major multinational companies in the March to June 2002 time period.

             Other revenue, including internet conferencing and equipment sales, accounted for 2% and 4% of revenue for the six months ended June 30, 2002 and 2001, respectively.

             For the six months ended June 30, 2002, North America, Europe and Asia Pacific, our three primary geographic markets, generated 61 percent, 31 percent and 8 percent, of our total revenue, respectively.

             Gross Profit.   Gross profit decreased 18 percent to $8.9 million for the six months ended June 30, 2002, compared to $10.9 million for the prior year. Gross profit percentage decreased to 35 percent of net revenues for the six months ended June 30, 2002, compared to 47 percent of net revenues for 2001. This gross profit decrease is almost entirely due to the loss of Concert business as well as the impact of a higher volume of lower margin video conferencing activity which was also affected by the temporarily higher telecommunications network costs associated with the extraction of our video service business from its previous owner, PictureTel Corporation. In the first quarter of 2002, our video conferencing network costs exceeded our internal benchmarks, however, we have been successful in reconfiguring our video conferencing network to reduce these costs with full effect from April 2002.

             Selling, General and Administrative Expense.   Selling, general and administrative expense for the six months ended June 30, 2002 was $11.3 million, or 44 percent of revenue, compared to $9.3 million or 40 percent of revenue for 2001. This increase is substantially due to the addition of employees from our two video conferencing acquisitions which added $1.0 million to these expenses and an additional $1.0 million to support and grow the existing business.

             Interest Expense.   Net interest expense increased by 9 percent from $624,000 to $680,000 mainly as a result of a slightly higher interest rate applied to a similar average outstanding debt balance for the six months ended June 30, 2002 and 2001, respectively. We expect interest cost to reduce due to our recent $5.0 million convertible preferred stock financing.

             Provision for Income Taxes.   Income taxes decreased 34 percent to $243,000 for the six months ended June 30, 2002, compared to $370,000 for 2001, due to decreased taxable income earned by our United Kingdom and Canadian subsidiaries. We paid no other income taxes due to domestic and international tax loss carry-forwards of approximately $6.5 million.

             Net Income (loss).   Net income decreased by $3.5 million from net income of $187,000 to a net loss of $3.3 million due to all the factors described above, the most important of which was the reduced margins resulting from the reduction in Concert revenues by $4.1 million or 66 percent.

Three Months Ended June 30, 2002, compared to Three Months Ended June 30, 2001

             Net Revenues.   Net revenues increased 10 percent to $13.0 million for the three months ended June 30, 2002, compared to $11.8 million for 2001.

             Audio conferencing revenues were $8.6 million for the three months ended June 30, 2002 compared to $10.7 million for the three months ended June 30, 2001. This reduction is principally due to the downsizing of the Concert business which is being transitioned to AT&T. This traffic decreased by $2.5 million or 77 percent for the three months ended June 30, 2002 compared to the three months ended June 30, 2001. Audio conferencing accounted for 66 percent and 91 percent of our revenues in 2002 and 2001, respectively.

             Videoconferencing revenue increased 590 percent from $590,000 to $4.1 million and comprised 31 percent and 5 percent of total revenues for the three months ended June 30, 2002 and 2001, respectively. This increase was mainly the result of the acquisition of PictureTel Corporations’ 1414c worldwide video conferencing service delivery business and the acquisition of Proximity, Inc. as well as the successful on-boarding of two major multinational companies in the March to June 2002 time period.

             Other revenue, including internet conferencing and equipment sales, accounted for 3% and 4% of revenue for the three months ended June 30, 2002 and 2001, respectively. This increase was mainly due to the acquisition of Proximity in January 2002.

             Gross Profit.   Gross profit decreased 16 percent to $4.5 million for the three months ended June 30, 2002, compared to $5.3 million for the prior year. Gross profit percentage decreased to 35 percent of net revenues for the three months ended June 30, 2002, compared to 45 percent of net revenues for 2001. This gross profit decrease is almost entirely due to the loss of Concert business as well as the impact of a higher volume of lower margin video conferencing activity.

             Selling, General and Administrative Expense.   Selling, general and administrative expense for the three months ended June 30, 2002 was $5.8 million, or 44 percent of revenue, compared to $4.7 million or 40 percent of revenue for 2001. This increase is substantially due to the addition of employees from our two video conferencing acquisitions which added $300,000 to these expenses and an additional $800,000 to support and grow the existing business.

             Interest Expense.   Net interest expense increased by 48 percent from $227,000 to $336,000 mainly as a result of a slightly higher interest rate applied to a similar average outstanding debt balance for the three months ended June 30, 2002 and 2001, respectively. We expect interest cost to reduce due to our recent $5.0 million convertible preferred stock financing.

             Provision for Income Taxes.   Income taxes decreased 17 percent to $120,000 for the three months ended June 30, 2002, compared to $145,000 for 2001, due to decreased taxable income earned by our United Kingdom and Canadian subsidiaries. We paid no other income taxes due to domestic and international tax loss carry-forwards of approximately $6.5 million.

             Net Income (loss).      Net income decreased by $1.6 million from net loss of $165,000 to $1.7 million due to all the factors described above, the most important of which was the reduced margins resulting from the reduction in Concert revenues by $2.5 million or 76 percent.

Liquidity and capital resources

             During the six months ending June 30, 2002, we received and used cash proceeds on the following:

•	We used $900,000 on operating activities.
•	We purchased $1.0 million of equipment.
•	We paid cash of $500,000, net of cash acquired of $300,000, in association with the acquired assets of Proximity, Inc for $3.9 million. We also issued $750,000 in debt related to the acquisition of Proximity at an interest rate of 8 percent.
•	We paid down debt of $3.6 million (net of proceeds from issuance of debt).
•	We purchased treasury stock of $143,000 and received proceeds from the issuance of stock of $125,000.
•	We received $4.6 million from the issuance of preferred stock.

             Over the next twelve months, we believe that cash flow from operations will be approximately $3.0 million. In addition to funding operations, we estimate that the following obligations will be required to be paid off or renegotiated over the next twelve months: $5.6 million in debt and capital lease payments and $3.7 million in preferred stock payments. Currently, we have approximately $3.4 million in cash and cash equivalents. Of the $5.6 million in debt obligations, approximately $1.0 million is in the process of being extended for a period of two years from the original maturity date and $1.8 million is due to a co-founder of our UK business who is also a shareholder and employee. We feel we may be able to re-negotiate terms of these payments.

             We also believe that we may spend up to $2.5 million on capital expenditures, but these capital expenditures will depend on results from operations. We currently have enough capacity to handle our volume requirements, and capital expenditures are mainly used for enhancements or upgrades of existing capacity. There are currently no material commitments contractually obligating us to meet these capital expenditure projections.

             Based on our current commitments and planned capital expenditures, if we fail to generate $3.0 million from operations or to renegotiate the terms of our indebtedness, we may need to obtain an additional $3.0 million to $5.0 million in financing over the next twelve months. Our intentions are to explore all options available to us, though we expect that our current cash on hand and cash that we generate from operation will be sufficient to meet the obligations described above.

             Having established our presence in 10 significant teleconferencing markets worldwide, which today represent over 80 percent of all known potential teleconferencing revenues, we have no immediate significant expansion plans. Our global expansion from the 10 country base is expected to proceed at a much slower rate than in the past. However, with the expected growth in our existing business, we will need to seek additional sources of financing which may include public or private debt, equity financing by us or our subsidiaries or other financing arrangements. There is no assurance that the financing will be available to us or on acceptable terms.

             The facilities-based teleconferencing service business is a capital intensive business. Our operations have required and will continue to require capital investment for: (i) the purchase and installation of conferencing bridges and other equipment in existing bridging networks and additional bridging networks to be constructed in new service areas; (ii) the acquisition and expansion of conferencing platforms currently owned and operated by other companies; and (iii) the evolution of the platform to support new products, services and technologies. Our expected capital expenditures for general corporate and working capital purposes include: (i) expenditures with respect to our management information system and corporate service support infrastructure and (ii) operating and administrative expenses with respect to new bridging platforms, networks and debt service. We plan to make capital investments in connection with plans to construct and develop new bridging networks, as well as for technology upgrades. Expansion of our bridging networks will include the geographic expansion of our existing operations, and we will consider the development of new markets. In addition, we may acquire existing conferencing companies and their bridging platforms and networks in the future.

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

PART II – Other Information

Item 2.           Changes in Securities and Use of Proceeds

             On May 17, 2002, we issued 500 shares of 6.5% Series C Convertible Preferred Stock for $4,600,000, net of financing and legal fees of $400,000. We also issued warrants to the investors to purchase 279,885 shares of common stock, of which 229,885 are callable, at $5.00 per share and have an expiration date of May 17, 2007. The preferred stockholders may, at their election, convert their shares of outstanding preferred stock into shares of our common stock at a fixed price of $5.00 per share. If this conversion occurred with respect to all outstanding preferred shares prior to any liquidating redemptions by us, it would result in 1,000,000 shares of common stock being issued. The stock is subject to 15 mandatory monthly liquidating redemptions of $333,333 commencing on August 17, 2002, for a total of $5.0 million. At our election, we may make redemption payments in cash or by delivering shares of our common stock based on a 10% discount to the five day volume weighted average market price of our common stock at that time. The preferred stockholders have the right to defer any payment that we elect to be made in common stock until one month following the latest scheduled (deferred) payment. Terms of the investment prevent the preferred stock investors from holding more than 10 percent of our outstanding common stock at any point in time, which will also limit potential dilution. This would require us to make redemption payments in cash if prior redemptions in common stock are greater than anticipated.

Item 4.           Submission of Matters to a Vote of Security Holders

             We held the annual meeting of shareholders on June 27, 2002 at our offices in Golden, Colorado. The shareholders elected Donald L. Sturtevant and Carolyn R. Van Eeckhout to the class I board of directors to serve a three year term expiring in the year 2005. The votes for Donald L. Sturtevant were 6,369,716 (99.6%) and votes withheld were 28,744. The votes for Carolyn R. Van Eeckhout were 6,090,216 (95.2%) and votes withheld were 308,244.

             The shareholders adopted and approved the amendment to the Stock Option Plan of 2000. The votes in favor of the Stock Option Plan were 5,999,374 (93.8%), and votes against the plan were 393,831 (6.2%). There were 5,255 withheld or abstention votes, and 2,745,910 votes were represented by brokers and shareholders who did not respond.

             The shareholders also ratified the appointment of Ernst & Young LLP as independent accountants for the Company for the year ending December 31, 2002. Votes for ratification were 6,379,612 (99.7%) and there were 15,998 votes against ratification. There were 2,850 withheld or abstention votes, and 2,745,910 votes were represented by brokers and shareholders who did not respond.

Item 6(a).            Exhibits:

             The Exhibit index on page 27 of this Form 10-Q report lists the exhibits that are hereby filed or incorporated by reference.

Item 6(b).           Reports on Form 8-K:

             On May 1, 2002, we filed a Form 8-K regarding the press release related to trend information occurring in our business.

             On May 10, 2002, we filed a Form 8-K regarding the press release related to our first quarter 2002 financial results.

             On May 22, 2002, we filed a Form 8-K regarding the press release related to our $5.0 million placement of Series C Convertible Preferred Stock.

             On May 24, 2002, amended on May 28, 2002, we filed a Form 8-K regarding our $5.0 million placement of Series C Convertible Preferred Stock.

SIGNATURE

             In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACT TELECONFERENCING, INC.

DATE: August 14, 2002	By: /s/ Gavin J. Thomson Gavin J. Thomson, Chief Financial Officer (Duly authorized officer and Principal Financial Office)

.

Index to Exhibits

All exhibits are filed electronically.

Number	Description

99.1	Certification of CEO and CFO under section 906 of the Sarbanes-Oxley Act of 2002