Form 10-Q
period 2002-09-30
ACT TELECONFERENCING INC
filed 2002-11-14
CIK 918709

Use these links to rapidly review the document
ACT TELECONFERENCING, INC.

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2002
or
☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to .

Commission file number 0-27560

ACT Teleconferencing, Inc.
(Exact name of registrant as specified in its charter)

Colorado (State or other jurisdiction of incorporation or organization)	84-1132665 (IRS Employer Identification No.)
1658 Cole Blvd., Suite 130, Golden, Colorado 80401 (Address of principal executive offices, zip code)
(303) 235-9000 (Registrant's telephone number, including area code)

        Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of October 31, 2002, 8,952,623 shares of the issuer's common stock were outstanding.

ACT TELECONFERENCING, INC.

FORM 10-Q

PART I—Financial Information

ACT Teleconferencing, Inc.

Consolidated Balance Sheets

	September 30 2002	December 31 2001
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,940,061	$5,126,723
Accounts receivable (net of allowance for doubtful accounts of $679,000 and $591,000 in 2002 and 2001, respectively)	8,886,494	9,468,057
Prepaid expenses and other current assets	1,487,667	914,391

Total current assets	12,314,222	15,509,171
Equipment:
Telecommunications equipment	16,055,207	14,270,491
Software	5,079,203	4,453,807
Office equipment	9,737,974	8,143,992
Less: accumulated depreciation	(12,471,732)	(8,760,256)

Total equipment—net	18,400,652	18,108,034
Other assets:
Goodwill	20,264,349	16,476,194
Other intangible assets (net of accumulated amortization of $461,000 and $221,000 in 2002 and 2001, respectively)	1,104,326	1,313,043
Cash held in escrow	1,355,951	1,355,951
Other long term assets	393,796	473,185
Long term note receivable from a related party	264,194	251,383

Total assets	$54,097,490	$53,486,961

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$4,827,670	$3,950,445
Accrued liabilities	4,053,477	3,716,323
Current portion of debt	5,124,295	6,972,977
Capital lease obligations due in one year	1,228,552	1,128,161
Income taxes payable	562,903	1,101,409

Total current liabilities	15,796,897	16,869,315
Long-term debt	4,744,464	5,657,118
Capital lease obligations due after one year	1,665,453	1,381,546
Deferred income taxes	519,476	415,987
Convertible preferred stock, 500 shares authorized, issued, and outstanding, net of discount	3,516,583	—
Shareholders' equity:
Common stock, no par value; 25,000,000 shares authorized 8,952,623 and 8,620,134 shares issued and outstanding in 2002 and 2001, respectively	38,585,076	34,765,731
Treasury stock, at cost	(235,872)	(36,765)
Accumulated deficit	(9,420,674)	(4,167,312)
Accumulated other comprehensive loss	(1,073,913)	(1,398,659)

Total shareholders' equity	27,854,617	29,162,995

Total liabilities and shareholders' equity	$54,097,490	$53,486,961

See accompanying notes to consolidated financial statements.

ACT Teleconferencing, Inc.

Consolidated Statements of Operations

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2002	2001	2002	2001
Net revenues	$13,444,739	$10,775,704	$39,174,477	$34,122,939
Cost of services	9,167,940	4,950,800	25,989,525	17,430,642

Gross profit	4,276,799	5,824,904	13,184,952	16,692,297
Selling, general and administration expense	5,621,525	4,646,316	16,879,650	13,915,791

Operating income (loss)	(1,344,726)	1,178,588	(3,694,698)	2,776,506
Interest expense, net	344,308	452,151	1,024,043	1,075,984

Income (loss) before income taxes	(1,689,034)	726,437	(4,718,741)	1,700,522
Provision (benefit) for income taxes	(100,032)	177,034	143,023	547,331

Net income (loss) before extraordinary item	(1,589,002)	549,403	(4,861,764)	1,153,191
Extraordinary charge related to early extinguishment of debt	—	—	—	416,366

Net income (loss)	(1,589,002)	549,403	(4,861,764)	736,825
Preferred stock dividends	261,125	40,000	391,598	120,000

Net income (loss) available to common shareholders	$(1,850,127)	$509,403	$(5,253,362)	$616,825

Weighted average number of shares outstanding—basic	8,946,073	6,244,715	8,963,061	6,119,409

Weighted average number of shares outstanding—diluted	8,946,073	6,512,622	8,963,061	6,542,207

Earnings per share
Basic
Net income (loss) before extraordinary item	$(0.21)	$0.08	$(0.59)	$0.17
Extraordinary item	—	—	—	(0.07)

Net income (loss)	$(0.21)	$0.08	$(0.59)	$0.10

Diluted
Net income (loss) before extraordinary item	$(0.21)	$0.08	$(0.59)	$0.16
Extraordinary item	—	—	—	(0.07)

Net income (loss)	$(0.21)	$0.08	$(0.59)	$0.09

See accompanying notes to consolidated financial statements.

ACT Teleconferencing, Inc.

Consolidated Statements of Shareholders' Equity

(Unaudited)

				Accumulated other comprehensive income (loss)
	Common Stock		Accumulated Deficit		Treasury stock
	Shares	Amount				Total
Balance at January 1, 2002	8,620,134	$34,765,731	$(4,167,312)	$(1,398,659)	$(36,765)	$29,162,995
Shares issued for acquisition	350,000	2,671,010				2,671,010
Increase in equity due to the issuance of warrants in association with debt and preferred stock		718,515				718,515
Shares purchased by employees	58,889	211,196				211,196
Purchase of treasury stock	(76,400)				(199,107)	(199,107)
Value of stock issued to employees and consultants as compensation		218,624				218,624
Preferred dividend and accretion to redemption value of convertible preferred stock			(391,598)			(391,598)
Comprehensive loss
Net loss			(4,861,764)			(4,861,764)
Other comprehensive gain, net of tax
Foreign currency translation				324,746		324,746

Total comprehensive loss						(4,537,018)

Balance at September 30, 2002	8,952,623	$38,585,076	$(9,420,674)	$(1,073,913)	$(235,872)	$27,854,617

See accompanying notes to consolidated financial statements.

ACT Teleconferencing, Inc.

Consolidated Statements of Cash Flow

(Unaudited)

	For the nine months ended September 30
	2002	2001
Operating activities
Net income (loss)	$(5,253,362)	$736,825
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Extraordinary charge related to early extinguishment of debt	—	416,366
Depreciation	3,378,293	2,469,728
Amortization of goodwill and other intangibles	239,229	441,083
Amortization of deferred debt issuance costs	153,813	154,477
Deferred income taxes	80,451	(26,668)
Shares issued to consultants and employees	218,624	192,404

Cash flow before changes in operating assets and liabilities:	(1,182,952)	4,384,215
Changes in operating assets and liabilities, net of effects of business combinations:
Accounts receivable	1,097,297	(1,452,392)
Prepaid expenses and other assets	(530,407)	(945,726)
Accounts payable	291,033	1,076,439
Accrued liabilities	177,500	112,840
Income taxes payable	(595,949)	302,949

Net cash (used in) provided by operating activities	(743,478)	3,478,325
Investing activities
Equipment purchases	(2,631,151)	(3,445,180)
Cash held in escrow	—	(1,355,951)
Cash paid for acquisitions, net of cash acquired	(602,916)	(793,976)

Net cash used for investing activities	(3,234,067)	(5,595,107)
Financing activities
Net proceeds from the issuance of debt	1,473,426	2,972,426
Net repayments of debt	(5,675,140)	(4,164,317)
Net proceeds from the issuance of preferred stock	4,635,000	—
Net proceeds from the issuance (purchase) of common stock	12,089	5,357,405

Net cash provided by financing activities	445,375	4,165,514
Effect of exchange rate changes on cash	345,508	(47,412)

Net (decrease) increase in cash and cash equivalents	(3,186,662)	2,001,320
Cash and cash equivalents beginning of period	5,126,723	3,025,056

Cash and cash equivalents end of period	$1,940,061	$5,026,376

See accompanying notes to financial statements.

ACT Teleconferencing, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Note 1-Basis of Presentation and Significant Accounting Policies

        The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the nine-month and three-month periods ending September 30, 2002, are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information, refer to the financial statements and footnotes included in our annual report on Form 10-K for the year ended December 31, 2001, and its amendments and subsequent filings.

        The consolidated financial statements include the accounts of ACT Teleconferencing, Inc., and its wholly-owned domestic and worldwide subsidiaries. With the exception of ACT Business Solutions Limited, which is 96.7% held, ACT owns 100% of all of its subsidiaries. Significant intercompany accounts and transactions have been eliminated.

Business

        ACT Teleconferencing, Inc. is a full-service provider of audio, video, data and web-based teleconferencing services to businesses and organizations in North America, Europe, and Asia Pacific. The Company's conferencing services enable its clients to cost-effectively conduct remote meetings by linking participants in geographically dispersed locations. The Company is present in ten countries, with sales and service delivery centers in nine countries and a sales office and European regional headquarters in Belgium. ACT Teleconferencing Inc.'s primary focus is to provide high value-added conferencing services to organizations such as professional service firms, investment banks, high tech companies, law firms, investor relations firms, and other domestic and multinational companies. The Company also provides outsourced or managed services to major telecommunication companies.

Goodwill

        The Company has adopted SFAS 142, which requires nonamortization of goodwill and intangible assets that have indefinite useful lives and annual impairment tests of those assets. The statement also provides specific guidance about how to determine and measure goodwill and intangible asset impairments, and requires additional disclosure of information about goodwill and other intangible assets. Goodwill and intangible assets acquired after June 30, 2001 were subject to the nonamortization provisions of the statement. The Company is currently in the process of having an external goodwill impairment test performed and expects to have the results of this analysis prior to December 31, 2002. The following presents the three months and nine months ended September 30, 2001 net income and per share amounts exclusive of goodwill amortization:

	Three months ended September 30, 2001	Nine months ended September 30, 2001
Reported net income	$509,403	$616,825
Add back goodwill amortization	83,000	301,000

Adjusted net income	$592,403	$917,825

Earnings per share:
Basic
Reported basic earnings per share	$0.08	$0.10
Add back goodwill amortization	.01	0.05

Adjusted basic earnings per share	$0.09	$0.15

Diluted
Reported diluted earnings per share	$0.08	$0.09
Add back goodwill amortization	.01	0.05

Adjusted diluted earnings per share	$0.09	$0.14

        Other intangibles includes a non-compete agreement with one of our subsidiary officers in the amount of approximately $1.5 million less accumulated amortization of $477,000 at September 30, 2002. The estimated future aggregate amortization expense for existing other intangible assets is $300,000 annually through December 31, 2005.

        At September 30, 2002, goodwill recorded at the segment reporting level was $6.9 million in audio services and $13.4 million in video services.

Foreign Currency Conversion

        The financial statements of the Company's foreign subsidiaries have been translated into United States dollars at the weighted average exchange rate during the quarter for the statements of operations and quarter-end rate for the balance sheets.

Internal Use Software

        The Company capitalizes costs of materials, consultants, and payroll and payroll-related costs which are incurred in developing internal-use computer software, beginning once the application development stage is attained and continuing until the post-implementation/operation stage is achieved. Costs incurred prior to and after the establishment of the application development stage are charged to general and administrative expenses. The Company capitalized internal use software development costs of $625,000 and $722,000 for the nine months ended September 30, 2002 and 2001, respectively.

Reclassifications

        Certain reclassifications have been made to the 2001 financial statements presentation in order to conform to the 2002 presentation.

2. Related Party Transaction

        In July 2001, the Company entered into an incentive arrangement with one of the Company's officers for the issuance of 32,000 shares of restricted common stock as part of his incentive package. Under the original terms of the agreement, the common stock vests in four equal amounts over four years. Through April 30, 2002, we recognized compensation expense of $96,000 and on May 16, 2002, the board accelerated vesting of the balance of the stock under this agreement and an additional $32,000 in compensation expense was recorded. Additional shares may be issued each year for a four year period based on various profit based performance criteria and would have the same vesting and selling restrictions.

3. Litigation

        On January 29, 2002, the Company received a complaint, filed in the District Court of Colorado, alleging breach of contract pursuant to a term sheet executed between the Company and a prospective lender. The Company was in negotiations to obtain a loan from said lender and due to various circumstances the transaction was not completed.

        On July 3, 2002, the Company also received a complaint, filed in the Superior Court of New Jersey, from a former audio conferencing employee claiming damages and lost commissions on sales made to a large videoconferencing customer.

        The Company intends to vigorously defend these lawsuits and believes these claims are entirely without merit and does not expect them to become material events.

4. Acquisitions

        On October 10, 2001, with an effective date of October 1, 2001, ACT Videoconferencing, Inc., a wholly owned subsidiary of the Company, closed on the acquisition of substantially all of the assets of PictureTel Corporations' 1414c worldwide videoconferencing service delivery business ("the Videoconferencing Business").

        The selected unaudited pro forma combined financial information presented below has been derived from the audited historical financial statements of the Company and reflects management's present estimate of pro forma adjustments, including the purchase price allocations. The unaudited pro forma condensed combined financial statements may not be indicative of the results that actually would have occurred if the transaction described above had been completed and in effect for the periods indicated or the results that may be obtained in the future. The unaudited pro forma condensed combined financial data presented below should be read in conjunction with the audited historical financial statements and related notes thereto of the Company and the Videoconferencing business.

        This acquisition was accounted for under the purchase method of accounting. The pro forma unaudited results of operations for 2001, assuming consummation of the purchase as of January 1, 2001, is as follows:

	Three months ended September 30, 2001	Nine months ended September 30, 2001
Net revenues	$12,507,000	$37,852,000

Net loss available to common shareholders	$(134,000)	$(230,000)

Weighted average number of shares outstanding — basic and diluted	7,013,946	6,888,640
Net loss per share — basic and diluted	$(.02)	$(.03)

5. Preferred Stock

        On May 17, 2002, the Company issued 500 shares of 6.5% Series C Convertible Preferred Stock for $4,600,000, net of $400,000 of financing and legal fees. The Company also issued warrants to the investors to purchase 279,885 shares of common stock, of which 229,885 are callable at $5.00 per share and have an expiration date of May 17, 2007. The warrants were valued at $689,000 using the Black Scholes model and, along with the financing and legal fees of $400,000, will be amortized as non-cash preferred dividends over the 18 month term of the agreement. The preferred stockholders may, at their election, convert their shares of outstanding preferred stock into shares of the Company's common stock at a fixed price of $5.00 per share. If this conversion occurs with respect to all outstanding preferred shares prior to any remaining liquidating redemptions by the Company, it would result in 866,667 shares of common stock being issued. The stock is subject to 15 mandatory monthly liquidating redemptions of $333,333 commencing on August 17, 2002, for a total of $5.0 million. As of September 30, 2002, the Company has made the August and September 2002 liquidating redemption payments in cash. At the Company's election, redemption payments may be made in cash or by delivering shares of the Company's common stock based on a 10% discount to the five day volume weighted average market price of the common stock at that time. The preferred stockholders have the right to defer any payment that we elect to be made in common stock until one month following the latest scheduled (deferred) payment. Terms of the investment prevent the preferred stock investors from holding more than 10 percent of the Company's outstanding common stock at any point in time, which will also limit potential dilution. These terms would require redemption payments to be made in cash if prior redemptions in common stock are greater than anticipated.

6. Earnings Per Share

        The following table sets forth the computation of basic and diluted earnings per share for the three months and the nine months ended September 30, 2001. The remaining periods presented in the statement of operations have no dilutive effect.

	Three months ended September 30, 2001	Nine months ended September 30, 2001
Basic shares	6,244,715	6,119,409
Effect of dilutive securities
Employee stock options	255,053	341,367
Warrants	12,854	81,431

Dilutive effect	267,907	422,798

Diluted shares outstanding	6,512,622	6,542,207

7. Business Segment Analysis

        The Company's decisions on resource allocation and performance assessment are primarily based on the market potential of each regional operating location. Each of the locations offers the same products and services, has similar customers and equipment, and is managed directly by the Company's executives, allowing all locations to be aggregated under the guidelines of FASB Statement No. 131 resulting in one reportable line of business to the extent that services are separately identifiable. Prior to October 2001, audio conferencing services comprised approximately 90% of total services, while video and other conferencing services were approximately 10% of total revenues.

        In October 2001, the Company acquired the assets of PictureTel Corporation's 1414c worldwide videoconferencing service delivery business. In association with this acquisition, the Company's decisions on resource allocation and performance continue to be based on regional market potential but also on the separate operating segments of audio, video, and internet teleconferencing services.

        The following summary provides financial data for the Company's operating segments for the nine months ended September 30, 2002. It is impracticable for the Company to present comparative information for the nine months ended September 30, 2001 because the information, other than revenue figures, does not exist as the Company assessed performance based on geographic markets rather than product markets.

For the nine months ended September 30, 2002:

Product Segment	Audio	Video	Other	Subtotal	Corporate	Total
	(in thousands)
Net Revenues	$25,904	$12,390	$880	$39,174	$—	$39,174
Loss before tax	(387)	(1,308)	(303)	(1,998)	(2,721)	(4,719)
Interest expense	324	86	46	456	568	1,024
Depreciation and amortization	2,357	782	160	3,299	325	3,624
Tax expense (benefit)	257	20	—	277	(134)	143
Total assets	30,759	18,276	1,667	50,702	3,396	54,098

        The following summary provides financial data for significant geographic markets in which the Company operates.

For the nine months ended September 30, 2002:

Geographic area	North America	Europe	Asia Pacific	Total
	(in thousands)
Net Revenues	$24,189	$11,806	$3,179	$39,174
Long-Lived Assets	19,451	15,721	4,597	39,769
Deferred Tax Liability	176	343	—	519

For the nine months ended September 30, 2001:

Geographic area	North America	Europe	Asia Pacific	Total
	(in thousands)
Net Revenues	$20,462	$11,312	$2,349	$34,123
Long-Lived Assets	10,679	12,936	2,590	26,205
Deferred Tax Liability	—	276	—	276

        For the nine months ended September 30, 2002, the United States comprises approximately 89% of the North American total revenue, the United Kingdom comprises approximately 88% of the European total revenue, and Australia comprises approximately 74% of the Asia Pacific total revenue.

        The Company's largest customer accounted for 8% and 9% of consolidated revenues and the Company's second largest customer accounted for 6% and 0% of consolidated revenues for the nine months ended September 30, 2002 and 2001, respectively.

8. Subsequent Events

        On October 16, 2002, the Company finalized an agreement under which the Company would take possession of 5,280 unused Compunetix audio conferencing ports as compensation for services rendered and to be rendered under an existing supplier contract. On November 5, 2002, the Company took possession of this equipment, which has an approximate fair market value of $3.7 million. Although this transaction did not require that we make any cash outlay, the Company intends to invest approximately $1 million in software and feature upgrades to bring the equipment into service. This compensation for services will be recognized as revenue equally over the next nine quarters, which is the remaining term of the supplier contract, beginning in the fourth quarter 2002. The equipment will be depreciated over an appropriate period.

        Also on October 16, 2002, the Company closed on a $4.5 million financing arrangement consisting of a $2.5 million three-year term note and a $2 million revolving line of credit secured against accounts receivable and other assets. The term note bears interest at a 7 percent fixed rate with payments being due in 36 monthly installments commencing in November 2002. The revolving line of credit bears interest at a rate equal to prime plus one and one-quarter percent. A portion of the proceeds was used to pay off existing debt of $1.3 million.

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

Recent Events

        On October 16, 2002, we finalized an agreement under which we would take possession of 5,280 unused Compunetix audio conferencing ports as compensation for services rendered and to be rendered under an existing supplier contract. On November 5, 2002, we took possession of this equipment, which has an approximate fair market value of $3.7 million. Although this transaction did not require that we make any cash outlay, we intend to invest approximately $1 million in software and feature upgrades to bring the equipment into service. This compensation for services will be recognized as revenue equally over the next nine quarters, which is the remaining term of the supplier contract, beginning in the fourth quarter 2002. The equipment will be depreciated over an appropriate period.

        Also on October 16, 2002, we closed on a $4.5 million financing arrangement consisting of a $2.5 million three-year term note and a $2 million revolving line of credit secured against accounts receivable and other assets. The term note bears interest at a 7 percent fixed rate with payments being due in 36 monthly installments commencing in November 2002. The revolving line of credit bears interest at a rate equal to prime plus one and one-quarter percent. A portion of the proceeds was used to pay off existing debt of $1.3 million.

Business Operations

        For the nine months ended September 30, 2002, our revenue was $39.2 million, an increase of $5.1 million or 15% percent over the same period in the prior year. The increase was due mainly to our two videoconferencing acquisitions, which increased revenues by approximately $10.7 million but was offset by a $6.0 million reduction in revenue from the closure of Concert. Concert had previously been our largest customer.

        Our financial model has changed substantially as a result of the videoconferencing company acquisitions, PictureTel Corporations' 1414c worldwide videoconferencing service delivery business and Proximity. Due to the bandwidth requirements for high quality business style videoconferencing, we experience higher telecommunications network costs associated with videoconferencing services than with audio conferencing services. A higher volume of videoconferencing revenues relative to total conferencing revenues, along with a higher volume of automated audio conferencing, and the loss of Concert business, led to a reduction in our gross profit percentage to 34 percent of revenues for the nine months ended September 30, 2002 from 49 percent for the nine months ended September 30, 2001.

        Selling, general and administrative expenses also increased during the nine months ended September 30, 2002 reflecting the videoconferencing acquisitions, which added $2.0 million to these expenses. We incurred an additional $1.0 million to support and grow the existing business. As a result, selling, general and administrative expenses, as a percentage of revenue, increased to 43 percent for the nine months ended September 30, 2002 compared to 41 percent for the nine months ended September 30, 2001.

        We are presently achieving a revenue run rate range of between $50 million to $55 million for the year excluding new volume increases. For the remainder of 2002, we are estimating that our variable telecommunication costs will run at approximately 21 percent of revenue and other variable costs at approximately 3 to 4 percent of revenue. Fixed cash costs and depreciation and amortization will run at approximately $3.2 million and $450,000 per month, respectively.

        See "Significant Business Activities" and "Results of Operations" below for a more detailed analysis.

Components of Major Revenue and Expense Items

        Revenues.    We earn revenues from fees charged to clients for audio, video, data and internet-based teleconference bridging services, from charges for enhanced services, room rental charges, and from rebilling certain long-distance telephone costs. We also earn nominal revenue on conferencing product sales and temporary expense reimbursements.

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

Cost as a percentage of sales

        The following table outlines certain items in our income statement as a percentage of sales:

	Three months ended September 30,		Nine Months ended September 30,
	2002	2001	2002	2001
Net revenues	100%	100%	100%	100%
Cost of services	68	46	66	51

Gross profit	32	54	34	49
Selling, general and administrative expense	42	43	43	41

Operating income (loss)	(10)	11	(9)	8
Interest expense	3	4	3	3

Income (loss) before taxes and extraordinary item	(13)	7	(12)	5
Income taxes and extraordinary items	(1)	2	0	2

Net income (loss)	(12)	5	(12)	3

Volume Trends

        The following table shows recent quarterly volume trends for the first, second and third quarters of 2002 by major product-line:

	Q3	Q2	Q1
Attended conferencing minutes	15,174,836	15,452,969	13,592,778
Automated conferencing minutes	19,396,520	19,279,507	15,665,123
Concert/International conferencing	4,303,378	2,994,499	5,260,329

Total Audio conferencing minutes	38,874,734	37,726,975	34,518,230

Videoconferencing calls	3,446	3,687	3,370

Revenue Trends

        Our individual geographic regions experience trends similar to our overall business trends. The following table shows quarterly revenue trends by major product-line:

	Q3 2002	Q2 2002	Q1 2002	Q4 2001	Q3 2001
	($ in thousands)
Conferencing Services
Attended conferencing	$4,783	$5,258	$4,622	$4,064	$4,531
Automated conferencing	2,581	2,526	2,714	2,930	2,311
Concert/International conferencing***	1,284	780	1,356	2,456	3,034

Total audio conferencing	8,648	8,564	8,692	9,450	9,876
Videoconferencing *	4,427	4,071	3,892	2,869	605
Other **	370	325	186	201	295

Total	$13,445	$12,960	$12,770	$12,520	$10,776

Sequential Quarter over Quarter Growth Rates
Attended conferencing	(9)%	14%	14%	(10)%
Automated conferencing	2%	(7)%	(7)%	27%
Concert/International conferencing	65%	(42)%	(45)%	(19)%

Total audio conferencing	1%	(1)%	(8)%	(4)%
Videoconferencing *	9%	5%	36%	374%
Other **	14%	75%	(7)%	(32)%

Total	4%	1%	2%	16%

Q3 2002 over Q3 2001 Growth Rates
Attended conferencing	6%
Automated conferencing	12%
Concert/International conferencing	(58)%

Audio conferencing	(12)%
Videoconferencing *	632%
Other **	25%

Total	25%

*
Includes the acquisition of PictureTel's 1414c video services division in Q4 2001 and the acquisition of Proximity in Q1 2002.

**
Includes internet conferencing and equipment sales.

***
Q3 2002 includes $648,000 in revenue pertaining to the establishment and launch of a large outsourcing platform under contract.

Significant Accounting Policies

        The Company's critical accounting policies have not changed from those reported in Management's Discussion and Analysis of Financial Condition and Significant Accounting Policies in the Company's 2001 Annual Report on Form 10-K. Also see Notes to Consolidated Financial Statements Recent Pronouncements for the impact of Financial Accounting Standard No. 142 Goodwill and Other Intangible Assets.

Significant Business Activities

        Automated Conferencing—The trend toward increased use of conferencing has been accompanied by continued demand for lower-priced, lower-cost automated conferencing services. Accordingly, as demand for teleconferencing continues to increase, we expect part of our revenue growth to be generated through increased volumes of automated services, albeit at a reduced average selling price. We are also seeing a shift within automated conferencing from a reserved automated service to a reservation-less automated service, at an even lower average revenue per minute.

        Automated conferencing, excluding Concert services, grew to 30 percent of our total audio conferencing revenues for the nine months ended September 30, 2002 compared to 19 percent for the comparable period last year. Likewise the automated services, excluding Concert, now account for 55 percent of total audio conferencing volumes for the nine months ended September 30, 2002 up from 42 percent in the comparable period in the prior year.

        Automated conferencing volume and revenue, excluding Concert, grew by 53 percent and 23 percent, respectively, for the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001. For the third quarter of 2002, automated conferencing revenue increased 2% from the second quarter of 2002. For the nine months ended September 30, 2002 compared to 2001, fully attended conferencing revenue and volume, excluding Concert, declined by 14 percent and 8 percent, respectively, mainly reflecting the conversion of existing customers to the automated service.

        Significant Customers—For the nine months ended September 30, 2002, our three largest customers, Ernst & Young LLP, Bristol Myers Squibb, and Concert accounted for 8 percent, 6 percent, and 5 percent of our revenues, respectively. In the final three months 2001, the business we generated from Concert and its customers began to decrease dramatically as Concert was closed. For the nine months ended September 30, 2002, Concert service revenues had decreased 50 percent from nine months ended September 30, 2001. We are focusing on generating new clients and increasing volumes from existing clients in order to replace the Concert business that we have lost. We expect to see volumes return to historical levels due to other services we expect to perform for AT&T and its customers, although we cannot predict when, or if, the run rate will return to historical levels.

        International Operations—International sales comprised 45 percent and 46 percent of our revenues in 2002 and 2001, respectively, and we anticipate that international sales will continue to account for a significant portion of our consolidated revenue. International conferences that are initiated outside the United States are denominated in local currency; similarly, operating costs for such conferences are incurred in local currencies. Our three largest international locations, based on total revenue, are the United Kingdom, Canada and Australia, comprising 27 percent, 7 percent and 6 percent of our total revenue, respectively. Our international locations operate under local laws and regulations, and to our knowledge are in compliance with all these laws and regulations.

Results of Operations

Nine Months Ended September 30, 2002, compared to Nine Months Ended September 30, 2001

        Net Revenues.    Net revenues increased 15 percent to $39.2 million for the nine months ended September 30, 2002, compared to $34.1 million for the nine months ended September 30, 2001.

        Audio conferencing revenues were $25.9 million for the nine months ended September 30, 2002 compared to $31.3 million for the nine months ended September 30, 2001. This reduction is principally due to the previously discussed closure of the Concert business. This traffic decreased by $5.9 million or 63 percent for the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001. We are responding to the Concert decline by having signed a new outsourcing agreement with AT&T for international conferencing. The overall decrease in audio conferencing revenues was partially offset by $648,000 in revenue pertaining to the establishment and launch of a large outsourcing platform under contract. Audio conferencing accounted for 66 percent and 91 percent of our revenues in 2002 and 2001, respectively.

        Videoconferencing revenue increased 557 percent from $1.9 million to $12.4 million and comprised 32 percent and 6 percent of total revenues for the nine months ended September 30, 2002 and 2001, respectively. This increase was mainly the result of the acquisition of PictureTel Corporations' 1414c worldwide videoconferencing service delivery business and the acquisition of Proximity, Inc. as well as the successful on-boarding of two major multinational companies requiring videoconferencing services in the March to June 2002 time period.

        Other revenue, including internet conferencing and equipment sales, accounted for 2% and 3% of revenue for the nine months ended September 30, 2002 and 2001, respectively.

        For the nine months ended September 30, 2002, North America, Europe and Asia Pacific, our three primary geographic markets, generated 62 percent, 30 percent and 8 percent, of our total revenue, respectively.

        Gross Profit.    Gross profit decreased 21 percent to $13.2 million for the nine months ended September 30, 2002, compared to $16.7 million for the prior year. Gross profit percentage decreased to 34 percent of net revenues for the nine months ended September 30, 2002, compared to 49 percent of net revenues for the nine months ended September 30, 2001. This gross profit decrease is almost entirely due to the loss of Concert business as well as the impact of a higher volume of lower margin videoconferencing activity. We have been successful in reconfiguring our videoconferencing network to reduce these costs and expect to continue to do so.

        Selling, General and Administrative Expense.    Selling, general and administrative expense for the nine months ended September 30, 2002 was $16.9 million, or 43 percent of revenue, compared to $13.9 million or 41 percent of revenue for the nine months ended September 30, 2001. This increase is substantially due to the addition of new employees and other overhead from our two videoconferencing acquisitions that added $2.0 million to these expenses. The remaining increase in selling, general and administrative expense of $1.0 million has been to support and grow existing businesses.

        Interest Expense.    Net interest expense decreased by 5 percent from $1,076,000 for the nine months ended September 30, 2001 to $1,024,000 for the nine months ended September 30, 2002 mainly as a result of the repayment of existing debt primarily financed by a $5.0 million convertible preferred stock financing.

        Provision for Income Taxes.    Income taxes decreased 74 percent to $143,000 for the nine months ended September 30, 2002, compared to $547,000 for the nine months ended September 30, 2001, due to a decrease in taxable income earned by our United Kingdom and Canadian subsidiaries. We paid no other income taxes due to domestic and international tax loss carry-forwards of approximately $6.5 million.

        Net Income (loss).    Net income decreased by $5.6 million from a net income of $737,000 for the nine months ended September 30, 2001 to a net loss of $4.9 million for the nine months ended September 30, 2002 due to all the factors described above, the most important of which was the reduced sales volume and gross margins resulting from the closure of Concert.

Three Months Ended September 30, 2002, compared to Three Months Ended September 30, 2001

        Net Revenues.    Net revenues increased 25 percent to $13.4 million for the three months ended September 30, 2002, compared to $10.8 million for the three months ended September 30, 2001.

        Audio conferencing revenues were $8.6 million for the three months ended September 30, 2002 compared to $9.9 million for the three months ended September 30, 2001. This reduction is principally due to the closure of the Concert business. This traffic decreased by $1.8 million or 58 percent for the three months ended September 30, 2002 compared to the three months ended September 30, 2001. The overall decrease in audio conferencing revenues was partially offset by $648,000 in revenue pertaining to the establishment and launch of a large outsourcing platform under contract. Audio conferencing accounted for 64 percent and 92 percent of our revenues in 2002 and 2001, respectively.

        Videoconferencing revenue increased 632 percent from $605,000 to $4.4 million and comprised 33 percent and 6 percent of total revenues for the three months ended September 30, 2002 and 2001, respectively. This increase was mainly the result of the acquisition of PictureTel Corporations' 1414c worldwide videoconferencing service delivery business and the acquisition of Proximity, Inc. as well as the successful on-boarding of two major multinational companies requiring videoconferencing services in the March to June 2002 time period.

        Other revenue, including internet conferencing and equipment sales, accounted for 3% of revenue for each of the three months ended September 30, 2002 and 2001.

        Gross Profit.    Gross profit decreased 27 percent to $4.3 million for the three months ended September 30, 2002, compared to $5.8 million for the prior year. Gross profit percentage decreased to 32 percent of net revenues for the three months ended September 30, 2002, compared to 54 percent of net revenues for 2001. This gross profit decrease is almost entirely due to the loss of Concert business as well as the impact of a higher volume of lower margin videoconferencing activity.

        Selling, General and Administrative Expense.    Selling, general and administrative expense for the three months ended September 30, 2002 was $5.6 million, or 42 percent of revenue, compared to $4.6 million or 43 percent of revenue for the three months ended September 30, 2001. This dollar amount increase is substantially due to the addition of new employees and other overhead expenses from our two videoconferencing acquisitions that added $650,000 to these expenses. However, as a percentage of revenue, selling, general and administrative expense has decreased for the three months ended September 30, 2002.

        Interest Expense.    Net interest expense decreased by 24 percent from $452,000 to $344,000 mainly due to the repayment of outstanding debt primarily financed through a recent $5.0 million convertible preferred stock financing.

        Provision for Income Taxes.    Income taxes decreased 157 percent to $(100,000) for the three months ended September 30, 2002, compared to $177,000 for 2001, due to decreased taxable income earned by our United Kingdom and Canadian subsidiaries. We paid no other income taxes due to domestic and international tax loss carry-forwards of approximately $6.5 million.

        Net Income (loss).    Net income decreased by $2.1 million from a net income of $549,000 to a net loss of $1.6 million due to all the factors described above, the most important of which was the reduced margins resulting from the reduction in Concert revenues.

Liquidity and capital resources

        During the nine months ending September 30, 2002, we received and used cash proceeds on the following:

  •
  We used $743,000 on operating activities.

  •
  We purchased $2.6 million of equipment.

  •
  We paid cash of $500,000, net of cash acquired of $300,000, in association with the acquired assets of Proximity, Inc for $3.9 million. We also issued $750,000 in debt related to the acquisition of Proximity at an interest rate of 8 percent.

  •
  We paid down debt of $4.2 million (net of proceeds from issuance of debt).

  •
  We purchased treasury stock of $199,000 and received proceeds from the issuance of stock of $211,000.

  •
  We received $4.6 million from the issuance of preferred stock.

        As of September 30, 2002, we have approximately $1.9 million in cash and cash equivalents. We estimate that the following obligations will be required to be paid or renegotiated over the next twelve months: $5.6 million in debt and capital lease payments and $4.0 million in preferred stock payments. The preferred stock payments can be made in cash or by delivering shares of our common stock based on a 10% discount of the five day volume weighted average market price of our common stock at that time. Of the $5.6 million in debt obligations, we are negotiating to extend the original maturity date of $1.0 million to 2005, and an additional $1.8 million of the debt is due to a co-founder of our UK business who is also a shareholder and employee. We expect to be able to re-negotiate terms of these payments.

        Capital expenditures will depend on results from operations. We currently have enough capacity to handle our volume requirements, and capital expenditures are mainly used for enhancements or upgrades of existing capacity. There are currently no material commitments contractually obligating us to make capital expenditures.

        In October 2002, we obtained $4.5 million in new senior debt financing, of which $1.3 million was used to extinguish existing debt. In addition, we intend to utilize another $1.4 million to extinguish current debt.

        Based on our current commitments and planned capital expenditures, if we fail to generate sufficient cash from operations or fail to renegotiate the terms of our indebtedness, we may need to obtain an additional financing over the next twelve months. Our intentions are to explore all options available to us, though we expect that our current cash on hand, cash that we generate from operations, and debt renegotiations will be sufficient to meet the obligations described above.

        The facilities-based teleconferencing service business is a capital intensive business. Our operations have required and may continue to require capital investment for: (i) the purchase and installation of conferencing bridges and other equipment in existing bridging networks and additional bridging networks to be constructed in new service areas; (ii) the acquisition and expansion of conferencing platforms currently owned and operated by other companies; and (iii) the evolution of the platform to support new products, services and technologies. Our expected capital expenditures for general corporate and working capital purposes include: (i) expenditures with respect to our management information system and corporate service support infrastructure and (ii) operating and administrative expenses with respect to new bridging platforms, networks and debt service. We plan to make capital investments in connection with plans to construct and develop new bridging networks, as well as for technology upgrades. Expansion of our bridging networks will include the geographic expansion of our existing operations, and we will consider the development of new markets. In addition, we may acquire existing conferencing companies and their bridging platforms and networks in the future.

        Having established our presence in 10 significant teleconferencing markets worldwide, which today represent over 80 percent of all known potential teleconferencing revenues, we have no immediate significant expansion plans. Our global expansion from the 10 country base is expected to proceed at a slow rate. In the event we enter into a definitive agreement with respect to any acquisition, it may require additional financing.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        There have been no material changes from the 2001 Annual Report on Form 10-K related to the Company's exposure to market risk from interest rates.

Item 4. Controls and Procedures

        Based on their evaluation of our disclosure controls and procedures (as defined by Rule 13a-14(c) under the Securities Exchange Act of 1934) as of a date within 90 days of the filing date of this quarterly report, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are adequate and designed to ensure that material information would be made known to them. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II—Other Information

Item 2. Changes in Securities and Use of Proceeds

        On May 17, 2002, we issued 500 shares of 6.5% Series C Convertible Preferred Stock for $4,600,000, net of $400,000 in financing and legal fees. We also issued warrants to the investors to purchase 279,885 shares of common stock, of which 229,885 are callable at $5.00 per share and have an expiration date of May 17, 2007. The preferred stockholders may, at their election, convert their shares of outstanding preferred stock into shares of our common stock at a fixed price of $5.00 per share. If this conversion occurs with respect to all outstanding preferred shares prior to any remaining liquidating redemptions by us, it would result in 866,667 shares of common stock being issued, as of September 30, 2002. The stock was originally subject to 15 mandatory monthly liquidating redemptions of $333,333 commencing on August 17, 2002, for a total of $5.0 million. As of September 30, 2002, we have made the August and September 2002 liquidating redemption payments in cash. At our election, we may make redemption payments in cash or by delivering shares of our common stock based on a 10% discount to the five- day volume weighted average market price of our common stock at that time. The preferred stockholders have the right to defer any payment that we elect to be made in common stock until one month following the latest scheduled (deferred) payment. Terms of the investment prevent the preferred stock investors from holding more than 10 percent of our outstanding common stock at any point in time, which will also limit potential dilution. This would require us to make redemption payments in cash if prior redemptions in common stock are greater than anticipated.

Item 6(a). Exhibits:

        The Exhibit index on page 29 of this form 10-Q report lists the exhibits that are hereby filed.

Item 6(b). Reports on Form 8-K:

        On August 12, 2002, we filed a Form 8-K regarding the press release related to second quarter 2002 revenue trend information.

        On August 14, 2002, we filed a Form 8-K regarding the press release related to our second quarter 2002 financial results.

        On August 14, 2002, we filed a Form 8-K regarding the press release related to certain conference call discussion topics for the second quarter 2002 earnings call.

        On August 26, 2002, we filed a Form 8-K regarding the press release related to an outsourcing contract with AT&T.

SIGNATURE

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACT TELECONFERENCING, INC.
DATE: November 14, 2002	By:	/s/ GAVIN J. THOMSON Gavin J. Thomson, Chief Financial Officer (Duly authorized officer and Principal Financial Officer)

CERTIFICATIONS

        I, Gerald D. VanEeckhout, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of Act Teleconferencing, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c.
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a.
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b.
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002
	By:	/s/ GERALD D. VANEECKHOUT Gerald D. VanEeckhout Chief Executive Officer

        I, Gavin J. Thomson, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of Act Teleconferencing, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c.
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a.
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b.
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002
	By:	/s/ GAVIN J. THOMSON Gavin J. Thomson Chief Financial Officer

Index to Exhibits

        All exhibits are filed electronically.

Number	Description
99.1	Certification of CEO and CFO under section 906 of the Sarbanes-Oxley Act of 2002