Form 10-K
period 2002-12-31
ACT TELECONFERENCING INC
filed 2003-04-15
CIK 918709

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended December 31, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

  For the transition period from            to

Commission File Number 0-27560

ACT Teleconferencing, Inc.

(Exact name of registrant as specified in its charter)

Colorado	84-1132665
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1658 Cole Boulevard, Suite 130, Golden, CO	80401
(Address of principle executive offices)	(Zip Code)

(303) 235-9000	(303) 233-0895
(Registrant’s telephone number)	(Registrant’s facsimile number)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered under Section 12(g) of the Exchange Act:

Common stock, no par value

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2002 was $, $15.9 million based on the closing price of the Company’s common stock on the Nasdaq National Market on June 28, 2002 of $ 2.90 per share.

The number of shares outstanding of the Company’s Common Stock, no par value was 9,980,469 shares as of March 31, 2003.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information called for by Part III is incorporated by reference to specified portions of the definitive Proxy Statement for the Registrant’s 2003 Annual Meeting of Stockholders, which is expected to be filed not later than 120 days after the Registrant’s fiscal year ended December 31, 2002.

ACT Teleconferencing, Inc.

Form 10-K

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

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Important factors that could cause actual results to differ materially from such expectations described in this report include: the capital requirements required for the development and expansion of the Company’s business; risks relating to obtaining additional financing; risks associated with the expansion of the Company’s business and the possible inability of the Company to manage its growth; risks related to the Company’s expansion into new products and new technologies; the competitive nature of the teleconferencing business; and the Company’s dependence on its significant customers. Moreover, we do not assume responsibility for the accuracy and completeness of the forward-looking statements. We are under no duty to update any of the forward-looking statements after the date of this annual report to conform such statements to actual results or to changes in our expectations.

PART I

Item 1. Business

Overview

General. We are a full-service provider of audio, video, data and web-based teleconferencing services to businesses and organizations in North America, Europe and Asia Pacific. Our conferencing services enable our clients to cost-effectively conduct conference calls by linking participants in geographically dispersed locations. We are present in nine countries and provide local access dial in access from a total of 45 countries. Our primary focus is to provide high quality conferencing services to organizations such as professional service firms, investment banks, high tech companies, law firms, investor relations firms, telecommunications companies and other domestic and multinational companies.

We were incorporated in December 1989 and began offering audio teleconferencing services at our Denver location in January 1990. In 1992 we invested in an audio teleconferencing operation in the United Kingdom, and in 1995 we invested in a similar operation in the Netherlands. In 1997 we announced a capacity expansion plan intended to grow the Company from its then three locations in three countries (United States, United Kingdom and the Netherlands) into Canada, France, Germany, Australia, Hong Kong and Singapore offering a full range of audio, video and web-based conferencing services. In 2001 we acquired the assets of 1414c, the worldwide videoconferencing service delivery business of PictureTel Corporation. The assets acquired include equipment, software and customer contracts. The assets were previously used by PictureTel Corporation to provide videoconferencing bridging services to its customers.

In 2002 we acquired Proximity, Inc., which provides room-based videoconferencing services in over 3,000 locations worldwide. With these acquisitions, we are able to offer a full range of video conferencing services to augment our existing audioconferencing services. In 2002 we also signed an outsourcing agreement with AT&T to provide audioconferencing services to AT&T and its customers in 45 countries outside of the United States.

Teleconferencing Market Growth Factors

Several key trends in today’s business world are driving growth in the world market for teleconferencing services:

•	Concerns about the time, costs and security of business travel.

•	The need for accelerated decision-making and the trend toward increased teamwork within companies.

•	Growth of the Internet as a viable medium for the efficient transport of large volumes of voice, video and data traffic.

•	Enhancements to the overall quality including: ease of use of audio, video and data conferencing.

•	Reduced costs of audio and data transmission.

•	Reduced costs of videoconferencing hardware.

•	Globalization and the resulting demand for additional business communication.

Audioconferencing Services. Our ActionCallsm audioconferencing services include full-service attended conferencing; reservationless unattended conferencing; and a comprehensive suite of enhanced audioconferencing management services. Our data and web conferencing services supplement these offerings. Enhanced audioconferencing services, which are available on request, include:

•	Continuous monitoring and operator access.

•	Security codes.

•	Blast dial-out.

•	Participant volume control and muting.

•	Conference recording, translation and transcription.

•	Digital replay.

•	Network management and fault reporting.

•	Broadcast faxes, pre-notification fax, E-mail and participant notification.

•	Question-and-answer and polling services for large investor relations calls.

•	Customized billing.

In a full-service attended conference, our conference coordinators either will call each participant (a dial-out conference) or provide participants with a toll free or local number for them to call at a certain time (a dial-in conference). In an unattended or automated conference, we provide the customer with a dial-in telephone number and a PIN code to allow the customers to arrange their own conferences on our bridging equipment. We can connect audioconference participants to a conference call from their office, home, project site or any mobile phone.

We generate revenues by charging clients a fee-per-minute for bridging, call management and various additional conferencing services, as well as charges related to long distance transmission.

Videoconferencing Services. We offer videoconferencing services through multipoint video bridging centers worldwide. In October 2001 we acquired the videoconferencing services business of PictureTel Corporation which included video operations centers in the United States, United Kingdom and Singapore; and secondary network operating facilities in other locations.

Our videoconferencing offerings include full-service advanced technical management features such as:

•	Operator-controlled conferences.

•	Continuous on-screen presence of all participants.

•	Reservations and scheduling management.

•	Room reservations/rentals.

•	Videotaping and cassettes.

•	Multiple line speeds and voice-activated switching controls.

•	Training, installation and maintenance of equipment.

•	Videoconferencing site certification.

•	Event management.

We generate revenues from videoconferencing in the same manner as audioconferencing, but at higher per-minute rates. Recent decreases in per-minute rates for video bridging and long distance transmission driven by improved technology and competition among the long distance companies, have stimulated the market for videoconferencing and are expected to continue to do so.

The introduction of affordable small-group systems greatly expanded the use of videoconferencing. We believe that the growing base of users with in-house systems, combined with the greater bandwidth now available through the integrated services digital network (ISDN) and improved business quality Internet bandwidth, will continue to drive increased usage.

Videoconferencing is a preferred medium in certain conferencing applications. Examples of professional and industry applications include: law (witness depositions), medicine (diagnosis and treatment through telemedicine), business (executive searches, meetings of executives, boards and committees) and education (distance learning discussions). The videoconferencing market nevertheless is smaller than the audioconferencing market because the equipment is more difficult to use than a standard telephone and the transmission costs are more expensive. We expect that improvements in equipment, increased familiarity with video, stable or declining transmission and equipment costs, and Internet technology will drive growth in video.

Internet Telephony Conferencing Services. An important next step in expanding the use of teleconferencing is to enable conference participants to participate in an interactive conference in which the participants can speak to each other using Internet telephony services at a similar level of quality as existing full duplex conferences conducted today over the public switched telephone network (PSTN). We have begun marketing of this service under the ClarionCallSM name. Although we have successfully completed product testing, we presently derive no significant revenues from Internet telephony conferencing.

Internet telephony revenues have been included with video revenue in related segment information.

Web conferencing. Our customers use web conferencing to broadcast, share, review and edit data. Web conferencing enhances the audio or videoconference by simultaneously transmitting data over the Internet. Internet streaming broadcasts are especially useful in large conferences for training and presentations. Our revenues from web conferencing services are not yet significant. Web conferencing revenues have been included with video revenue in related segment information.

Total Conferencing Services Market. We operate in a niche of the teleconferencing services market. Our focus is on high-value added services for large, multinational customers and large telecommunications providers with global operations. We estimate that these presently account for approximately two percent of the worldwide market for teleconferencing services, based on various market studies summarized as follows:

	2000	2001	2002	2003	2004
Global Conferencing Services
Dollars in millions
Audio	$1,800	$2,000	$2,200	$2,400	$2,600
Video	250	300	400	500	650
Internet/Web	350	700	1,400	2,550	4,200

Total	$2,400	$3,000	$4,000	$5,450	$7,450

Growth rates
Audio		11%	10%	9%	8%
Video		20%	33%	25%	30%
Internet/Web		100%	100%	82%	65%

Total		25%	33%	36%	37%

Sources: (1) Frost & Sullivan, “Introduction to the Audio, Document, and Web Conferencing Markets,” 2001 Frost & Sullivan; (2) Wainhouse Research, LLC, “Teleconferencing Market & Strategies,” Volume 3, Publication No. 936; (3) Telespan, “Forecast of the Demand for Audio Conference Calls,” 2001 Telespan Publishing Corporation.

Audioconferencing Services Market. Based on the above research and our own estimates, we are planning our growth on the expectation that the audioconferencing services market will continue growing at or above that documented in the above table through year 2004.

Videoconferencing Services Market. We believe, based on industry sources and independent research, that the overall videoconferencing market could grow at or above the rate indicated in the above table through year 2004 reflecting mainly the small existing customer base, the adoption of more user-friendly equipment and lower costs for videoconferencing.

Web Conferencing and Internet Telephony Services Market. We are cautious in our approach to Internet conferencing. We envision Internet telephony conferencing to be an incremental service rather than a replacement for our existing teleconferencing solutions, but we believe that Internet-based services will comprise an important portion of the next generation of conferencing services. Currently, the Internet telephony market is dominated by consumer voice calling. Despite the attraction of lower costs and more convenience, consumers and businesses have been reluctant to embrace Internet telephony on a large scale; however we expect that adoption by business customers will follow improvements in quality and usability. We expect our customers to migrate toward Internet conferencing just as they are moving from fully-attended conferences to automated conferences. Web conferencing is a faster-growing market, and we will continue to participate in this market as it develops.

Strategy. Our strategy is to:

•	Capitalize on the global market for teleconferencing through a local presence. We generally use local service delivery centers staffed by country nationals. We operate in local time zones and provide local language services. We employ local management and staff to develop customer loyalty and improve local market penetration. Our network of local centers provides our multinational conference customers with knowledgeable and consistent service regardless of the continent or time zone.

•	Develop and leverage our present distribution channels through major third-party outsource relationships. Outsourcing arrangements with telecom carriers allow us to concentrate on additional volume delivery to their major customers while they promote our conferencing services as part of an overall product portfolio.

•	Pursue acquisitions and expansion. Having built the base of our teleconferencing platform in key markets worldwide, we are positioned to expand our infrastructure and obtain additional market size through small selected acquisitions. We will also utilize acquisitions to broaden our technical expertise and enlarge our pool of management talent.

•	Adapt and implement state-of-the-art and best-practices technology. Rather than invest in research and development, we take advantage of technology developed by third-party vendors. We buy best-of-class equipment.

•	Foster and maintain long-term relationships with our customers. We train our people to be committed to the delivery of superior service through proprietary customer care and service quality training programs. High-quality standards and solid customer relationships generate repeat business and frequent referrals from satisfied clients.

Service Quality and Client Care

We train all employees in the principles of client care management which include: continuous service quality monitoring and the development of positive relationships with clients. We pursue a philosophy of continuous process improvement, and we consistently measure our performance and endeavor to improve it. We actively monitor, analyze and control all facets of a conference including: reservations, conference execution and billing and follow up with customer satisfaction surveys.

We also review our performance with our customers on a regular basis, set specific performance improvement goals and modify our operations accordingly. Feedback from our customers indicates that these factors contribute to a high customer retention rate.

Sales and Marketing

Our sales and marketing strategy involves two steps. First, we attract customers through various channels. Once the relationship has been established we cross-sell services throughout each customer’s organization worldwide.

We attract our customers through direct and indirect sales efforts such as customer referrals, telemarketing, trade show promotions and advertising. Our direct sales force focuses on multinational and mid-market accounts. We also leverage outsourcing relationships with large telecommunications providers. Our range of service offerings allows us to cross-sell our services once we have initially established an account.

We have built a customer base of approximately 3,000 established accounts ranging from small manufacturing firms to Fortune 500 companies. Our records contain detailed information of the schedulers, administrative staff and managers employed by these customers who are responsible for requesting or arranging conferences with us.

We have targeted the following customer groups for our conferencing services and applications:

•	Major multinational companies, investment banks and professional services firms within the Fortune 1000 (global accounts).

•	Medium-to-large-sized domestic companies, associations and governmental organizations (midmarket accounts).

•	Customers of major telecommunications providers which we access through outsourcing and co-marketing arrangements (outsourced and co-marketing relationships).

Global Accounts. Our global account managers are responsible for some 30 multinational accounts. We focus on the home country or headquarters of these multinationals as a base for developing our global business relationships. Each account manager deals with the customer’s home country office or headquarters when establishing service.

The Company’s largest customer accounted for 7%, 25%, and 21%, of consolidated revenues and the Company’s second largest customer accounted for 7%, 9%, and 17% of consolidated revenues for the years ended December 31, 2002, 2001, and 2000, respectively. All other customers individually amounted to less than 5% of total consolidated revenues in any one year.

Midmarket Accounts. Our direct sales staff targets medium to large companies with a high volume of teleconferencing, as well as smaller companies with lower demand for our services. As in any business, purchasers of higher-volume sales benefit from volume discounts. While we continue to promote sales to our global accounts, we seek situations in which we can provide competitive services to mid-sized companies at higher margins.

Our direct sales effort manages each of our midmarket accounts through contacts with our customers’ upper management and also with their administrative staff who are responsible for scheduling and travel. Once we have become a repeat provider of services for a customer, we stress personal contact with the call organizers, conference chairpersons and members of senior management within our customers’ organizations.

Outsourced and Co-Marketing Relationships. We participate in outsourcing and co-marketing relationships with major telecommunications companies. Our independence from other network providers allows us to serve these customers without making them feel that we would compete for their customers’ other telecommunications business.

Intellectual Property

We seek to protect our proprietary information and business practices as trade secrets. We have developed customized software which we consider proprietary for our service and quality control functions and have also developed in depth technical know-how with respect to the operation of telecommunications equipment and the coordination of large-volume conference calls. We currently have two provisional patent applications pending before the United States Patent and Trademark Office. We also require each of our employees to execute a nondisclosure agreement for the protection of confidential information.

We (or one of our subsidiaries) own the following United Kingdom trademark registrations (some of which include words that are intentionally repeated): ACT and design; ACTIONCAST ACTIONCAST; ACTIONCALL ACTIONCALL; ACTIONSHOW ACTIONSHOW; ACTION FAX ACTION FAX and ACTION VIEW. A subsidiary owns a Benelux trademark registration for ACT TELECONFERENCING. We own three pending U.S. trademark applications for the terms: MEETINGS ON CALL; CLARION CALL and READY CONNECT. We do not own a federal trademark registration for the term ACT in the United States. Since a wide variety of companies use the term in their corporate name or advertising, the trademark registration could be prohibitively expensive. We do claim a number of common law marks that use the terms ACT or ACTION as a part of such marks. We also believe that we are the only enterprise currently using ACT in the teleconferencing industry.

Suppliers

We are not dependent on any single carrier or supplier for any of the services we sell. We have negotiated volume discounts with our primary long distance carriers and believe we could negotiate similar arrangements at similarly competitive prices with one or more other carriers should our current carriers be unable to continue to provide service at competitive prices. For example, we have a three-year agreement to purchase the bulk of our network services from AT&T. However, we have the right to negotiate our commitments down to the level of actual usage — without penalty — in the event of a business downturn or volume reductions beyond our control.

The equipment we purchase for use in our operations is also available from a variety of suppliers, some of which compete in the teleconferencing services business. We have historically purchased most of our equipment from Compunetix, a supplier based in Pittsburgh, Pennsylvania. According to Compunetix, it accounts for approximately 30 percent of the worldwide market for conferencing bridges. Compunetix is a supplier of conferencing platforms to U.S. government agencies such as the National Aeronautics and Space Administration, the Federal Aviation Administration Emergency Management Platform and the U.S. Department of Defense, as well as major telecommunications providers. We recently added Spectel/Multilink, Polycom, Octave/Voyant and Accord to our list of major equipment suppliers.

Competition

We compete with major long distance companies, independently-owned conferencing companies, in-house services such as company-operated bridges and private-branch exchange equipment.

The principal competitive factors in the conferencing market are: service, quality, reliability, price, name recognition, value added features and available capacity. The location of an operations center can also be a competitive factor, as a local presence will reduce transmission costs and reflect the language, accent or business practices of local customers. In certain cities and countries we have opened local sales offices to ensure that marketing is more personal and effective.

Our competition comes from large companies such as British Telecom, AT&T, Bell Canada, France Telecom, Deutsche Telekom, Telstra, Hong Kong Tel, Worldcom and Sprint. We also face competition from independent conferencing companies similar to us including: Premiere Technologies, Intercall, V-Span, Raindance and Genesys. In the United States we may also face additional competition from the regional carriers which, under the Telecommunications Act of 1996, eventually will be allowed to provide long distance services nationwide under certain conditions, and whose long distance customers would expect access to conferencing services. This may become an additional opportunity for us, as certain carriers may choose to outsource their customers’ needs to independent conferencing providers.

Although the major long distance carriers hold a large share of the conferencing services market, conferencing is not a primary focus of their business. We have been able to compete with the conferencing divisions of long distance companies on the basis of quality of service for the large-volume business of prestigious companies such as investment banks, accounting and consulting firms, and law firms. Excess long distance line capacity enables the long distance companies to offer discounted prices to high-volume conferencing customers, but they generally charge higher conferencing prices to smaller- and medium-volume customers. This creates a pricing structure that enables us and others to compete on a price-and-service basis for the conferencing business of the medium and smaller businesses.

There are few regulatory barriers in the countries in which we operate, but new entrants into the conferencing business will face various economic barriers. The complex planning, installation and operation of a global conferencing platform involving multiple facilities and office locations such as ours, together with the implementation of network technology and coordination of operations would likely require extensive funding, management, and time to replicate.

Some companies own and operate their own conferencing bridges, but many companies find that the costs of operating their own bridge outweigh the benefits and prefer to outsource their conferencing services. Technology is available to enhance private branch exchange conferencing capability (usually up to six calls), but private branch exchange-handled conference calls typically have poor sound quality, and each additional line weakens the overall sound volume. Additional competition may also develop from more sophisticated telephone sets and other centralized switching devices. These alternative techniques may enable our customers to conduct some of their own conferences, but we believe they will continue to outsource larger conferences particularly if their distance meetings require a collaboration of audio, video, data and Internet conferencing techniques.

Regulation

Although the telecommunications industry has historically been subject to extensive regulation, deregulation in the countries in which we currently operate has resulted in no material regulatory impact on the delivery of our teleconferencing services.

All of our foreign subsidiaries are established as statutory reporting companies incorporated under the laws of their local jurisdiction. We operate each foreign subsidiary in the local currency. All material subsidiaries are subject to statutory audits once a year, and these statutory results are reconciled to Generally Accepted Accounting Principles for consolidated reporting in the United States. We also pay excise taxes, import duties, sales taxes, payroll taxes and other taxes as required in each jurisdiction. We are in good standing in all the countries in which we operate.

Apart from company administration, tax laws and telecommunications laws the major other area of legislation that impacts us is labor legislation. Labor laws, especially in Europe, are particularly complex and expensive to administer in comparison to the flexibility of the United States labor markets. From time to time we incur a significant cost when there is a need to reduce our personnel in overseas jurisdictions. This cost is dependent upon the particular employee’s status, the employee’s history with us and the reason for dismissal, retrenchment or layoff.

Employees

As of December 31, 2002 we had a total of 416 full-time equivalent employees worldwide. Our entry into new markets eventually will require new employees, but we expect growth in the number of employees to be slow. We do not anticipate any material change in the number of employees in the near future. None of our employees are represented by labor unions. We have not experienced any work stoppages and consider our employee relations to be good.

Item 2. Facilities

Our development of local facilities serves the dual purpose of providing local language, local currency and local time zone services to the areas served by each service delivery center, as well as backup and overflow capacity among other centers in the event all or part of a conference needs to be re-routed from a service delivery center that is at full capacity.

We currently lease office and service delivery space at our locations in: Denver (CO), Andover (MA), Burlington (VT); Toronto (ONT.); Ottawa (ONT.); London; Slough; Amsterdam; Heerlen; Paris; Frankfurt; Sydney; Adelaide; Hong Kong and Singapore—all of which we have listed in the table below.

Location	Country	Description	Year Established
Denver	United States	Sales and service delivery	1990
London	United Kingdom	Sales and service delivery	1992
Amsterdam	Netherlands	Sales	1995
Sydney	Australia	Sales and service delivery	1997
Paris	France	Sales	1997
Ottawa	Canada	Sales and service delivery	1998
Toronto	Canada	Sales and service delivery	1998
Frankfurt	Germany	Sales	1998
Adelaide	Australia	Sales and service delivery	1999
Hong Kong	China	Sales and service delivery	1999
Andover	United States	Sales and service delivery	2001
Singapore	Singapore	Sales and service delivery	2001
Slough	United Kingdom	Sales and service delivery	2001
Burlington	United States	Sales and service delivery	2002
Heerlen	Netherlands	Service delivery	2002

All operations are in office locations close to the city center or in nearby suburbs. These leases expire or are renegotiable within the next five years and are adequate for our expansion plans. Forward lease commitments are listed in footnote 3 to the consolidated financial statements. We believe we could obtain comparable facilities at similar market rates if necessary.

Our service delivery centers provide us with a high degree of redundancy. We can reroute most of our conferences to other centers if necessary. By networking our service delivery centers in different time zones, we use idle evening and nighttime capacity in one center to fulfill daytime demand at another center.

Item 3. Legal Proceedings

On January 29, 2002, the Company received a complaint filed in the District Court of Colorado, alleging breach of contract pursuant to a term sheet executed between the Company and a prospective lender. The Company was in negotiations to obtain a loan from said lender, and due to various circumstances, including the expiration of the exclusivity agreement, the transaction was not completed.

On July 2, 2002, the Company also received a complaint, filed in the Superior Court of New Jersey, from a former audio conferencing employee claiming damages and lost commissions on sales made to a large videoconferencing customer. This is presently in arbitration.

The Company intends to vigorously defend these two lawsuits and believes these claims are without merit and does not expect them to become material events.

The Company is engaged from time to time in minor legal proceedings such as debt collection and employee dispute and arbitration. These are in the normal course of business and are not considered material to the running of the business.

Item 4. Submission of Matters to a Vote of Security Holders

None

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Our common shares have been traded on the Nasdaq SmallCap or National Market under the symbol ACTT since March 11, 1996. We were listed on the Nasdaq SmallCap Market from March 11, 1996 to September 21, 2001. On March 31, 2003, the last reported sale price of our common stock was $1.74 per share.

	High	Low
Fiscal year ended December 31, 2000
First Quarter	$17.63	$8.06
Second Quarter	12.50	5.13
Third Quarter	8.88	5.50
Fourth Quarter	9.75	6.44
Fiscal year ended December 31, 2001
First Quarter	$9.25	$6.63
Second Quarter	8.50	4.85
Third Quarter (July 1-September 21, 2001)	8.20	3.89
Third Quarter (September 24-September 30, 2001)	8.80	7.00
Fourth Quarter	11.97	7.08
Fiscal year ended December 31, 2002
First Quarter	$8.68	$3.55
Second Quarter	6.05	2.80
Third Quarter	3.45	1.11
Fourth Quarter	1.78	1.00

Stockholders. As of December 31, 2002 we had approximately 350 common stockholders of record and an estimated 3,200 additional beneficial holders whose stock was held in street-name by brokerage houses.

Dividends. We have never paid any dividends on our common stock. We have paid dividends on our Series A and Series C Preferred Stock. Any future decision as to the payment of dividends will be at the discretion of our board of directors and will depend upon our earnings, financial position, capital requirements, plans for expansion, loan covenants and such other factors as the Board of Directors deems relevant.

Sales of Securities. From 1998 to 2002 we have issued and sold the following securities and warrants. All the issued securities were initially restricted securities and appropriate restrictive legends were affixed to the securities in each transaction, however in all cases the relevant stock and/or stock underlying the warrants either have been subsequently registered or are now qualified for resale under Rule 144. A summary table of all outstanding warrants appears in the notes to the financial statements.

In conjunction with the issuance of a $1,610,000 subordinated promissory note, the Company issued stock purchase warrants for the purchase of 216,802 shares of common stock at an exercise price of $7.00 per share to Sirrom Capital Corp. At December 31, 2002 Sirrom Capital Corp. had 216,802 warrants outstanding which will expire on April 1, 2003.

In conjunction with the issuance of a $890,000 subordinated promissory note, the Company issued stock purchase warrants for the purchase of 228,410 shares of common stock at an exercise price of $7.00 per share to Equitas L.P. At December 31, 2002 Equitas L.P. had 228,410 warrants outstanding which will expire on April 1, 2003.

In February 1999 we completed a private offering of 109,912 units each comprised of one share of common stock at $5.50 per share and one warrant to purchase one share of common stock. The private placement generated net proceeds of $592,505 which were used for general corporate purposes. The warrants are exercisable at $7.00 per share and will expire on December 31, 2003. The securities were purchased primarily by our officers, directors and employees.

On April 1, 1999 we issued 12,000 shares of common stock and 25,000 warrants to Adizes Institute in consideration for consulting services. The warrants were exercisable at $7.00 per share and expired on April 1, 2002.

On October 19, 1999 we issued 2,000 shares of Series A Preferred Stock to GMN Investors II, L.P. for $2 million. The issuance of Series A was accompanied by warrants to purchase 400,000 shares on common stock at $7.00 per share. The warrants will expire on October 19, 2006. The Preferred Stock has since been redeemed, and the warrants were repriced to $6.45 per share as part of the liquidation and redemption negotiations.

On October 19, 1999 we issued warrants to purchase 20,000 shares of common stock to Bathgate McColley Capital Group, LLC in consideration for Bathgate’s services as placement agent in our issuance of Preferred Stock to GMN Investors II, L.P. In November 2001 the warrants were exercised in a cashless conversion in which 6,876 shares were issued.

On January 1, 2000 we acquired the 20 percent minority interest of our Australian subsidiary, ACT Teleconferencing (Pty) Ltd. for $65,000 cash and 50,000 shares of our common stock from its managing director.

On January 1, 2000 we acquired a 16.7 percent minority interest in ACT Business Solutions Limited based in the United Kingdom by issuing 20,000 shares of our common stock to its three minority owners.

On January 6, 2000 we issued 36,000 shares and paid $50,000 cash to purchase the assets of Mueller Telecommunications, Inc. an Internet service provider.

On January 6, 2000 we issued 40,000 shares of common stock and warrants to purchase 60,000 shares of common stock to Dinway Services, Ltd. in consideration for consulting services. The warrants were exercisable at $10 per share and expired on January 6, 2003.

On July 1, 2000 we issued 50,000 warrants to John Pfeiffer at an exercise price of $5.00 per share. These warrants have been exercised in a cashless conversion.

On July 31, 2000 we acquired the teleconferencing services business of Asia Pacific Business Services Limited based in Hong Kong for approximately $440,000 including 14,000 shares of our common stock.

On January 17, 2001 we acquired the 40 percent minority interest of our United Kingdom subsidiary, ACT Teleconferencing Limited, from its managing director for notes payable of $6,111,000, cash of $794,000 and 360,000 shares of our common stock valued at $2,182,000.

On April 5, 2001 we issued warrants to purchase 10,000 shares of common stock to Bathgate McColley Capital Group in consideration for services rendered. The warrants are exercisable at $7.00 and will expire on April 5, 2005.

On May 24, 2001 we issued warrants to purchase 18,000 shares of common stock to the Adizes Institute in consideration for consulting services. The warrants are exercisable at $10.00 and will expire on May 24, 2004.

On June 6, 2001 we issued 12,500 shares of common stock to the Adizes Institute for consulting services.

On September 28, 2001 we issued a total of 769,231 shares of common stock to Special Situations Fund III, L.P., Special Situations Cayman Fund, L.P. and Special Situations Private Equity Fund, L.P. for $5,000,000 cash or $6.50 per share.

On October 10, 2001 we issued 769,231 shares of common stock to PictureTel Corp. as partial consideration for the assets of the 1414c videoconferencing service delivery business of PictureTel.

On October 11, 2001, we issued 200,000 shares of common stock to GMN Investors II, L.P., together with a payment of $690,000 cash and $338,176 in accrued dividends and a repricing of 400,000 warrants to purchase our common stock from $7.00 to $6.45 per share, to liquidate the 2,000 shares of Series A preferred stock that we had issued to GMN in October 1999.

On January 2, 2002 we issued 350,000 shares of common stock to certain shareholders of Proximity as consideration for our acquisition of Proximity.

On May 17, 2002 we issued 500 shares of 6.5 percent Series C Convertible Preferred Stock to an investor group for $4.635 million (net of financing fees of $365,000). The preferred stockholders may, at their election, convert their outstanding preferred stock into shares of common stock at a fixed purchase price of $5.00 per share.

As part of the preferred stock issuance, we also issued warrants to the investors to purchase 279,885 shares of common stock, of which 229,885 are callable, by the Company at $5.00 per warrant and have an expiration date of May 17, 2007.

The stock is subject to 15 mandatory, monthly liquidating redemptions of $333,333 commencing on August 17, 2002 for a total of $5 million. At our election we may make redemption payments in cash or by delivering shares of our common stock based on a 10 percent discount to the five-day volume weighted average market price of our common stock at that time. The Preferred Stockholders have the right to defer any payment that we elect to be made in common stock until one month following the latest scheduled (deferred) payment. Terms of the investment prevent the Preferred Stock investors from holding more than 10 percent of our outstanding common stock. As of December 31, 2002, five payments had been made in cash to a value of $1,666,667 leaving a total redeemable face-value of $3,333,333 (or ten payments of $333,333). As of March 31, 2003 the face value to be redeemed amounts to $2,333,333.

In late 2002 we registered 400,000 shares of common stock pursuant to an ACT employee-wide performance improvement incentive plan. Under the Plan (which was offered to all ACT employees) a large number of our employee base voluntarily elected to reduce their salaries for the five quarters commencing October 1, 2002 in exchange for a potential performance-based cash bonus, in addition to certain stock and stock option incentives for participating. No shares were issued during 2002 under this plan, but we do expect to issue part or all of the shares during 2003 and 2004 as our operating performance improves and the targets are achieved. The principal performance targets are to significantly improve profits and cash flow through December 31, 2003.

Item 6. Selected Consolidated Financial Data

Selected Consolidated Financial Data

The following selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and related Notes to the Consolidated Financial Statements appearing elsewhere in the filing and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Additionally, quarterly selected financial data is presented in the Notes to the Consolidated Financial Statements.

	Year ended December 31,
	2002	2001	2000	1999	1998
	($000)
Consolidated statement of operations data :
Net revenues	$53,872	$46,643	$37,700	$28,329	$19,010
Operating expenses	59,922	44,643	33,744	26,790	20,003
Operating income (loss)	(6,050)	2,000	3,956	1,539	(993)
Net income (loss)	(7,648)	(216)	1,395	81	(2,117)
Net income (loss) per share
Basic	($0.93)	($0.09)	$0.23	$0.01	($0.58)
Diluted	($0.93)	($0.09)	$0.21	$0.01	($0.58)
Consolidated balance sheet data:
Total assets	$59,459	$53,487	$31,396	$22,098	$15,326
Total long term debt and capital leases	10,053	7,039	4,653	5,002	4,949
Convertible, redeemable preferred stock	2,698	—	—	—	—
Shareholders’ equity	$24,841	$29,163	$12,481	$6,569	$2,505

Item	7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Components of Major Revenue and Expense Items

Revenues. We earn revenues from fees charged to clients for audio, video, data and web-based teleconference bridging services, from charges for enhanced services, and from rebilling certain long-distance telephone costs. We also earn revenue on conferencing product sales and video event services.

Cost of Sales. Cost of sales consists of long distance telephony costs, depreciation on our teleconferencing bridges and equipment, equipment product costs, operator and operations management salaries and office expenses for operations staff.

Selling, General and Administration Expense. Selling, general and administration expense consist of: salaries, benefits, professional fees and office expenses of our selling and administrative organizations.

Significant Accounting Policies

Internal Use Software—Under the guidance provided in Statement of Position 98-1, we capitalize costs incurred in developing internal use computer software. We capitalized internal use software development costs of $1.0 million, $1.1 million, and $250,000 for the years ended December 31, 2001, 2000, and 1999, respectively, but prior to 1999, we did not develop any internal software.

Goodwill—Goodwill represents the excess of purchase price over tangible and other intangible assets acquired less liabilities assumed arising from business combinations. In compliance with SFAS No. 142 , Goodwill and Other Intangible Assets”’ (“SFAS 142”), issued in June 2001, the company has not amortized goodwill for business combinations after June 2001 and has ceased amortizing all such goodwill effective January 1, 2002. Prior to the adoption of SFAS 142, goodwill was amortized on a straight-line basis over 15 or 25 years.

As required by SFAS 142, the company also completed the initial goodwill impairment test required by SFAS 142. In completing this assessment, the Company compared the estimated fair value to the current carrying value of goodwill.

As a result of this assessment, an impairment was identified in the goodwill of the video segment of the business. This resulted in a noncash charge to continuing operations and a goodwill write-down of $2,000,000 in 2002. As of December 31, 2002 the Company had a total of $18.3 million in net goodwill. $14.5 million is attributed to acquisitions occurring in 2001 and $3.9 million is related to the acquisition of Proximity in January, 2002.

Transactions with Related Parties as Defined by SFAS No. 57—The Company has a note receivable from a key officer with an outstanding balance of $268,464 and $251,383 at December 31, 2002 and 2001. This note bears interest at a rate of 7.5% and is due June 30, 2003. The purpose of this note was to retain a key executive responsible for implementing our worldwide network.

Also in July 2001 and subsequently in July 2002, the board of directors authorized loans, with recourse, to one of its officers in the amount of $466,757. The purpose of these loans was to assist the officer in exercising stock options. These loans are secured by a general pledge of personal assets of the officer, bear interest at 6%, and mature on November 1, 2006. The shares issued upon exercise of the stock options are recorded in shareholders’ equity but this transaction has no financial effect on shareholders’ equity as the loan is offset by the amount recorded to common stock resulting from the exercise of the options. An increase in shareholders’ equity will be recognized as the loan is paid back to the Company.

On January 6, 2003, the company entered into a loan agreement for $500,000 with one of its directors. The purpose of this loan is to provide bridge financing through a period of growth while the Company arranges subordinated debt financing. The loan bears interest at 12% and matures on May 6, 2003.

Foreign Currency Conversion—Our foreign subsidiaries’ financial statements have been translated into United States dollars at the average exchange rate during the year for the statement of operations and year-end rate for the balance sheet. Our policy for the long term is to invest in the international teleconferencing market as it is a growth market. For as long as this policy remains in effect, our net income, assets, and liabilities in overseas markets will continue to fluctuate and be translated in accordance with exchange rate fluctuations.

Employee Stock Options—We have elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) instead of FASB Statement No. 123, “Accounting for Stock-Based Compensation.” If we had elected to adopt FASB Statement No. 123, our net income/(loss) available to common shareholders would have been approximately $(9,060,538), $(1,314,000), and $362,000 or $(1.01), $(0.20), and $0.06 per diluted share for the years ended December 31, 2002, 2001, and 2000 respectively, as compared to our actual reported net income/(loss) of $(8,285,231), $(593,545), and $1,235,409 or $ (0.93), $(0.09), and $0.21 per diluted share for the years ended December 31, 2002, 2001, and 2000, respectively.

Significant Business Activities

During 2002 the following developments were of significance:

•	We experienced a significant downsizing of revenues from conferencing services for Concert, a major customer, which negatively affected total revenues, profits and cashflows. Revenues from Concert declined from approximately $12 million during 2001 to just over $2 million during 2002. We are replacing the lost Concert contract revenue with revenues from AT&T and its customers (see below).

•	In August 2002 we announced the signing of an outsourcing agreement whereby ACT will provide conferencing services to AT&T and its customers outside the U.S.A., on a worldwide basis. We believe this could add approximately $8 million—$10 million in annual revenue by the end of the first year of contract implementation. Growth in the first five months of the Contract has been rapid. Revenues will depend upon customer usage.

•	We achieved excellent growth in revenues in our videoconferencing services business as a result of good organic growth and acquisition. Videoconferencing revenues in 2002 tripled over the previous year due to two new acquisitions.

•	We observed a general stabilization in pricing trends across most product lines, especially in the audio conferencing sector; and we achieved slower but steady revenue growth in the audioconferencing sector.

•	In August 2002 we finalized the consolidation of three service delivery centers in Continental Europe (Paris, Frankfurt, Amsterdam) into one, based in Heerlen, Netherlands. We believe this consolidation will achieve important cost reductions, economies of scale and improvements in quality of service in the long term. We estimate that we incurred approximately $600 thousand in non-recurring cost to finalize this consolidation which included running operations in parallel for a short period of time, as well as termination costs for the phase out of certain employees. These costs are included in selling, general and administration expense in the consolidated statements of operations.

•	We commenced a project to rationalize and reduce our worldwide telecommunications costs. We believe this project could yield annual savings in the $1 million range during 2003, if fully implemented.

•	We offered a performance incentive plan to our employees to voluntarily elect to reduce their salaries in a range of 4 percent to 20 percent per annum in exchange for a bonus program aimed at improving our profit and cash flow in 2003. This program will yield savings (including payroll taxes) of approximately $1 million for five quarters, ended December 31, 2003. Employees will earn their salary reduction back and could earn an additional bonus upon achievement of established targets related to income before taxes, interest, depreciation, and amortization. Employees were granted stock options to participate in the Program.

The following table summarizes the most important revenue trends:**

Total Conferencing minutes	2000	2001	2002
	(000’s)
Revenues $000
Audioconferencing**	$27,083	$29,929	$29,705
Concert Channel (audioconferencing)	7,917	11,660	2,038
Global Services Channel (audioconferencing)*	0	0	4,160

Audioconferencing subtotal	35,000	41,589	35,903
Videoconferencing/other revenues	2,700	5,054	17,969

Total revenues	$37,700	$46,643	$53,872

Revenue Growth Percentage	33.1%	23.7%	15.5%

*	Principally AT&T and other international customers.
**	Excluding Concert and Global Services

Concert Downsizing

As noted, Concert revenues reached their peak in late 2001 at an annualized revenue run rate of approximately $12 million and downsized during 2002 as Concert was closed. ACT however continued to maintain its worldwide capital infrastructure, telecommunications network and dedicated employee base which had been installed for Concert through this period at an estimated cost, including depreciation, of approximately $5 million, during 2002. The reason for continuing to incur this significant infrastructure cost was due to the anticipation of significant new revenue streams in 2002 and 2003 as a result of the signing of an outsourced agreement with AT&T in August 2002.

The Concert revenue downsizing (which resulted in a reduction of approximately $10 million in annual revenues) caused a resultant reduction in net income of approximately $8 million. This is clearly evidenced in the decline in the Company’s net income and operating cashflow results. It is also the main reason for the net loss incurred by the Company in 2002.

AT&T Outsourcing Contract

Among many other telecommunications services, AT&T provides high quality teleconferencing services to large corporate customers in the U.S.A. With over four million corporate customers, many of these use teleconferencing services domestically but also have international requirements

As AT&T was previously a 50 percent shareholder in Concert and due to the existence of ACT’s established and extensive global service platform built for Concert, it was decided that ACT’s worldwide teleconferencing network with established and dedicated local facilities would be an effective way to provide conferencing services to those subsidiaries of American multinationals who are already AT&T customers in the U.S. but who require conferencing services overseas.

We started implementing this outsource contract in August, 2002 and have seen rapid revenue growth since then. Current monthly revenues are at an estimated annualized run rate of approximately $4.8 million as of January 2003 with significant additional potential growth opportunities to come in 2003 and 2004.

The outsource contract requires ACT to provide detailed levels of quality, sales and service positioning, customer provisioning and comprehensive pricing for a number of different conferencing products, services and applications. The relationship between both contracting parties is excellent; and in the absence of any (presently unknown) adverse factors, we expect this revenue stream to grow to an annualized revenue run rate of approximately $10 million by the end of the first year of implementation thereby substantially replacing the lost Concert revenues. Revenues will depend on customer usage.

Audioconferencing Revenues

Automated voice conferencing volumes continued to grow at a rapid rate for 2002 and pricing remained competitive. Most of our U.S. and Canadian customers have already made the transition to automated services, and we now expect strong growth in automated services in the European and Asian Pacific markets over the next few years. We expect that the growth of automated services at reduced prices will continue unabated, but the emergence of this product line nevertheless has highlighted some fundamental applications whereby operator-attended services will continue to be required by our customers. Our strategy remains to provide a broad range of services to our customers which fit their different communications needs. We expect our automated services to complement our fully-attended offering, and vice versa.

Attended voice conferencing services remains one of our core business and still accounts for approximately 40 percent of total revenues. The Company is focused on developing new markets and applications for customers in the attended voice conferencing services especially in areas such as training, education and large participant calls. While we do expect this overall market will grow at a much lower rate over the next few years we also believe that the ACT growth rate could be faster, as we are one of the specialized, niche players and have the capacity for faster growth internationally.

Videoconferencing revenues

Our videoconferencing revenues tripled over 2001 mainly due to the acquisition of two companies, namely: PictureTel’s 1414c videoconferencing division (acquired in October 2001) and Proximity (acquired in January 2002).

Although Proximity sales were flat, sales by PictureTel 1414c (renamed ACT Videoconferencing) reflected a significant increase in revenues of $9.6 million due to strong customer acquisition. As with audioconferencing, we expect to see continued growth in the videoconferencing areas—especially as companies continue to reduce travel costs and executives prefer to avoid non-essential travel. In today’s uncertain climate with the threat of terrorism and warfare, videoconferencing remains an attractive proposition for high-level executives unwilling to travel.

As we are approaching our second year following these two videoconference unit acquisitions, we believe we have identified good opportunities for further cost reduction and network rationalization especially in the telecommunications costs area. We have also identified opportunities to cross-sell our services from audioconferencing to videoconferencing, and vice versa.

We expect that our videoconferencing business will see a strong stimulus for usage as large-volume users transition their telecom usage over to the Internet thus significantly lowering telecom costs. Internet transmission not only lowers telecom costs for videoconferencing users but also provides higher-quality transmission and lower network failure rates. As transmission costs are fixed, these users are able to utilize videoconferencing services for as long as they need to without incurring the significant additional long distance telephony costs which, up to now, have been a major impediment to the development of videoconferencing.

The much awaited high-growth rates in videoconferencing, nevertheless, may be tempered by the emergence of web conferencing applications. Many applications which were previously more suited to a videoconference can now be handled by combining voice and web conferencing at a less expensive price. We believe therefore that videoconferencing will continue to only be used in situations where it is specifically required by business executives for a specific reason. Web and audioconferencing will be used in most other conferencing situations.

Results of Operations

Fiscal Year Ended December 31, 2002, compared to Fiscal Year Ended December 31, 2001

Net Revenues. Net revenues increased 16 percent to $53.9 million for the year ended December 31, 2002, compared to $46.6 million for 2001. The 16 percent revenue growth resulted from an increase in video conferencing revenues due to two acquisitions, but was offset by the decline in Concert audio conferencing revenues. Concert revenues declined by $9.6 million or 83% in 2002. This was somewhat offset by a $4.2 million increase in Global Service Channel audioconferencing. Audioconferencing accounted for 67 percent, 89 percent and 93 percent of revenue in 2002, 2001 and 2000 respectively. Videoconferencing and other revenue grew by $12.9 million, or 256% in 2002. It accounted for the balance of our revenue. For a detailed discussion of changes in our revenue streams refer to Significant Business Activities, above.

Geographic Breakdown: In 2002 North America, Europe and Asia/Pacific—the Company’s three primary geographic markets—generated approximately 61 percent, 31 percent and 8 percent, respectively, of our revenue.

Gross Profit. Gross profit declined 16 percent to $18.5 million for the year ended December 31, 2002, compared to $22.1 million for the prior year. Gross profit percentage decreased to 34 percent of net revenues for the year ended December 31, 2002, compared to 47 percent of net revenues for 2001. This gross profit decrease reflects the increased volume of higher cost videoconferencing volumes due to the higher network costs associated with videoconferencing. The decline in gross profit also highlights the loss of Concert business which had high margins, and the residual high fixed costs as a result of keeping our telecom network, and our capital and operating infrastructure intact worldwide as discussed above (pending implementation of the AT&T contract). Over time we expect, with the growth of AT&T services and other volumes plus the further stabilization of our operating costs (which is being achieved) as well as continual reduction in our video and audio network costs, that our gross margins will eventually improve back towards our target of 50 percent of net revenues.

Selling, General and Administrative Expense. Selling, general and administrative expense for the year ended December 31, 2002 was $22.5 million or 42 percent of revenue, compared to $20.1 million or 43 percent of revenue for 2001. The 12 percent increase in such expense was incurred mainly as a result of the increase in selling, general and administrative staff arising as a result of our two videoconferencing acquisitions—namely, the 1414c division of PictureTel and Proximity, Inc. We expect, with continued strong control of our operating expenses, that our selling, general and administrative costs will stabilize during 2003.

Operating Income (Loss). Operating income (loss) declined by $8 million to a loss of $6.1 million and reflected the following:

•	An overall $8 million reduction in operating income due to the reduction of Concert revenues of $10 million, for 2002.

•	Net savings of $2 million against our operating costs as a result of strict cost control and the cancellation of various discretionary development projects.

•	A $2 million non-cash charge recorded for goodwill impairment offset by the significant savings in operating costs.

Interest Expense. Net interest expense grew by 15 percent from $1.3 million to $1.5 million. This is due primarily to an increase in debt during the year as well as the addition of debt for acquisitions during 2001.

Provision for Income Taxes. Provision for income taxes decreased to approximately $125,000 from $875,000 for the year ended December 31, 2002, compared to 2001, due to reduced taxable income earned by our United Kingdom and Canada subsidiaries. We paid no other income taxes due to domestic and international tax loss carry-forwards of approximately $12 million.

Net Income (Loss). Net income (loss) increased by $7.4 million for the same reasons discussed under Operating Income (Loss), above.

Fiscal Year Ended December 31, 2001, compared to Fiscal Year Ended December 31, 2000

Net Revenues. Net revenues increased 24 percent to $46.6 million for the year ended December 31, 2001, compared to $37.7 million for 2000. The 24 percent revenue growth resulted from an increase in conference call volume of 48 percent offset by a shift in product mix from attended conference calls to automated conference calls, which resulted in a lower average revenue per minute. Audioconferencing revenues grew by 16 percent while video, data, Internet and other enhanced conferencing services grew by 103 percent due to our acquisition of the PictureTel assets. Video equipment sales grew by 43 percent. Audioconferencing accounted for 89 percent and 93 percent of our revenues in 2001 and 2000, respectively. In the fourth quarter videoconferencing revenue increased to approximately 25 percent of our total revenue due to the October acquisition of the assets of 1414c, the video conferencing service delivery business of PictureTel Corporation. In 2001 North America, Europe and Asia Pacific, our three primary geographic markets, generated approximately 60 percent, 34 percent and 6 percent of our total revenue, respectively.

Gross Profit. Gross profit increased 15 percent to $22.1 million for the year ended December 31, 2001, compared to $19.3 million for the prior year. Gross profit percentage decreased to 47 percent of net revenues for the year ended December 31, 2001, compared to 51 percent of net revenues for 2000. This gross profit decrease is almost entirely due to the higher volume of videoconferencing, which has lower margins than our traditional voice business due to the higher network costs associated with videoconferencing. In the fourth quarter of 2001, our videoconferencing network costs exceeded our ongoing acceptable benchmarks, and we are currently in the process of reconfiguring our videoconferencing network to reduce our costs. This decrease in gross profit percent was offset by some significant economies of scale associated with volume increases in voice conferencing as a result of automation.

Selling, General and Administrative Expense. Selling, general and administrative expense for the year ended December 31, 2001 was $20.1 million or 43 percent of revenue, compared to $15.4 million or 41 percent of revenue for 2000. The 28 percent increase in such expense was incurred mainly as a result of the 32 percent increase in selling, general and administrative staff from 142 to 188 employees to develop new locations and introduce new products and services associated with Internet based and other high-speed digital conferencing products.

Interest Expense. Net interest expense grew by 18 percent from $1.1 million to $1.3 million as a result of overall debt and capital leases increasing by $6.5 million from $8.6 million in 2000 to $15.1 million in 2001. This increase is mainly due to debt associated with the acquisitions completed. We incurred debt of approximately 2.4 million for general financing purposes, $6.1 million on the acquisition of the remaining 40 percent minority interest in ACT Teleconferencing, Limited and $2.5 million for the PictureTel acquisition. During 2001 we paid off debt of $4.7 million and liquidated Preferred Stock of $2.0 million.

Provision for Income Taxes. Provision for income taxes increased 12 percent to $875,000 for the year ended December 31, 2001, compared to $780,000 for 2000, due to increased taxable income earned by our United Kingdom subsidiaries and deferred tax charges in Canada. We paid no other income taxes due to domestic and international tax loss carry-forwards of approximately $6.5 million.

Minority Interest. Minority interest was reduced to zero for the year ending December 31, 2001, compared to $709,000 for the same period last year. This decrease reflects the acquisition of the remaining 40 percent interest in ACT Teleconferencing, Limited.

Liquidity, Capital Resources and Cashflow

Sources and Uses of Funds

For the year ended December 31, 2002 we generated and used cash proceeds as follows:

•	We used $0.2 million for operating activities.

•	We purchased $5.2 million related to ongoing normal capital expenditures during 2002.

•	We received $1.4 million of cash held in escrow account.

•	We paid net cash of $0.6 million in connection with the acquisition of Proximity.

•	Net cash provided by financing activities was $2.9 million. We repaid debt of $5.9 million and received proceeds from the issuance of debt of $6.0 million. The Company also issued $4.6 million of preferred stock and repaid $1.8 million of preferred stock dividends and principal.

At December 31, 2002 we had approximately $16.2 million in current assets, in relation to $18.1 million in current liabilities (excluding the deferred income of $1.7 million which is not a cash liability).

We have assessed our cashflow needs for 2003 as follows:

•	We have significantly cut back our planned capital expenditures for 2003.

•	We believe we can generate operating cash flow in a range of $5 million to $8 million during 2003 based upon our current revenue run rates and strict cost controls.

•	We have disclosed our financial model in various press releases and filings and are tracking reasonably closely to this model in early 2003.

•	Using this financial model and a revenue range of $60 million to $64 million yields the operating cash flow of $5 million to $8 million noted above.

•	We are in discussions to obtain additional subordinated debt and other preferred equity financings in the $5 million to $7 million range to accelerate the pay down of certain debt items, should we elect to accept the terms of these financings.

•	We also believe there is additional capacity for approximately $1 million to $2 million in senior debt to be negotiated during 2003 which would be secured against our accounts receivable and other fixed telecommunications assets. We are in discussions with our senior lenders in this regard.

•	Preferred Stock dividend payments due the first quarter of 2003 were made with a combination of cash and ACT stock as follows: $166,666 in cash, and 861,504 shares of ACT stock.

With the expected growth in our business we may also need to seek additional sources of financing which may include: additional public or private debt, equity financing by us and/or our subsidiaries, or other financing arrangements. However, there is no assurance that the financing will be available to us and/or on acceptable terms should we decide to seek it.

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

Occasionally we evaluate potential acquisitions of conferencing assets currently owned and operated by other companies, and expect to continue to do so. In the event we enter into a definitive agreement with respect to any acquisition, it may require additional financing.

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

The Company’s Contractual Obligations as of December 31, 2002 are as follows:

Contractual Obligations	Payments Due by Period
(in thousands)
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Debt	$13,715	$5,019	$8,427	$269	$—
Capital lease obligations	2,600	1,242	1,358	—	—
Operating leases	11,270	2,781	6,818	1,671	—

	$27,585	$9,042	$16,603	$1,940	$—

New Accounting Pronouncements

Statement of Financial Accounting Standards (“SFAS”) No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”) supercedes Statement No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” (“SFAS 121”). SFAS 144 retains the basic requirements of SFAS 121 regarding when to record an impairment loss and provides additional guidance on how to measure an impairment loss. SFAS 144 excludes goodwill and intangibles not being amortized from its scope. SFAS 144 also supercedes the provisions of Accounting Principles Board (“APB”) Opinion No. 30, “Reporting the Results of Operations,” pertaining to discontinued operations. This statement is effective for the Company beginning January 1, 2002. The implementation of SFAS 144 did not have an effect on the Company’s financial position, results of operations or liquidity.

SFAS No. 148, “Accounting for Stock-Based Compensation—Transition Disclosure” (“SFAS 148”), amends SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), to provide alternative methods of transition to the SFAS 123 fair value method of accounting for stock-based compensation. SFAS 148 also amends the disclosure provisions of SFAS 123 and APB Opinion No. 28, “Interim Financial Reporting,” to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. The Company has implemented all required disclosures of SFAS 148 in the Consolidated Financial Statements.

In April 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 145, “Recission of FASB Statements No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections.” (“SFAS 145”) SFAS 145 addresses whether the treatment of gains and losses on extinguishment of debt should be extraordinary or not. The Company adopted SFAS 145 during 2002. According to SFAS 145, upon adoption, any gain or loss on extinguishment of debt previously classified as extraordinary in prior periods that does not meet the criteria of Accounting Principles Board Opinion No. 30 for such classification should be reclassified to conform with the provisions of SFAS 145. As a result, the Company has reclassified the $416,366 extraordinary items recorded in December 31, 2001 to selling, general and administrative expense.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Our interest expense is sensitive to changes in the general level of interest rates. In this regard, changes in interest rates can affect the interest paid on our long term debt. To mitigate the impact of fluctuations in interest rates, we generally enter into fixed rate financing arrangements. We believe the fair value of long-term debt approximates the related carrying amount based on market interest rates available to us. Almost all our long term debt is denominated in United States dollars. The following table provides information about our financial instruments that are sensitive to changes in interest rates:

	2003	2004	2005	2006	2007	Total
Long term debt (including current portion)	$000

Fixed rate (in thousands)	$3,019	$5,031	$3,122	$274	$269	$11,715
Average interest rate	8.7%	6.6%	8.8%	7.0%	7.0%	8.0	%(average)

We are also subject to foreign exchange currency rate risk as a result of our international operations. Our foreign subsidiaries financial statements have been translated into United States dollars at the average exchange rate during the year for the statement of operations and year-end rate for the balance sheet. Our policy for the long term is to invest in the international teleconferencing market as it is a growth market. For as long as this policy remains in effect, our net income, assets, and liabilities in overseas markets will continue to fluctuate in accordance with exchange rate fluctuations. We historically have not entered into any derivative arrangements to hedge foreign currency risks and have no firmly committed future sales exposures.

Item 8. Financial Statements and Supplementary Data

See “Index to Consolidated Financial Statements” at page F-1.

Item 9. Changes in and Disagreements with Accountants

None

PART III

Item 10. Directors and Executive Officers of the Registrant

Incorporated by reference from the Company’s Proxy Statement for Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 2002.

Item 11. Executive Compensation

Incorporated by reference from the Company’s Proxy Statement for Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 2002.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Incorporated by reference from the Company’s Proxy Statement for Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 2002.

Item 13. Certain Relationships and Related Transactions

Incorporated by reference from the Company’s Proxy Statement for Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 2002.

Item	14. Disclosure, Controls and Procedures

Within the 90 days prior to the date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in causing information to be recorded, processed, summarized, and reported to ensure that the quality and timeliness of the Company’s public disclosures comply with its SEC disclosure obligations. There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) (1), (2) The Financial Statements and Schedule I –Condensed Financial Information of Registrant and Schedule II –Valuation and Qualifying Accounts listed on the index on Page F-1 following are included herein by reference. All other schedules are omitted, either because they are not applicable or because the required information is shown in the financial statements or the notes thereto.

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

10.36(11)	Promissory note to Gerald Van Eeckhout

10.37(11)	Security agreement to Gerald Van Eeckhout

10.38(11)	Long term stock incentive for Gene Warren dated July 1, 2001

10.39(11)	Promissory note to Gene Warren

10.40(11)	Security agreement to Gene Warren

10.41(11)	Line of credit agreement with Wells Fargo Business Credit

10.42*	Videoconferencing services agreement with Bristol Meyers Squibb Company

10.43	2002 Performance Incentive Plan

21	Subsidiaries of ACT Teleconferencing, Inc.

23.1	Consent of independent auditors

23.2(10)	Consent of counsel to the Company

24(11)	Power of attorney

99.1	Certification of Chief Executive Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

99.2	Certification of Chief Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

(1)	Incorporated by reference, attached as an exhibit of the same number to our registration statement on Form S-1, filed with the Securities and Exchange Commission on March 10, 2000, File No. 33-32156.
(2)	Incorporated by reference, attached as an exhibit of the same number to our registration statement on Form S-1, filed with the Securities and Exchange Commission on December 3, 2001, File No. 333-744138.
(3)	Incorporated by reference, attached as an exhibit of the same number to our Form 10-Q for the quarter ended June 30, 2001, filed with the Securities and Exchange Commission on August 21, 2001, File No. 0-27560.
(4)	Incorporated by reference, attached as an exhibit of the same number to our registration statement on Form SB-2, filed with the Securities and Exchange Commission on October 10, 1995, and amendments to our Form SB-2, File No. 33-97908-D.
(5)	Incorporated by reference, attached as an exhibit to our schedule 14A Information filed with the Securities and Exchange Commission on April 30, 1997, File No. 0-27560, and amended and attached as exhibit 4.6 to our Form S-8, filed on July 2, 1998, File 333-58403.
(6)	Incorporated by reference, attached an exhibit of the same number to our Amendment No. 1 to Form 10-QSB for the quarter ended June 30, 1998, filed with the Securities and Exchange Commission on August 24, 1998 (originally filed under cover of Form SE on August 14, 1998) File 0-27560.
(7)	Incorporated by reference, attached as an exhibit of the same number to our Form 10-QSB for the quarter ending September 30, 1998, filed with the Securities and Exchange Commission on November 16, 1998, File 0-27560.
(8)	Incorporated by reference, attached as an exhibit to our report on Form 8-K filed with the Securities and Exchange Commission on October 18, 2001, File No. 0-27560.

(9)	Incorporated by reference, attached as exhibit 10.1 to our report on Form 8-K filed with the Securities and Exchange Commission on January 16, 2002, File No. 0-27560.
(10)	Incorporated by reference, attached as an exhibit to our report on Form 8-K filed with the Securities and Exchange Commission on January 31, 2001, File No. 0-27560.
*	Certain portions of this exhibit have been excluded from the publicly-available document, and the Securities and Exchange Commission has issued an order granting our request for confidential treatment of the excluded information.
(11)	Incorporated by reference, attached as an exhibit to our report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2002, File No. 0-27560.
(12)	Incorporated by reference, attached as exhibit to our 10-Q filed May 15, 2002.

(b) Reports on Form 8-K—We filed the following reports on Form 8-K with the Securities and Exchange Commission during the last quarter of 2002 and the first quarter of 2003:

On October 15, 2002, we furnished a press release on Form 8-K providing an update on our third quarter revenues.

On October 22, 2002, we filed a press release on Form 8-K regarding our $4.5 million services debt financing.

On October 29, 2002, we filed a Form 8-K regarding an agreement with a supplier for 5,000 audioconferencing parts.

On November 7, 2002, we furnished a press release on Form 8-K providing updated revenue trend information for our Global Services Platform.

On November 7, 2002, we furnished a Form 8-K regarding frequently asked shareholder questions and current trends in our business.

On November 15, 2002, we filed a press release on Form 8-K to announce our third quarter 2002 financial performance.

On December 24, 2002, we furnished a press release on Form 8-K regarding our revenue growth from August through November 2002.

On January 28, 2003, we furnished a press release on a Form 8-K regarding our fourth quarter 2002 and first quarter 2003 revenues.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACT TELECONFERENCING, INC.

Date: April 15, 2003	By:	/s/ GERALD D. VAN EECKHOUT
Gerald D. Van Eeckhout Chief Executive Officer

Pursuant to the requirements of the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, and in the capacities and on the dates indicated.

Signature	Title

/s/ GERALD D. VAN EECKHOUT Gerald D. Van Eeckhout	Chief Executive Officer and Director (Principal Executive Officer)

/s/ GAVIN THOMSON Gavin Thomson	Chief Financial Officer (Principal Financial & Accounting Officer)

/s/ RONALD J. BACH Ronald J. Bach	Director

/s/ JAMES F. SEIFERT James F. Seifert	Director

/s/ DONALD STURTEVANT Donald Sturtevant	Director

/s/ CAROLYN R. VAN EECKHOUT Carolyn R. VanEeckhout	Director

CERTIFICATIONS

I, Gerald D. VanEeckhout, certify that:

1.	I have reviewed this annual report on Form 10-K of Act Teleconferencing, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 15, 2003

By:	/s/ GERALD D. VANEECKHOUT
Gerald D. VanEeckhout Chief Executive Officer

I, Gavin J. Thomson, certify that:

1.	I have reviewed this annual report on Form 10-K of Act Teleconferencing, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 15, 2003

By:	/s/ GAVIN J. THOMSON
Gavin J. Thomson Chief Financial Officer

Item 15A. ACT Teleconferencing, Inc. Index to Consolidated Financial Statements

Report of Independent Auditors

The Board of Directors and Shareholders

ACT Teleconferencing, Inc.

We have audited the accompanying consolidated balance sheets of ACT Teleconferencing, Inc. as of December 31, 2002 and 2001, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedules listed in the index at page F-1. These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ACT Teleconferencing, Inc. at December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2002, the Company ceased amortizing goodwill in accordance with the requirements of Statement of Financial Accounting Standards No. 142.

/s/    ERNST & YOUNG LLP

Denver, Colorado

March 09, 2003

ACT Teleconferencing, Inc.

Consolidated Balance Sheets

December 31, 2002 and 2001

	2002	2001
Assets
Current assets:
Cash and cash equivalents	$3,175,629	$5,126,723
Accounts receivable (net of allowance for doubtful accounts of $1,029,405 and $591,117 in 2002 and 2001, respectively)	11,497,740	9,468,057
Short term note receivable from a related party	268,464	—
Prepaid expenses and other current assets	1,285,244	914,391

Total current assets	16,227,077	15,509,171

Equipment:
Telecommunications equipment	21,683,819	14,270,491
Software	5,510,382	4,453,807
Office equipment	10,024,159	8,143,992
Less: accumulated depreciation	(13,773,739)	(8,760,256)

Total equipment—net	23,444,621	18,108,034

Other assets:
Goodwill	18,264,349	16,476,194
Other intangible assets (net of accumulated amortization of $527,000 and $221,000 in 2002 and 2001, respectively)	1,104,326	1,313,043
Cash held in escrow	—	1,355,951
Investments	100,000	—
Other long term assets	319,423	473,185
Long term note receivable from related party	—	251,383

Total assets	$59,459,796	$53,486,961

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$7,447,797	$3,950,445
Accrued liabilities	3,849,208	3,716,323
Deferred revenue—current	1,727,988	—
Current portion of debt	5,019,475	4,881,204
Current portion of debt to related party	—	2,091,773
Capital lease obligations due in one year	1,242,625	1,128,161
Income taxes payable	559,548	1,101,409

Total current liabilities	19,846,641	16,869,315

Long-term debt	4,676,218	1,637,937
Long-term debt due to related party	4,019,181	4,019,181
Capital lease obligations due after one year	1,357,820	1,381,546
Deferred revenue—long term	1,642,667	—
Deferred income taxes	377,978	415,987

Convertible, redeemable preferred stock, 500 shares authorized, issued and outstanding, net of discount	2,698,083	—

Shareholders’ equity:
Common stock, no par value; 25,000,000 shares Authorized, 8,972,623 and 8,620,134 shares issued and outstanding in 2002 and 2001, respectively	38,370,123	34,765,731
Treasury stock, at cost	(235,872)	(36,765)
Accumulated deficit	(12,452,543)	(4,167,312)
Accumulated other comprehensive loss	(840,500)	(1,398,659)

Total shareholders’ equity	24,841,208	29,162,995

Total liabilities and shareholder’s equity	$59,459,796	$53,486,961

See accompanying notes to consolidated financial statements.

ACT Teleconferencing, Inc.

Consolidated Statements of Operations

For the years ended December 31, 2002, 2001, and 2000

	2002	2001	2000
Net Revenues	$53,872,327	$46,643,289	$37,699,785
Cost of Service	35,396,252	24,526,430	18,388,073

Gross Profit	18,476,075	22,116,859	19,311,712
Selling, general and administration expense	22,526,719	20,117,374	15,355,804
Impairment of Goodwill	2,000,000	—	—

Operating income (loss)	(6,050,644)	1,999,485	3,955,908

Interest expense, net	1,472,603	1,340,112	1,071,743

Income (loss) before income taxes and minority interest	(7,523,247)	659,373	2,884,165

Provision for income taxes	124,909	875,115	780,250

Income (loss) before minority interest	(7,648,156)	(215,742)	2,103,915

Minority interest in earnings of consolidated subsidiary	—	—	(708,506)

Net income (loss)	(7,648,156)	(215,742)	1,395,409

Preferred stock dividends	(637,075)	(377,803)	(160,000)

Net income (loss) available to common shareholders	$(8,285,231)	$(593,545)	$1,235,409

Weighted average number of shares outstanding—basic	8,952,840	6,653,974	5,312,200
Weighted average number of shares outstanding—diluted	8,952,840	6,653,974	6,023,930

Net income (loss) per share
Basic	$(0.93)	$(0.09)	$0.23

Diluted	$(0.93)	$(0.09)	$0.21

See accompanying notes to consolidated financial statements.

ACT Teleconferencing, Inc.

Consolidated Statements of Shareholders’ Equity

For the years ended December 31, 2002, 2001, and 2000

	Common Stock		Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
	Shares	Amount
Balance at December 31, 1999	4,595,947	$11,478,003	$(4,809,176)	$(99,970)	$—	$6,568,857
Shares issued for acquisitions	120,000	861,607				861,607
Shares issued to employees and consultants	121,543	667,951				667,951
Issuance of warrant in association with debt		396,844				396,844
Public offering of common stock, net of offering expenses of $932,049	800,000	3,067,951				3,067,951
Issue of warrants to consultants		20,025				20,025
Cashless exercise of warrants	33,650
Preferred dividend			(160,000)			(160,000)
Comprehensive income
Net income			1,395,409			1,395,409
Other comprehensive loss, net of tax
Foreign currency translation adjustment				(337,540)		(337,540)

Total comprehensive income						1,057,869

Balance at December 31, 2000	5,671,140	16,492,381	(3,573,767)	(437,510)	—	12,481,104
Shares issued for acquisitions	1,129,231	8,677,540				8,677,540
Shares issued in private placement	769,231	4,633,933				4,633,933
Exercise of options and warrants	751,553	3,172,326				3,172,326
Shares issued to extinguish debt	200,000	1,310,000				1,310,000
Shares issued to employees and consultants	106,479	303,511				303,511
Issuance of warrant in association with debt		176,040				176,040
Purchase of treasury stock	(7,500)				(36,765)	(36,765)

Preferred dividend			(377,803)			(377,803)
Comprehensive loss
Net loss			(215,742)			(215,742)
Other comprehensive loss, net of tax
Foreign currency translation adjustment				(961,149)		(961,149)

Total comprehensive loss						(1,176,891)

Balance at December 31, 2001	8,620,134	34,765,731	(4,167,312)	(1,398,659)	(36,765)	29,162,995
Shares issued for acquisition	350,000	2,662,939				2,662,939
Issuance of warrants in association with debt and preferred stock		718,515				718,515
Exercise of options	20,000	20,000				20,000
Shares issued to employees & consultants	58,889	202,938				202,938
Purchase of treasury stock	(76,400)				(199,107)	(199,107)
Preferred dividend and accretion to redemption value of convertible preferred stock			(637,075)			(637,075)
Comprehensive loss
Net loss			(7,648,156)			(7,648,156)
Other comprehensive loss, net of tax
Foreign currency translation adjustment				558,159		558,159

Total comprehensive loss						(7,089,997)

Balance at December 31, 2002	8,972,623	$38,370,123	$(12,452,543)	$(840,500)	$(235,872)	$24,841,208

See accompanying notes to consolidated financial statements.

ACT Teleconferencing, Inc.

Consolidated Statements of Cash Flow

For the years ended December 31, 2002, 2001, and 2000

	2002	2001	2000
Operating activities
Net (loss) income	$(7,648,156)	$(215,742)	$1,395,409
Adjustments to reconcile net (loss) income to net cash provided by (used for) operating activities:
Depreciation	4,471,917	3,529,022	2,132,657
Impairment of Goodwill	2,000,000	—	—
Amortization of goodwill and other intangibles	319,622	614,435	186,550

Amortization of debt costs	203,999	653,289	156,462
Deferred income taxes	(71,390)	143,788	10,417
Shares issued for consulting fees and employee service	110,625	68,461	330,924
Minority interest	—	—	708,506

Cash flow before changes in operating assets and liabilities:	(613,383)	4,793,253	4,920,925

Changes in operating assets and liabilities, net of effects of business combinations:
Accounts receivable	(1,275,863)	(1,304,347)	(1,989,423)
Prepaid expenses and other assets	(387,538)	(292,607)	(205,704)
Accounts payable	2,775,097	646,143	938,556
Accrued liabilities	(113,098)	1,036,733	91,729
Income taxes payable	(609,083)	457,511	1,154,087

Net cash (used for) provided by operating activities	(223,868)	5,336,686	4,910,170

Investing activities
Equipment purchases	(5,220,951)	(4,245,406)	(5,189,336)
Cash held in escrow	1,355,951	(1,355,951)	—
Cash paid for acquisitions net of cash acquired	(610,986)	(2,231,363)	(675,276)

Net cash used for investing activities	(4,475,986)	(7,832,720)	(5,864,612)

Financing activities
Net proceeds from the issuance of debt	6,019,635	2,373,603	1,245,000
Repayments of debt	(5,866,558)	(4,724,547)	(2,259,250)
Net proceeds from the issuance of common stock	222,938	8,073,310	3,411,278
Purchase of treasury stock	(199,107)	(36,765)	—
Net proceeds from issuance of preferred stock	4,600,000	(690,000)	—
Payments of preferred stock dividends and principal	(1,849,991)	—	—

Net cash provided by financing activities	2,926,917	4,995,601	2,397,028
Effect of exchange rate changes on cash	(178,157)	(397,900)	49,919

Net (decrease) increase in cash and cash equivalents	(1,951,094)	2,101,667	1,492,505
Cash and cash equivalents beginning of year	5,126,723	3,025,056	1,532,551

Cash and cash equivalents end of year	$3,175,629	$5,126,723	$3,025,056

See accompanying notes to consolidated financial statements.

ACT Teleconferencing, Inc.

Notes to Consolidated Financial Statements

December 31, 2002 and 2001

1. Organization and Significant Accounting Policies

Business

ACT Teleconferencing, Inc. (the Company) is engaged in the business of providing high quality audio, video, data and web based conferencing products and services to business clients worldwide. The Company operates principally in the United States, Canada, the United Kingdom, France, the Netherlands, Germany, Australia, Hong Kong and Singapore.

Basis of Presentation

The consolidated financial statements include the accounts of ACT Teleconferencing, Inc, and its wholly-owned domestic and worldwide subsidiaries at December 31, 2002 and 2001. Significant intercompany accounts and transactions have been eliminated.

Revenue Recognition

Revenue is recognized upon completion of conferencing services. The Company generally does not charge up-front fees and bills its customers based on usage. Revenue for video equipment sales is recognized upon delivery and installation.

On November 5, 2002, the Company received 5,280 unused Compunetix audio conference ports as compensation for services rendered and to be rendered under an existing contract to provide audio conferencing services. The $3.7 million fair market value of this equipment was recorded as deferred revenue and will be recognized over the remaining term of the supplier contract which ends December 31, 2004. The deferred revenue balance related to this transaction was $3.3 million at December 31, 2002.

Use of Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

In accordance with EITF 01-14, the Company has recorded as revenue $864,000 received as reimbursement for out-of-pocket expenses, in 2002. This amount relates to a new business relationship and did not relate to business activities in 2000 and 2001.

ACT Teleconferencing, Inc.

Notes to Consolidated Financial Statements—(Continued)

1. Organization and Significant Accounting Policies (continued)

Equipment and Depreciation

Equipment is stated at cost. Depreciation is calculated on a straight-line basis over the estimated useful lives of five years for software, and five to ten years for office furniture, video equipment and telecommunications equipment. Certain equipment obtained through capital lease obligations are amortized over the life of the related lease. Improvements to leased property are amortized over the lesser of the life of the lease or the life of the improvement. Depreciation expense includes capital lease amortization charges.

Statement of Financial Accounting Standards (“SFAS”) No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”) supercedes Statement No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” (“SFAS 121”). SFAS 144 retains the basic requirements of SFAS 121 regarding when to record an impairment loss and provides additional guidance on how to measure an impairment loss. SFAS 144 excludes from its scope goodwill and intangibles not being amortized . SFAS 144 also supercedes the provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations,” pertaining to discontinued operations. This statement is effective for the Company beginning January 1, 2002. The implementation of SFAS 144 did not have an effect on the Company’s financial position, results of operations or liquidity.

Internal Use Software

Beginning in 1999, the Company initiated several internal software development projects. Related to these and any new projects, the Company capitalizes costs of materials, consultants, and payroll and payroll-related costs which are incurred in developing internal-use computer software, beginning once the application development stage is attained and continuing until the post-implementation/operation stage is achieved. Costs incurred prior and subsequent to the application development stage are charged to general and administrative expenses. The Company capitalized internal use software development costs of approximately $1.1 million, $1.0 million, and $1.1 million for the year ended December 31, 2002, 2001, and 2000, respectively.

ACT Teleconferencing, Inc.

Notes to Consolidated Financial Statements—(Continued)

1. Organization and Significant Accounting Policies (continued)

Goodwill

Goodwill represents the excess of purchase price over tangible and other intangible assets acquired less liabilities assumed arising from business combinations. SFAS No. 142 , Goodwill and Other Intangible Assets”’ (“SFAS 142”), issued in June 2001, requires goodwill acquired in business combination after June 30, 2001 not be amortized. In addition, as required by SFAS 142, the Company ceased amortizing all goodwill effective January 1, 2002. Prior to the adoption of SFAS 142, goodwill was amortized on a straight-line basis over 15 or 25 years. The statement also provides specific guidance about how to determine and measure goodwill and intangible asset impairment, and requires additional disclosure of information about goodwill and other intangible assets. The Company completed the initial goodwill impairment test required by SFAS 142 as of January 1, 2002 and no impairment charges were necessary. The phase two assessment was performed by the Company as required. As a result of this assessment, an impairment was identified in the goodwill of the video segment of the business as revenues and profits did not meet original expectations. This resulted in a noncash charge to continuing operations and a goodwill write-down of $2,000,000 in the fourth quarter of 2002. In completing this assessment, the Company compared the estimated fair value to the current carrying value of goodwill. The fair value was derived using cash flow analysis. The assumptions used in the cash flow analysis used discounted cash flow rates of 30% and included estimates of future growth, gross margins and effective tax rates.

Goodwill attributed to 2001 acquisitions, occurring subsequent to June 30, 2001, was approximately to $8.7 million. Goodwill recorded for business combinations during the year ended December 31, 2002 was approximately $3.9 million.

The following presents net income and per share amounts exclusive of goodwill amortization, as required by SFAS 142:

	For the Year Ended December 31, 2001
	Net Income (Loss)	Basic	Diluted
Reported net income and earnings per share	$(593,545)	$(0.09)	$(0.09)
Add back: goodwill amortization, net of tax	306,081	0.05	0.05

Adjusted net loss and earnings per share	$(287,464)	$(0.04)	$(0.04)

	For the Year Ended December 31, 2000
	Net Income	Basic	Diluted
Reported net income and earnings per share	$1,235,409	$0.23	$0.21
Add back: goodwill amortization, net of tax	145,607.03		.02

Adjusted net income and earnings per share	$1,381,016	$0.26	$0.23

ACT Teleconferencing, Inc.

Notes to Consolidated Financial Statements—(Continued)

1. Organization and Significant Accounting Policies (continued)

In 2001, $14.1 million of goodwill was recorded - $8.7 million of goodwill for the video segment of the business and, $5.4 million for the audio segment of the business. In 2002, goodwill recorded of $3.9 million is attributable wholly to the video segment of the business.

Goodwill amortization expense totaled approximately $420,000, and $187,000 for the years ended December 31, 2001 and 2000 respectively.

At December 31, 2002 and 2001, goodwill recorded at the segment reporting level was approximately $11,280,000 and $9,500,000 in video conferencing, and $6,980,000 and $6,980,000 in audio conferencing, respectively.

Other Intangible Assets

Other long term assets includes a non-compete agreement that was entered into in association with the January 17, 2001 purchase of the 40% minority interest in ACT Teleconferencing Limited. The agreement was valued by an independent appraisal at approximately $1.5 million and is being amortized over 5 years, the term of the agreement. For the year ended December 31, 2002, the Company amortized approximately $300,000 related to this intangible asset. Accumulated amortization related to this asset at December 31, 2002 and 2001 was approximately $527,000, and $221,000 respectively.

Foreign Currency Conversion

The financial statements of the Company’s foreign subsidiaries have been translated into United States dollars at the average exchange rate during the years for the statement of operations and year-end rate for the balance sheet.

Cash and Cash Equivalents

The Company considers all liquid investments not supporting letters of credit and with original maturities of three months or less when purchased to be cash equivalents.

Investments

As of December 31, 2002, the Company had certificates of deposit with a face value of $100,000 and an interest rate of 1.34% that mature in February, 2004. The carrying value of these instruments approximates fair value.

ACT Teleconferencing, Inc.

Notes to Consolidated Financial Statements—(Continued)

1. Organization and Significant Accounting Policies (continued)

Reclassifications

Certain reclassifications have been made to the 2001 and 2000 financial statement presentation in order to conform to the 2002 presentation. These reclassifications had no effect on net income or retained earnings as previously stated.

Treasury Stock

The Company records treasury stock purchases under the cost method whereby the entire cost of the acquired stock is recorded as treasury stock. The FIFO method is used on the subsequent reissue of shares and any resulting gains or losses are credited or charged to retained earnings.

Concentration of Credit Risk

The Company maintains cash, cash equivalents, and certificates of deposit, with various financial institutions. The Company limits its concentration of these financial instruments with any one institution, and periodically reviews the credit standings of these institutions. The company has a large diverse customer base across various industries, thereby minimizing the credit risk of any one customer to ACT’s accounts receivable amounts.

New Accounting Pronouncements

In April 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 145, “Recission of FASB Statements No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections.” (“SFAS 145”) SFAS 145 addresses whether the treatment of gains and losses on extinguishment of debt should be extraordinary or not. The Company adopted SFAS 145 during 2002. According to SFAS No. 145, upon adoption, any gain or loss on extinguishment of debt previously classified as extraordinary in prior periods that does not meet the criteria of Accounting Principles Board Opinion No. 30 for such classification should be reclassified to conform with the provisions of SFAS 145. As a result, the Company has reclassified the $416,366 extraordinary items recorded in December 31, 2001 to selling, general and administrative expense.

SFAS No. 148, “Accounting for Stock-Based Compensation—Transition Disclosure” (“SFAS 148”), amends SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), to provide alternative methods of transition to the SFAS 123 fair value method of accounting for stock-based compensation. SFAS 148 also amends the disclosure provisions of SFAS 123 and APB Opinion No. 28, “Interim Financial Reporting,” to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. The Company has implemented all required disclosures of SFAS 148 in the Consolidated Financial Statements.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The Company’s pro forma information is as follows:

	2002	2001	2000
Pro forma net income (loss) available to common shareholders	$(9,060,538)	$(1,313,701)	$361,635
Pro forma net income (loss) per share	$(1.01)	$(0.20)	$0.06

ACT Teleconferencing, Inc.

Notes to Consolidated Financial Statements—(Continued)

2. Long and Short Term Debt

The following debt instruments are owed by ACT Teleconferencing, Inc., unless otherwise noted.

	December 31,
	2002	2001
Notes payable to a related party for the acquisition of the 40% interest in ACT Teleconferencing Limited that was purchased during 2001. Amounts are due between April 2004 and December 2005. The amounts bear interest at 8%.	$4,019,181	$6,110,914

Unsecured promissory note payable due to the seller of the 1414c video conferencing assets. The note bears interest payable at an annual rate of 10% with principal payments due in four equal semi-annual installments beginning April 2002.	1,250,000	2,500,000

ACT Teleconferencing Services, Inc., a United States subsidiary, has a line of credit secured by its tangible and intangible assets. The line of credit carries an interest rate of prime plus 1.25% (5.5% at December 31, 2002) per annum with a borrowing base restricted to qualified accounts receivable up to $2 million. The line of credit expires on October 16, 2003.	2,000,000	—

Subordinated promissory note payable bearing an interest rate of 13.5% per annum. Principal is due on the maturity date of March 31, 2005. The note is secured by a second lien on Company assets, subordinated to the Company’s senior lenders.	890,000	890,000

$1.8 million line of credit to equipment vendor bearing interest at 6% per annum. Payments are due in monthly installments calculated on 8% of principal balance plus interest	408,381	654,730

Term note due to a bank, in monthly installments, by ACT Teleconferencing, Inc at an interest rate of 7% per annum. Amounts are due between November 2002 and October 2005.	2,361,111	—

Note payable, due on demand, by ACT Videoconferencing, Inc., a United States subsidiary, to an equipment vendor at an interest rate of 7%.	280,000	280,000

ACT Teleconferencing, Inc.

Notes to Consolidated Financial Statements—(Continued)

2. Long and Short Term Debt (Continued)

	December 31,
	2002	2001
Notes payable and revolving lines of credit, through vendors and various banks, secured by accounts receivable and equipment at interest rates ranging from 5.9% to 9.8%. Amounts are due between January 2003 and October 2005.	780,350	274,934

Note payable to equipment vendor bearing interest at 7% per annum. Term is 60 months beginning January 1, 2003 with interest only payments for the first twelve months. Principal payments begin in the 13th month and continue for subsequent 48 months.	1,056,000	—

Subordinated promissory note payable due to the sellers of Proximity, Inc. The note bears interest payable of 8% per annum with total principal due at January 1, 2004.	750,000	—

Line of credit by ACT Teleconferencing Services, Inc., a United States subsidiary. This line of credit was repaid in October, 2002	—	1,504,825

Term note due to a bank by ACT Teleconferencing Service, Inc. a United States subsidiary. This note was paid in October, 2002.	—	468,750

Subtotal	13,795,023	12,684,153
Less deferred interest cost	(80,149)	(54,058)

Subtotal	13,714,874	12,630,095
Less, current portion of long term debt	(5,019,475)	(6,972,977)

Long term debt	$8,695,399	$5,657,118

Total interest paid on notes and capitalized leases for the year ended December 31, 2002, 2001 and 2000 amounted to approximately $1.6 million, $1.3 million, and $0.9 million respectively.

The Company was in violation of the covenants for two of the above notes. Waivers have been received from the lenders.

The aggregate minimum annual payments as of December 31, 2002 for long-term debt are as follows:

2003	$5,019,475
2004	5,030,612
2005	3,121,987
2006	274,135
2007	268,665

$13,714,874

ACT Teleconferencing, Inc.

Notes to Consolidated Financial Statements—(Continued)

3. Commitments—Operating and Capitalized Leases

Operating Leases

The Company leases office space and office equipment. These leases expire January, 2003 through July, 2008. Total rent expense charged to operations was $3.2 million, $1.9 million and $1.3 million for the years ended December 31, 2002, 2001 and 2000, respectively.

Capitalized Leases

The Company leases telecommunication equipment and office equipment, including computers and furniture, under long-term leases classified as capital leases. For several of these leases, the Company has the option to purchase the equipment for a nominal cost at the termination of the lease.

The following property is secured under capital leases:

	December 31,
	2002	2001
Telecommunications and office equipment, computers and furniture	$5,672,892	$4,220,160
Less accumulated depreciation	(1,525,896)	(916,488)

Net carrying value of equipment secured	$4,146,996	$3,303,672

During 2002 and 2001, the Company incurred capital lease obligations of $1.3 million and $1.1 million respectively, in connection with lease agreements to acquire equipment. The terms of the capital leases range from three to five years. At December 31, 2002, $2.6 million of this balance was outstanding—$1.2 million was classified as a current liability and $1.4 million was classified as long-term debt.

ACT Teleconferencing, Inc.

Notes to Consolidated Financial Statements—(Continued)

3. Commitments—Operating and Capitalized Leases (Continued)

The aggregate minimum annual commitments for operating and capital leases as of December 31, 2002 are as follows:

	Operating Leases	Capital Leases
2003	$2,780,445	$1,404,228
2004	2,743,752	828,778
2005	2,280,112	540,576
2006	1,794,410	154,634
2007 and thereafter	1,670,955	—

Total minimum lease payments	$11,269,674	2,928,216

Less amounts representing interest		(327,771)

Present value of net minimum capital leases payments		2,600,445
Less capital lease obligations due within one year		(1,242,625)

Capital lease obligations due after one year		$1,357,820

4. Shareholders’ Equity

Preferred Stock

Series A. On October 19, 1999, the Company issued 2,000 shares of Series A 8% Preferred Stock (“Series A”) to GMN Investors II, L.P. for $2.0 million. This transaction was accompanied by the issuance of 400,000 warrants to purchase shares of common stock at $7.00 per share (see warrants schedule below). On October 11, 2001, the Company liquidated all the outstanding shares of its Series A in an amount $2.0 million plus accrued dividends of $338,176. This liquidation involved the issuance of 200,000 shares of common stock valued at $1.3 million based upon an agreed upon price with GMN Investors II, L.P. and $1.0 million in cash, including accrued dividends. This liquidation resulted in an additional dividend charge of approximately $240,000 including $35,000 in consideration for repricing of the 400,000 warrants from an exercise price of $7.00 to $6.45, based on the fair value on the date of liquidation.

ACT Teleconferencing, Inc.

Notes to Consolidated Financial Statements—(Continued)

4. Shareholders’ Equity (Continued)

Preferred Stock (continued)

On May 17, 2002, the Company issued 500 shares of 6.5% Series C Convertible Preferred Stock for $4,600,000, net of $400,000 of financing and legal fees. The Company also issued warrants to the investors to purchase 279,885 shares of common stock, of which 229,885 are callable, by the Company at $5.00 per warrant and have an expiration date of May 17, 2007. The warrants were valued at $689,000 using the Black Scholes model and, along with the financing and legal fees of $400,000, will be amortized as non-cash preferred dividends over the 18 month term of the agreement. The preferred stockholders may, at their election, convert their shares of outstanding preferred stock into shares of the Company’s common stock at a fixed price of $5.00 per share. If this conversion occurs with respect to all outstanding preferred shares prior to any remaining liquidating redemptions by the Company, it would result in 666,667 shares of common stock being issued. The stock is subject to 15 mandatory monthly liquidating redemptions of $333,333 commencing on August 17, 2002, for a total of $5.0 million. As of December 31, 2002, the Company has made the August through December 2002 liquidating redemption payments in cash.

At the Company’s election, redemption payments may be made in cash or by delivering shares of the Company’s common stock based on a 10% discount to the five-day volume weighted average market price of the common stock at that time. The preferred stockholders have the right to defer any payment that we elect to be made in common stock until one month following the latest scheduled (deferred) payment. Terms of the investment prevent the preferred stock investors from holding more than 10 percent of the Company’s outstanding common stock at any point in time, which will also limit potential dilution. These terms would require redemption payments to be made in cash if prior redemptions in common stock are greater than anticipated.

Common Stock

1999 Private Placement. In February 1999, the Company completed a private offering of 109,212 units, each comprised of one share of common stock at $5.50 per share and one warrant to purchase one share of common stock for net proceeds of $592,505. The shares and the shares underlying the warrants entitle the holder to piggyback registration rights through December 31, 2003. (See warrants outstanding below).

2000 Offering. In May 2000, the Company registered an offering issuing 800,000 shares of common stock at $5.00 per share for net proceeds of $3.1 million. In association with this offering, the Company issued 480,000 warrants. Of this amount, 354,000 warrants were converted into common stock in 2001. (See warrants outstanding below).

2001 Private Placement. In September 2001, the Company completed a private offering of 769,231 shares of common stock to Special Situations Fund III, L.P., Special Situations Cayman Fund, L.P., and Special Situations Private Equity Fund, L.P. at $6.50 per share for net proceeds of $4,634,000. Commissions and other costs of $366,000 were netted against the proceeds of this private placement.

ACT Teleconferencing, Inc.

Notes to Consolidated Financial Statements—(Continued)

4. Shareholders’ Equity (Continued)

Warrants

The following table summarizes the various warrants outstanding on December 31, 2002.

December 31, 2002 Outstanding Warrant Schedule

Purpose	Number Outstanding	Issue Date	Expiration Date	Exercise Price
Underwriter	60,000	January 2000	January 2003	$10.00
Subordinated debt financing	200,825	March 1998	April 2003	7.00
Subordinated debt financing	27,585	April 2002	April 2003	7.00
Subordinated debt financing	216,802	March 1998	April 2003	7.00
Equity placement	109,912	February 1999	December 2003	7.00
Underwriter	9,835	February 2001	February 2004	5.00
Consulting Services	18,000	May 2001	May 2004	10.00
Agent fees	10,000	April 2001	April 2005	7.00
Underwriter	80,000	May 2000	May 2005	6.60
Institutional/Private Placement	46,000	May 2000	May 2005	6.05
Preferred Stock Issuance	400,000	October 1999	October 2006	6.45
Agent Fees for Preferred Stock	50,000	May, 2002	May, 2007	5.00
Preferred Stock Issuance	229,885	May 2002	May 2007	5.00

	1,458,844		Weighted Average Exercise Price	$6.56

All warrants are also subject to customary anti-dilution provisions and to adjustment in the event of stock splits, stock dividends, consolidations, and the like. Holders of shares issued upon the exercise of these warrants have piggy-back rights to registration and certain investors have demand registration rights.

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

ACT Teleconferencing, Inc.

Notes to Consolidated Financial Statements—(Continued)

5. Stock Option Plan

The Company’s various Stock Option Plans, as approved and amended by shareholders, authorizes the grant of options to officers, key employees, and consultants for up to 1,600,000 shares of the Company’s common stock. Options granted under all plans generally have 10-year terms and vest 25% each year following the date of grant.

The Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of the Company’s employee stock options is generally equal to the market price of the underlying stock on the date of grant, no compensation expense is recognized. FASB Statement No. 123, “Accounting for Stock-Based Compensation” establishes an alternative method of expense recognition for stock-based compensation awards to employees based on fair values. The Company elected not to adopt FASB Statement No. 123 for expense recognition purposes.

A summary of the Company’s stock option activity, and related information for the years ended December 31 follows:

	2002		2001		2000
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding-beginning of year	936,691	$5.21	1,165,240	$4.82	1,106,352	$4.93
Granted	495,696	2.42	228,999	5.30	150,900	5.97
Exercised	(25,585)	1.75	(358,421)	3.98	(38,576)	5.39
Forfeited	(56,995)	5.21	(99,127)	5.24	(53,436)	6.05

Outstanding-end of year	1,349,807	$4.25	936,691	$5.21	1,165,240	$4.82

Exercisable at end of year	833,627	$4.39	557,675	$4.95	778,720	$4.32

Weighted-average fair value of options granted during the year
Market price equals exercise price at date of grant	$1.56		$3.99		$5.01
Market price exceeds exercise price at date of grant	—		—		—

ACT Teleconferencing, Inc.

Notes to Consolidated Financial Statements—(Continued)

5. Stock Option Plan (Continued)

The following table summarizes our stock options outstanding at December 31, 2002:

Exercise Price Range	Shares	Weighted-Average remaining contractual life	Weighted-Average exercise price
$1.00-$2.20	254,096	7.44 years	$1.58
$2.75-$3.03	366,700	7.97 years	$2.91
$4.25-$5.25	329,905	7.46 years	$4.83
$5.50-$6.50	254,925	5.35 years	$5.85
$7.00-$8.00	70,725	7.59 years	$7.47
$9.00	73,456	5.49 years	$9.00

Total	1,349,807

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, this model does not necessarily provide a reliable single measure of the fair value of its employee stock options.

Pro forma information regarding net income and earnings per share is required by FASB Statement No. 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model. The following are weighted-average assumptions for 2002, 2001, and 2000 respectively: risk-free interest rate of 3.0% in 2002 , 5.0% in 2001, and 6.0% in 2000; a dividend yield of 0%; volatility factors of the expected market price of the Company’s common stock of 0.76 in 2002 and 0.77 in 2001 and 2000; and a weighted-average expected life of the option of 5.2 years in 2002, and 7 years in 2001 and 2000.

ACT Teleconferencing, Inc.

Notes to Consolidated Financial Statements—(Continued)

6. Income Taxes

Income tax expense and the related current and deferred tax liabilities for all periods presented relate primarily to the Company’s U.K. and Canadian operations.

For financial reporting purposes, income (loss) before income taxes includes the following components:

	2002	2001	2000
Pretax income (loss):
United States	$(5,539,991)	$(341,314)	$1,279,555
Foreign	(1,983,256)	1,000,687	1,604,610

	$(7,523,247)	$659,373	$2,884,165

The provision for income taxes for the years ended December 31, is comprised of the following:

	2002	2001	2000
Current	$162,918	$765,569	$769,833
Deferred	(38,009)	109,546	10,417

	$124,909	$875,115	$780,250

The reconciliation of income tax attributable to continuing operations computed at the U.S. federal statutory tax rates to actual income tax expense is:

	2002	2001	2000
Expected rate at 35%	$(2,631,333)	$376,509	$1,009,458
Effect of permanent difference
Goodwill amortization/writedown*	700,000	232,766	84,818
Other	63,114	54,477	43,976
Utilization of net operating losses	(22,058)	(516,443)	(289,918)
Foreign Taxes	(43,387)	(79,982)	(126,173)
Valuation allowance	2,058,573	363,756	323,011
Other	—	444,032	(264,922)

	$124,909	$875,115	$780,250

*	Primarily amortization of goodwill, for 2001 and 2000
Goodwill writedown of $2 million in 2002

ACT Teleconferencing, Inc.

Notes to Consolidated Financial Statements—(Continued)

6. Income Taxes (continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax liabilities and assets as of December 31 are as follows:

	2002	2001	2000
Deferred Tax Liabilities-Domestic
Tax depreciation in excess of book depreciation	$(846,813)	$(275,705)	$(484,429)
Other	(146,648)	(50,859)	(58,730)

	(993,461)	(326,564)	(543,159)
Deferred Tax Assets-Domestic
Net operating loss carry-forward	2,237,488	1,281,888	1,475,163
Deferred Income	1,307,814	—	—
Foreign currency translation	—	542,000	—
Reserves for doubtful accounts	149,316	96,020	163,287

	3,694,618	1,919,908	1,638,450
Valuation allowance for deferred tax assets	(2,701,157)	(1,593,344)	(1,095,291)

Net deferred tax-Domestic	$—	$—	$—

Deferred Tax Liabilities-International

Tax depreciation in excess of book depreciation	$(377,978)	$(415,987)	$(306,441)
Deferred Tax Assets-International

Net operating loss carry-forward	1,979,975	907,467	1,167,128

Valuation allowance for deferred tax assets	(1,979,975)	(907,467)	(1,167,128)

Net deferred tax liability-International	$(377,978)	$(415,987)	$(306,441)

Taxes of $705,000, $300,000 and $748,000 were paid during 2002, 2001, and 2000 respectively. The domestic and international net operating loss carry forwards of approximately $5.8 million and $6.2 million, respectively, will begin to expire in the year 2005. The Company has not provided for any taxes on undistributed foreign earnings as the Company intends to permanently reinvest these earnings in the future growth of the business and there are no unremitted, cumulative foreign earnings.

ACT Teleconferencing, Inc.

Notes to Consolidated Financial Statements—(Continued)

7. Related Party Transactions

The Company has a note receivable from a key officer with an outstanding balance of $268,464 and $251,383 at December 31, 2002 and 2001. This note bears interest at a rate of 7.5% and is due June 30, 2003. The purpose of this note was to retain a key executive responsible for implementing our worldwide network.

Also in July 2001 and subsequently in July 2002, the board of directors authorized loans, with recourse, to one of its officers in the amount of $466,757. The purpose of these loans was to assist the officer in exercising stock options. These loans are secured by a general pledge of personal assets of the officer, bear interest at 6%, and mature on November 1, 2006. The shares issued upon exercise of the stock options are recorded in shareholders’ equity but this transaction has no financial effect on shareholders’ equity as the loan is offset by the amount recorded to common stock resulting from the exercise of the options. An increase in shareholders’ equity will be recognized as the loan is paid back to the Company.

On January 6, 2003, the company entered into a loan agreement for $500,000 with one of its directors. The purpose of this loan is to provide bridge financing through a period of growth while the Company arranges subordinated debt financing. The loan bears interest at 12% and matures on May 6, 2003.

8. Earnings Per Share

The following table sets forth the computation of the denominator for the calculation of basic and diluted earnings per share. The numerator in the computation of earnings per share is the same as that displayed on the face of the income statement.

	2002	2001	2000
Denominator:
Basic shares	8,952,840	6,653,974	5,312,200
Effect of dilutive securities
Employee stock options	—	—	461,353
Warrants	—	—	222,712
Convertible debentures	—	—	27,665

Dilutive effect	—	—	711,730

Denominator	8,952,840	6,653,974	6,023,930

The computation of the denominator did not assume the conversion of options, warrants, and convertible debentures in 2002 and 2001 as their effect would have been antidilutive.

ACT Teleconferencing, Inc.

Notes to Consolidated Financial Statements—(Continued)

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

In October 2001, the Company acquired the assets of PictureTel Corporation’s 1414c worldwide video conferencing service delivery business. In connection with this acquisition the Company’s decisions on resource allocation and performance will continue to be based on regional market potential but also on the separate operating segments of audio, video, and internet teleconferencing services.

For the year ended December 31, 2000, revenues were $35.0 million and $2.7 million for audio and video conferencing respectively.

The following summary provides financial data for the Company’s operating segments:

For the year ended December 31, 2002:

	Audio	Video	Subtotal	Corporate	Total
	(in thousands)
Net Revenues	$35,903	$17,969	$53,872	$—	$53,872
Loss before tax	(1,698)	(3,123)	(4,821)	(2,702)	(7,523)
Depreciation and amortization	3,224	1,140	4,364	428	4,792
Total assets	$36,790	$18,343	$55,133	$4,327	59,460

ACT Teleconferencing, Inc.

Notes to Consolidated Financial Statements—(Continued)

For the year ended December 31, 2001:

	Audio	Video	Subtotal	Corporate	Total
	(in thousands)
Net Revenues	$41,589	$5,054	$46,643	$—	$46,643
Income (loss) before tax	4,207	(656)	3,551	(2,892)	659
Depreciation and amortization	3,420	608	4,028	115	4,143
Total assets	32,963	14,301	47,264	6,223	53,487

ACT Teleconferencing, Inc.

Notes to Consolidated Financial Statements—(Continued)

9. Business Segment Analysis (Continued)

The following summary provides financial data for significant geographic markets in which the Company operates:

For the year ended December 31, 2002:

	North America	Europe	Asia Pacific	Total
	(in thousands)
Net Revenues	$33,080	$16,901	$3,891	$53,872
Long-Lived Assets	23,164	10,690	3,364	37,218

For the year ended December 31, 2001:

	North America	Europe	Asia Pacific	Total
	(in thousands)
Net Revenues	$27,834	$15,670	$3,139	$46,463
Long-Lived Assets	15,514	8,525	2,830	26,869

For the year ended December 31, 2000:

	North America	Europe	Asia Pacific	Total
	(in thousands)
Net Revenues	$22,147	$12,916	$2,637	$37,700
Long-Lived Assets	10,695	4,928	2,604	18,227

The United States comprises approximately 90% of the North American total revenue, the United Kingdom comprises approximately 85% of the European total revenue, and Australia comprises approximately 80% of the Asia Pacific total revenue.

The Company’s largest customer accounted for 7%, 25%, and 21%, of consolidated revenues and the Company’s second largest customer accounted for 7%, 9%, and 17% of consolidated revenues for the years ended December 31, 2002, 2001, and 2000, respectively. All other customers individually amounted to less than 5% of total consolidated revenues in any one year.

ACT Teleconferencing, Inc.

Notes to Consolidated Financial Statements—(Continued)

10. Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash, temporary investments, certificates of deposit maturing in more than one year, accounts receivable, accounts payable, long-term debt, and capitalized lease obligations.

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

11. Defined Contribution Plan

The Company has a defined contribution 401(k) plan for its United States employees, which allows eligible employees to contribute a percentage of their compensation and provides for certain discretionary employer matching contributions. For the years ended December 31, 2002, and 2001, the Company made no plan contributions. The Company contributed $23,000, for the year ended December 31, 2000. The Company’s 401K match has been made with cash, not with Company stock.

12. Employee Stock Purchase Plan

The Company’s employee stock purchase plan became effective July 1, 1998. The plan has been structured within the meaning of Section 423(b) of the Internal Revenue Code of 1986. A maximum of 300,000 shares of common stock are available for sale to employees under the plan. The purchase price of each share of common stock is the lesser of 85% of the fair market value of such share on the opening day of the six month purchase period, or 85% of the fair market value of such share on the closing day of the purchase period. Currently approximately 60 employees have elected to participate in the plan. Through December 31, 2002, employees had purchased 159,902 shares of common stock under the plan.

13. Contingencies

On January 29, 2002, the Company received a complaint filed in the District Court of Colorado, alleging breach of contract pursuant to a term sheet executed between the Company and a prospective lender. The Company was in negotiations to obtain a loan from said lender, and due to various circumstances, including the expiration of the exclusivity agreement, the transaction was not completed.

On July 2, 2002, the Company also received a complaint, filed in the Superior Court of New Jersey, from a former audio conferencing employee claiming damages and lost commissions on sales made to a large videoconferencing customer. This is presently in arbitration.

The Company intends to vigorously defend these two lawsuits and believes these claims are without merit and does not expect them to become material events.

The Company is engaged from time to time in minor legal proceedings such as debt collection and employee dispute and arbitration. These are in the normal course of business and are not considered material to the running of the business.

ACT Teleconferencing, Inc.

Notes to Consolidated Financial Statements—(Continued)

14. Quarterly Results of Operations

The following is a summary of the quarterly results of operations for the years ended December 31, 2002, 2001 and 2000.

	March 31	June 30	September 30	December 31
Year ended December 31, 2002
Net revenues	$12,770,216	$12,959,522	$13,444,739	$14,697,850
Gross profit	4,425,028	4,483,125	4,276,799	5,291,123
Operating loss	(1,075,438)	(1,274,535)	(1,344,726)	(2,355,945)
Net loss	(1,541,340)	(1,731,423)	(1,589,002)	(2,786,391)
Preferred Stock Dividend	—	130,473	261,125	245,477
Net loss available to common shareholders	(1,541,340)	(1,861,896)	(1,850,127)	(3,031,868)
Weighted average number of shares outstanding
Basic	8,978,257	8,931,543	8,946,073	8,952,840
Diluted	8,978,257	8,931,543	8,946,073	8,952,840
Net loss per share—basic and diluted	(0.17)	(0.21)	(0.21)	(0.34)

Year ended December 31, 2001
Net revenues	$11,525,464	$11,821,771	$10,775,704	$12,520,350
Gross profit	5,546,267	5,321,126	5,824,904	5,424,562
Operating income (loss)	975,107	622,811	1,178,588	(360,655)

Net income (loss)	352,046	(164,624)	549,403	(952,567)
Preferred stock dividends	(40,000)	(40,000)	(40,000)	(257,803)
Net income (loss) available to common shareholders	312,046	(204,624)	509,403	(1,210,370)
Weighted average number of shares outstanding
Basic	6,017,750	6,091,257	6,244,715	8,241,488
Diluted	6,639,123	6,091,257	6,512,622	8,241,488
Earnings per share—basic and diluted
Net income (loss)	$0.05	(0.03)	$0.08	$(0.15)
Year ended December 31, 2000
Net revenues	$8,183,767	$9,126,623	$9,512,611	$10,876,784
Gross profit	4,112,111	4,589,496	4,869,510	5,740,595
Operating income	845,501	925,463	1,174,470	1,010,474
Net income	187,925	204,555	389,273	613,656
Preferred stock dividends	(40,000)	(40,000)	(40,000)	(257,803)
Net income available to common shareholders	147,925	164,555	349,273	573,656
Weighted average number of shares outstanding
Basic	4,780,413	5,146,172	5,649,622	5,665,009
Diluted	5,971,935	5,706,844	5,998,461	6,414,467
Net income per share—basic	$0.03	$0.03	$0.06	$0.10
Net income per share—diluted	$0.02	$0.03	$0.06	$0.09

ACT Teleconferencing, Inc.

Notes to Consolidated Financial Statements—(Continued)

15. Acquisitions

On January 17, 2001, the Company acquired the 40% minority interest in ACT Teleconferencing Limited, based in the United Kingdom, from David Holden, the Company’s Regional Managing Director of Europe, for 360,000 shares of the Company’s common stock valued at $2.2 million, notes payable of $6.1 million ($1.8 million at an interest rate of 10% and $4.3 million at an interest rate of 7%) and cash of $794,000 for a total of approximately $9.1 million. Related to this acquisition, the Company recorded goodwill of $5.7 million and a non-complete agreement in the amount of $1.5 million. ACT Teleconferencing Limited has historically provided primarily audio conferencing services and will continue to complement the Company’s services in that arena.

On October 10, 2001, with an effective date of October 1, 2001, ACT Videoconferencing, Inc., a wholly owned subsidiary of the Company, closed on the acquisition of substantially all of the assets of PictureTel Corporations’ s 1414c worldwide video conferencing service delivery business. The assets acquired include property (equipment, furniture and machinery), software, and customer contracts. The assets were previously used by PictureTel Corporation to provide global video conferencing services and the Company plans to use the acquired assets for the same purpose. The purchase price consisted of 769,231 restricted shares of the Company’s common stock valued at $6.5 million, $1.2 million in cash and a $2.5 million two-year unsecured promissory note bearing interest at a rate of 10%, for total consideration of approximately $10.2 million. In addition, the Company incurred fees of approximately $400,000. Also, in association with this acquisition, the Company recorded approximately $1.8 million in fixed assets and $8.7 million in goodwill.

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

ACT Teleconferencing, Inc.

Notes to Consolidated Financial Statements—(Continued)

15. Acquisitions (continued)

These acquisitions were accounted for under the purchase method of accounting. The pro forma unaudited results of operations for the year ended December 31, 2001 are as follows:

2001
(Unaudited)
Net revenues	$51,322,289
Net loss	(636,822)
Preferred stock dividends	(377,803)

Net loss available to common shareholders	$(1,014,625)

Weighted average number of shares outstanding—basic	6,653,974

Weighted average number of shares outstanding—diluted	6,653,974

Earnings per share
Basic

Net loss	$(0.15)

Diluted

Net loss	$(0.15)

On January 2, 2002, the Company acquired Proximity, Inc., one of the world’s largest providers of room-based videoconferencing services, for 350,000 restricted shares of the Company’s common stock valued at $2,737,000 net of $74,000 of issuance fees, notes payable of $750,000, and cash of $500,000 for a total of approximately $3,987,000. In addition, the Company acquired net assets of $350 thousand, including $93 thousand of cash. The Company also paid $204 thousand of closing costs. In addition, 150,000 shares of the Company’s common stock have been placed into escrow and are deliverable to certain of Proximity’s shareholders upon satisfaction of certain earnout provisions.

On January 17, 2003, the earnout agreement established with certain Proximity shareholders upon the acquisition of Proximity, Inc. on January 2, 2002 was revised. Under the original agreement, 150,000 shares of the Company’s common stock were placed into escrow and were deliverable to certain Proximity shareholders upon achieving certain earnout provisions. In exchange for modifications to the original provisions, 67,500 of the earnout shares held by the escrow agent were released upon agreement execution to the eligible Proximity shareholders. 10,000 options to purchase common stock for $1.19 a share and exercisable for a period of ten years were also issued. In addition, if certain gross revenue amounts are achieved in 2003 and 2004, a total of 40,000 additional shares per year can be earned under the revised provision.

In association with this acquisition, the Company recorded approximately $3.9 million in goodwill. Proximity was acquired to compliment the Company’s video conferencing business.

Pro forma results of operations for the year ended December 31, 2002 have not been presented because the impact is immaterial.

Schedule I—Condensed Financial Information of Registrant

ACT Teleconferencing, Inc.

Condensed Balance Sheets

December 31, 2002 and 2001

	2002	2001
Assets

Current assets	$558,069	$2,834,434
Equipment and software (net of accumulated depreciation of $1,970,000 and $547,000)	3,599,993	1,593,762
Other long term assets	169,396	1,795,706
Investment in and advances to subsidiaries	36,469,754	33,875,700

Total assets	$40,797,212	$40,099,602

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$591,636	$822,502
Current portion of debt	4,091,661	4,485,441

Total current liabilities	4,683,297	5,307,943
Long-term debt	8,574,624	5,628,664
Convertible preferred stock, 500 shares
Authorized, issued and outstanding, net of discount	2,698,083	—
Shareholders’ equity:
Common stock, no par value; 25,000, 000 shares authorized, 8,972,623 and 8,620,134 shares issued and outstanding in 2002 and 2001, respectively	38,134,251	34,728,966
Accumulated deficit	(13,293,043)	(5,565,971)

Total shareholders’ equity	24,841,208	29,162,995

Total liabilities and shareholder’s equity	$40,797,212	$40,099,602

See accompanying notes to condensed financial statements.

Schedule I—Condensed Financial Information of Registrant (continued)

ACT Teleconferencing, Inc.

Condensed Statement of Operations

For the years ended December 31, 2002, 2001, and 2000

	2002	2001	2000
Equity in undistributed (losses) earnings of subsidiaries	$(2,819,757)	$3,525,954	$3,489,278
Selling, general and administration expense	(3,899,949)	(3,180,468)	(1,458,932)
Interest expense, net	(928,450)	(561,228)	(634,937)

Net (loss) income	(7,648,156)	(215,742)	1,395,409
Preferred stock dividends	(637,075)	(377,803)	(160,000)

Net income (loss) available to common shareholders	$(8,285,231)	$(593,545)	$1,235,409

See accompanying notes to condensed financial statements.

Schedule I—Condensed Financial Information of Registrant (continued)

ACT Teleconferencing, Inc.

Condensed Statements of Cash Flows

For the years ended December 31, 2002, 2001, and 2000

	2002	2001	2000
Operating activities
Net income (loss)	$(7,648,156)	$(215,742)	$1,395,409
Adjustments to reconcile net income (loss) to net cash used for operating activities:
Equity in undistributed earnings of subsidiaries	(2,819,757)	(3,525,954)	(3,489,278)
Dividends received from subsidiary	—	1,713,000	—
Depreciation	1,423,559	335,338	84,842
Shares issued to consultants	110,625	68,461	330,924
Amortization of debt costs	203,999	653,289	156,462
Changes in operating assets and liabilities, net of effects of business combinations:
Current Assets	(315,437)	(46,706)	110,341
Other assets	224,056	152,632	(190,968)
Accrued liabilities	(230,866)	(342,911)	635,239

Net cash used for operating activities	(9,051,977)	(1,208,593)	(967,029)

Investing activities
Equipment purchases	(3,429,790)	(455,005)	(1,204,990)
Cash held in escrow	1,355,951	(1,355,951)	—
Investment in and advances to subsidiaries	5,196,332	2,939,148	(1,713,799)
Cash paid for acquisitions net of cash acquired	(610,986)	(2,231,363)	(675,276)

Net cash provided by (used for) investing activities	2,511,507	(1,103,171)	(3,594,065)

Financing activities
Net proceeds from issuance of debt	5,556,000	(2,636,478)	345,579
Net repayments of debt	(4,252,992)	(2,873,137)	(41,137)
Net proceeds from the issuance of common stock	222,938	7,999,760	3,411,278
Purchase of treasury stock	(199,107)	(36,785)	—
Net proceeds from issuance of preferred stock	4,600,000	—	—
Repayment of preferred stock dividend and principal	(1,849,991)	(690,000)	—

Net cash provided by financing activities	4,076,848	4,710,067	3,715,720

Net increase (decrease) in cash and cash equivalents	(2,463,622)	2,398,303	(845,374)
Cash and cash equivalents beginning of year	2,668,562	270,259	1,115,633

Cash and cash equivalents end of year	$204,940	$2,668,562	$270,259

See accompanying notes to condensed financial statements

Schedule I—Condensed Financial Information of Registrant (continued)

ACT Teleconferencing, Inc.

Notes to Condensed Financial Statements

December 31, 2002 and 2001

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

Debt and Guarantees

Information on the debt of the Company is disclosed in Note 2 of the Notes to Consolidated Financial Statements of ACT Teleconferencing, Inc. included elsewhere herein. Certain subsidiaries of the Company have guaranteed debt of $890,000 that is due on March 31, 2003. In April 2001, the Company repaid $1,610,000 of this outstanding note. The Company’s ability to transfer assets, in the form of a dividend, loan, or advance, from these subsidiaries is restricted under the loan agreement. Approximately $22 million of consolidated subsidiaries net assets, at December 31, 2002, are restricted.

Reclassifications

Certain reclassifications have been made to the 2001 and 2000 financial statement presentation to conform to the 2002 presentation. These reclassifications had no effect on net income or retained earnings as previously stated.

Schedule II—Valuation Of Qualifying Accounts

ACT Teleconferencing, Inc.

Allowance for Doubtful Accounts Receivable

	Balance at Beginning Of Period	Additions/ Charges to Costs and Expenses	Deductions	Balance at End of Period
For the year ended December 31, 2002:
Allowance for doubtful accounts receivable	$591,117	$852,994	$(414,706)	$1,029,405

For the year ended December 31, 2001:
Allowance for doubtful accounts receivable	$621,059	$640,888	$(670,830)	$591,117

For the year ended December 31, 2000:
Allowance for doubtful accounts receivable	$153,677	$475,652	$(8,270)	$621,059

Index to Exhibits

All exhibits are filed electronically or incorporated by reference.

Number	Description

1.1(1)	Form of Agency Agreement

1.3(1)	Form of Agent’s Warrant

1.4(1)	Form of Warrant Agreement

3.1(2)	Restated articles of incorporation of ACT April 15, 1996, as amended October 18, 1999, and November 26, 2001

3.2(3)	Bylaws of ACT, amended and restated as of May 22, 2001

4.1(4)	Form of specimen certificate for common stock of ACT

10.1(4)	Stock option plan of 1991, as amended, authorizing 400,000 shares of common stock for issuance under the plan

10.2(4)	Form of stock option agreement

10.3(4)	Form of common stock purchase warrant

10.10(4)	Split dollar insurance agreement dated March 1, 1990, between ACT and Gerald D. Van Eeckhout

10.11(12)	Service agreement dated April 10, 1992 between David Holden and ACT Teleconferencing Limited

10.12(12)	Share purchase agreement by and between ACT Teleconferencing, Inc. and David L. Holden & others.

10.13(12)	Instrument constituting £1,172,000 convertible secured A loan notes and £2,980,000 convertible secured B loan notes by and between ACT Teleconferencing, Inc. and David L. Holden & others

10.19(5)	Stock option plan of 1996, as amended

10.20(2)	Employee stock purchase plan, as amended

10.22(6)	Loan and security agreement dated March 31, 1998 and form of stock purchase warrant with Sirrom Capital Corporation and Equitas L.P.

10.23(6)	Loan agreement with Key Bank, N.A.

10.24(7)	Lease commitment and warrant with R.C.C. Finance Group Ltd.

10.25(7)	Contract for the supply of conferencing services design development and information signed July 14, 1998 between ACT Teleconferencing Services, Inc. and Concert Global Networks Limited

10.26(7)	Agreement for the supply of conferencing services signed July 14, 1998 between ACT Teleconferencing Services, Inc. and Concert Global Networks Limited

10.27(7)	Agreement for videoconferencing equipment and services (GTE Telephone Operating Companies) dated October 1, 1998

10.28(2)	Stock option plan of 2000, as amended

10.29(2)	Service order attachment signed March 15, 2001, between ACT Teleconferencing Services, Inc. and AT&T Corporation for the supply of domestic voice/data services.

10.30(8)	Asset Purchase Agreement by and between ACT Teleconferencing, Inc., ACT Videoconferencing, Inc. and PictureTel Corporation dated as of October 4, 2001.

10.31(8)	Note in the original principal amount of $2.25 Million with ACT Teleconferencing, Inc. as maker and PictureTel Corporation as holder.

10.32(8)	Letter agreement between ACT Teleconferencing, Inc. and GMN Investors II, L.P. dated as of October 11, 2001, for the redemption of Series A Preferred Stock.

10.33(8)	Amended and Restated Warrant between ACT Teleconferencing, Inc. and GMN Investors II, L.P.

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

10.36(11)	Promissory note to Gerald Van Eeckhout

10.37(11)	Security agreement to Gerald Van Eeckhout

10.38(11)	Long term stock incentive for Gene Warren dated July 1, 2001

10.39(11)	Promissory note to Gene Warren

10.40(11)	Security agreement to Gene Warren

10.41(11)	Line of credit agreement with Wells Fargo Business Credit

10.42(13)	Video conferencing services agreement*

10.46	2002 Performance Incentive Plan

21	Subsidiaries of ACT Teleconferencing, Inc.

23.1	Consent of independent auditors

99.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

*	Certain portions of this exhibit have been excluded from the publicly-available document, and the Securities and Exchange Commission has issued an order granting our request for confidential treatment of the excluded information.
(1)	Incorporated by reference, attached as an exhibit of the same number to our registration statement on Form S-1, filed with the Securities and Exchange Commission on March 10, 2000, File No. 33-32156.
(2)	Incorporated by reference, attached as an exhibit of the same number to our registration statement on Form S-1, filed with the Securities and Exchange Commission on December 3, 2001, File No. 333-744138.
(3)	Incorporated by reference, attached as an exhibit of the same number to our Form 10-Q for the quarter ended June 30, 2001, filed with the Securities and Exchange Commission on August 21, 2001, File No. 0-27560.
(4)	Incorporated by reference, attached as an exhibit of the same number to our registration statement on Form SB-2, filed with the Securities and Exchange Commission on October 10, 1995, and amendments to our Form SB-2, File No. 33-97908-D.
(5)	Incorporated by reference, attached as an exhibit to our schedule 14A Information filed with the Securities and Exchange Commission on April 30, 1997, File No.

0-27560, and amended and attached as exhibit 4.6 to our Form S-8, filed on July 2, 1998, File 333-58403.
(6)	Incorporated by reference, attached an exhibit of the same number to our Amendment No. 1 to Form 10-QSB for the quarter ended June 30, 1998, filed with the Securities and Exchange Commission on August 24, 1998 (originally filed under cover of Form SE on August 14, 1998) File 0-27560.
(7)	Incorporated by reference, attached as an exhibit of the same number to our Form 10-QSB for the quarter ending September 30, 1998, filed with the Securities and Exchange Commission on November 16, 1998, File 0-27560.
(8)	Incorporated by reference, attached as an exhibit to our report on Form 8-K filed with the Securities and Exchange Commission on October 18, 2001, File No. 0-27560.
(9)	Incorporated by reference, attached as exhibit 10.1 to our report on Form 8-K filed with the Securities and Exchange Commission on January 16, 2002, File No. 0-27560.
(10)	Included in Exhibit 5.
(11)	Incorporated by reference, attached as an exhibit to our report on Form 10-K filed with the Securities and Exchange Commission on January 31, 2001, File No. 0-27560.
(12)	Incorporated by reference, attached as an exhibit to our report on Form 8-K filed with the Securities and Exchange Commission on January 31, 2001, File No. 0-27560.
(13)	Incorporated by reference, attached as an exhibit to our report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2002, File No. 0-27560. Certain portions of the exhibit have been omitted pursuant to a request for confidential treatment and have been filed separately with the Securities and Exchange Commission.