Form 10-K/A
period 2002-12-31
ACT TELECONFERENCING INC
filed 2003-04-30
CIK 918709

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 0-27560

ACT TELECONFERENCING, INC.

(Exact name of registrant as specified in its charter)

Colorado	84-1132665
(State or other jurisdiction of incorporated or organization)	(I.R.S. Employer Identification No.)

1658 Cole Boulevard, Suite 130, Golden, CO	80401
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number including area code: (303) 235-9000

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, No Par Value

Title of Class

Indicate by check mark whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act

Rule 12b-2).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2002 was $22.6 million based on the closing price of the Company’s common stock on the Nasdaq National Market on June 28, 2002 of $2.90 per share.

The number of shares of the Company’s common stock outstanding as of March 31, 2003 was 9,980,469.

Documents incorporated by reference—None.

EXPLANATORY NOTE

The Annual Report on Form 10-K of ACT Teleconferencing, Inc. (the “Company”) filed with the Commission on April 15, 2003, incorporated certain information in Part III of the Form 10-K by reference to the Company’s Proxy Statement for its 2003 Annual Meeting of Shareholders. The broker search process required by SEC Rule 14a-13 was delayed so the Company changed the record date for its 2003 Annual Meeting of Shareholders, and accordingly the Proxy Statement will not be filed within 120 days of the Company’s year-end. Therefore, the information required by Part III of Form 10-K for the year ended December 31, 2002 is included in this amendment.

In addition, the Annual Report on Form 10-K filed by the Company on April 15, 2003 unintentionally omitted certain exhibits from the exhibit index, and certain exhibits that were intended to be filed were not included with the filing. Accordingly, Part IV, Item 15(a) and the exhibit index are being amended to include the additional exhibits.

PART III

Item 10: Directors and Executive Officers of the Registrant.

The following is a description of the name, age and position of each director and each nominee for director, as well as the officers of the company.

Nominees for terms ending in 2006:	Age	Title
Mack V. Traynor, III	44	President and Chief Executive Officer, HEI, Incorporated
James F. Seifert	74	Chairman and Chief Executive Officer, James F. Seifert & Sons LLC. (Retired)
Jules L. DeVigne	62	Executive Vice President, Polycom, Inc .

Continuing Directors with Terms Ending in 2005:
Carolyn R. Van Eeckhout	65	Vice President of Human Resources, ACT Teleconferencing
Donald L. Sturtevant	65	Chairman of the Board and Executive Vice President, Medafor, Inc.

Continuing Directors with terms ending in 2004:
Gerald D. Van Eeckhout	62	Chairman and Chief Executive Officer, ACT Teleconferencing
Ronald J. Bach	69	Certified Public Accountant, Partner Deloitte & Touche (Retired 1991)

Executive Officers:
Gene Warren	50	Chief Operating Officer, ACT Teleconferencing
Gavin Thomson	45	Vice Chairman and Chief Financial Officer, ACT Teleconferencing

Ronald J. Bach (69), a director since 1992, is a certified public accountant and was continuously employed by the firm of Deloitte and Touche from 1955 until his retirement in 1991, at which time he was partner in charge of its Bloomington, Minnesota office. He holds a bachelor’s degree in business administration from the University of Minnesota, and serves as a director of a number of privately held companies in which he has an ownership interest. His current term as a director ends 2004.

Jules L. DeVigne (62), was appointed to the board of directors on April 23, 2003, and is a candidate for director for the term ending 2006. Mr. DeVigne has been in the teleconferencing industry for 20 years, most recently as executive vice president of Polycom, Inc. He previously served from 1997-2001, as CEO of Accord Networks, a leading producer of multipoint control units for the conferencing industry, until Accord was purchased by Polycom in 2001. Prior to 1997, he served as vice president of worldwide sales for Video Server. Before entering the teleconferencing industry, he served in various worldwide and U.S. sales and marketing executive positions with Innovative Technologies, Netrix, Paradyne and IBM Corporation. Mr. DeVigne received his bachelor’s degree from Duke University and resides in Atlanta.

James F. Seifert (74), one of our directors since 1991, was chairman and chief executive officer of James F. Seifert & Sons LLC since 1993, but has since retired. Mr. Seifert was previously chairman and chief executive officer of Grafton Group, Inc., doing business as Seifert’s, a women’s apparel chain that operated up to 234 stores in the upper Midwest. Mr. Seifert received his bachelor of science degree in commerce from the University of North Dakota in 1950. He is a former president of the University of North Dakota Foundation. His current term as a director ends in 2002 and he is a candidate for director with a term ending 2006.

Donald L. Sturtevant (65), was elected as one of our directors in 1996. His current term as a director ends 2005. Presently, he is chairman of the board and executive vice president of Medafor, a company he started in early 1999. From 1996-2002, he was the chief operating officer and a director of St. Croix Medical, Inc., a medical implant hearing systems company. Prior to St. Croix Medical, Inc., he was president and chief executive officer of MediVators, Inc. from 1991 through 1996. Previously, he held the positions of CEO and chairman of the board of BallistiVet,

Inc., from 1988 through 1990. Mr. Sturtevant received a bachelor of science degree in business administration from the University of Minnesota in 1966 and is a 1975 graduate of Northwestern University’s International Management Program in Bergenstock, Switzerland.

Gavin J. Thomson (45), our vice chairman and chief financial officer, secretary, and treasurer, joined us in February 1997. From 1994 to 1996, Mr. Thomson served as managing director of TEK Corporation, a consumer electronics company based in Johannesburg, South Africa. Before holding that position, from 1990 to 1994, he was the chief financial officer of TEK Corporation, then one of the largest consumer appliance companies in South Africa, which manufactured and distributed products under license to General Electric, RCA, and Pioneer of Japan. He is a chartered accountant (South Africa), having worked for Ernst & Young and Deloitte and Touche, both in South Africa and in the United States, and received his bachelor’s and post-graduate degrees in accounting from Natal University, South Africa; earned his master’s degree in business administration from the University of Denver; and completed the Stanford Business School Advanced Management College.

Mack V. Traynor III (44), was appointed to the board of directors on April 23, 2003 and is a candidate for director with a term ending 2006. Mr. Traynor was appointed on March 19, 2003 as the CEO and president of HEI, Inc, a Nasdaq-listed company specializing in the design and manufacture of ultra-miniature micro-electronic devices and products incorporating those devices. He began his 20-year telecommunications career working with Northwestern Bell/US West in 1980, where he managed call centers, technical product development teams, multi-state installation and repair services, and phone center stores. From 1988 through1995, he served as president and chief operating officer of Military Communication Center, a privately-held phone service for Desert Storm. During 1995-1997, Mr. Traynor served as president and chief executive officer of Eltrax Systems Inc., a data communications company, and from 1998-2000 he was president and chief executive officer of NEO Networks, Inc., an E-commerce company. Mr. Traynor was president & chief executive officer of DotheGood, Inc., an E-commerce company in 2001. From 2000 until the present, he has been president & CEO of Supreme Companies, Inc., a landscape design company. Mr. Traynor has a bachelor’s degree from St. Olaf College and a master’s of business administration degree from the University of Minnesota.

Carolyn R. Van Eeckhout (65), one of our founders, serves as vice president of human resources for ACT Teleconferencing, Inc. She has been one of ACT’s directors since 1991, and has been employed at ACT since the company’s inception. From 1985 to 1989, she was a self-employed consultant to various health professionals and the Denver Public Schools. She received her bachelor’s degree in education from Pennsylvania State University. Her current term as a director ends 2005.

Gerald D. Van Eeckhout (62), one of our founders, has been chairman of our board of directors and chief executive officer since our formation in 1989. He has served as a director and chairman since 1989, and his current term as a director ends 2004. From 1982 to 1989, Mr. Van Eeckhout was president, chief executive officer, and a director of ConferTech International, Inc., a teleconferencing services and manufacturing company, which was subsequently sold to Global Crossing. Before 1982, he served seven years as chief financial and administrative officer of Medtronic, Inc., five years as chief financial and planning officer at Pillsbury International

Division, and eight years as a certified public accountant with Touche Ross & Co., based in Minneapolis, Minnesota. He received a bachelor of science degree from the University of North Dakota in 1962, and completed the Stanford Executive Program in 1976. He also has been a national director of the American Electronic Association and President of the University of North Dakota Foundation. His current term as a director ends 2004.

Gene Warren (50), our chief operating officer, joined us in August 1996. Mr. Warren came to us with over 20 years of executive and technical experience in telecommunications. From 1993 to 1996, Mr. Warren served as senior vice president of business development, operations, and technology at Global Access, a teleconferencing services company later acquired by Williams Communications and subsequently by Genesys Group. Prior to his employment by Global Access, he served as director of technical services for ConferTech International and senior director of technical support for MCI. Mr. Warren received a bachelor of science degree in physics and mathematics from Clark Atlanta University in 1975 and completed the Stanford Executive Institute.

Section 16(a) Beneficial Ownership Reporting Compliance

Based on a review of reports filed by our directors, executive officers and beneficial holders of 10% or more of our shares, and upon representations from those persons, all Securities and Exchange Commission stock ownership reports required to be filed by those reporting persons during 2002 were made timely, except that Gerald and Carolyn Van Eeckhout filed two Forms 4 late, reporting three transactions including two stock purchases and a grant of stock options; Gavin Thomson filed one Form 4 late reporting one transaction, an acquisition of stock options; and Gene Warren filed one Form 4 late reporting three transactions including two purchases and a grant of stock options.

Item 11. Executive Compensation.

The following table sets forth the compensation paid to our chief executive officer and our four most highly compensated executive officers for the fiscal years ended December 31, 2002, December 31, 2001, and December 31, 2000. All amounts are in U.S. dollars.

	Annual Compensation			Long-term Compensation Awards
Name	Year	Salary	Awards Bonus	Restricted Stock Awards ($)		Securities Underlying Options ($) (1)		All Other Compensation ($)
Gerald Van Eeckhout	2002 2001 2000	$201,100 230,000 200,000	$27,754 15,000 59,778	$10,957	(5)	$30,957	(4)	$4,741 35,471 22,454	(2)(3) (2)(3) (2)(3)
Gavin Thomson	2002 2001 2000	189,063 200,000 160,000	30,000 21,336 59,778	7,979	(5)	27,979 20,000	(4) (7)	6,000 6,000 6,112	(3) (3) (3)
Gene Warren	2002 2001 2000	217,980 230,000 200,000	224,130 35,377 59,063	9,176 200,000	(5) (6)	29,176	(4)	14,514 6,000 6,418	(3)(8) (3) (3)
Wayne McCallister (9)	2002	190,486	13,900	7,181	(5)	7,181 10,000	(4) (11)	8,975	(3)
Bob Kaphan (10)	2002	175,000

(1)	All options are for the purchase of Common Stock.
(2)	Includes an annual disability insurance premium payment of $1,971 per year
(3)	Includes car allowances.
(4)	20,000 options granted on June 28, 2002 at an exercise price of $2.90 per share to Messrs. Warren, Thomson and Van Eeckhout. These options expire ten years from the date of grant and vest at 25% per year. The balance were granted under the 2002 Performance Incentive Plan with an exercise price of $1.41, are 100% vested, and expire 10/1/12.
(5)	Relates to stock grants made as part of the 2002 Performance Incentive Plan. Stock grants made pursuant to the Performance Incentive Plan are subject to vesting rights throughout 2003.
(6)	Relates to 32,000 shares of restricted stock originally granted to Gene Warren as part of his long term incentive package. This stock grant has been cancelled and the 32,000 shares of restricted stock were returned to the company.
(7)	Options granted on September 10, 2001, at an exercise price of $5.00 per share. These options expire ten years from the date of grant and vest at 25% per year.
(8)	Includes a disability insurance premium payment of $8,514 per year.
(9)	Wayne McCallister’s title was Managing Director, ACT Videoconferencing. Mr. McCallister was an employee of Picturetel prior to the company’s acquisition of the Picturetel service delivery business in 2001. Although Mr. McCallister was not an executive officer of the company, he was an officer of a subsidiary. He is no longer with the Company
(10)	Bob Kaphan’s title is Managing Director, ACT Proximity. Mr. Kaphan was an employee of Proximity, Inc. prior to the company’s acquisition of Proximity in January 2002. Although Mr. Kaphan is not an executive officer of the corporation, he is an officer of a subsidiary.
(11)	10,000 options granted on June 28, 2002 at an exercise price of $2.90. The options expire in ten years from the date of grant and vest at 25% per year.

The table below summarizes options granted to the executives named in the table of annual compensation above during 2002.

	Number of Securities Underlying Option/ Granted (#)		Percent of Total Option/Granted to Employees in Fiscal Year		Exercise Price		Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term
Name								5% (1)		10%(1)
Gerald Van Eeckhout	20,000 10,957	*	6.2%		$ $	2.90/Share 1.41/Share	6/28/12 10/1/12		$36,540 9,727		$92,220 24,551
Gavin Thomson	20,000 7,979	*	5.6%		$ $	2.90/Share 1.41/Share	6/28/12 10/01/12		$36,540 7,088	$ $	92,220 17,888
Gene Warren	20,000 9,176	*	5.9%		$ $	2.90/Share 1.41/Share	6/28/12 10/1/12		$36,540 8,151		$92,220 20,571
Wayne McCallister	10,000 7,181	*	3.6 1.5	% %	$ $	2.90/share 1.41/Share	6/28/12 10/01/12	$ $	18,270 6,379	$ $	46,110 16,099
Bob Kaphan	0		0.0%			—	—		—		—

*	Granted under the 2002 Performance Incentive Plan

(1) As required by Securities and Exchange Commission rules, the dollar amounts in the last two columns represent the hypothetical gain or “option spread” that would exist for the options based on assumed 5% and 10% annual compounded rates of appreciation in the price of our common stock over the full ten-year option term (resulting in 63% and 159% appreciation, respectively). These prescribed rates are not intended to forecast possible future appreciation, if any, of our common stock.

The table below summarizes options exercised during 2002, and indicates the value of unexercised options held by the named executives at fiscal year end at the closing share price of $1.28 per share on December 31, 2002 (last trading day of the year):

	Shares Acquired on Exercise	Value Realized	Number of Securities underlying unexercised options at December 31, 2002		Value of Unexercised In-the-Money options at December 31, 2002
Name			Exercisable	Unexercisable	Exercisable	Unexercisable
Gerald Van Eeckhout	0	0	60,957	20,000	0	0
Gavin Thomson	0	0	93,654	35,025	0	0
Gene Warren	0	0	84,251	35,025	0	0
Wayne McCallister	0	0	13,431	28,750	0	0
Bob Kaphan	0	0	0	0	0	0

Certain of our officers have adopted or intend to adopt written plans, known as Rule 10b5-1 plans, in which they have contracted or will contract with broker-dealers to exercise their stock options and sell ACT common stock. Transactions will occur on dates identified when the plans were adopted.

Directors’ fees

We compensate our non-executive directors through a plan that provides for payment of directors’ fees in the form of stock options or stock grants. Under this plan, we granted stock options to ACT’s three non-executive directors totaling 15,000 shares in each year from 1997 to 1999 at exercise prices ranging from $5.00 to $9.00 per share and a total of 15,000 shares at an exercise price of $8.00 per share in 2000. Also in 2000, we made stock grants of 500 shares to each of our non-executive directors at a grant price of $8.00 per share. In 2001, we made a stock grant of 3,000 shares to each of our non-executive directors at a grant price of $5.00 per share, in addition to grants of 5,000 options at a $5.00 per share exercise price. In 2002, we made a stock grant of 10,000 shares to each of our non-executive directors at a grant price of $4.00 per share. All options vest one year from the date of grant and expire ten years from the date of grant.

Key employee insurance

We maintain a key-employee life insurance policy on the lives of all of our senior executives in amounts ranging from $500,000 to $1.8 million; the major portion of proceeds are payable to ACT with an amount payable to the executive’s estate. The intended purpose of these policies is to assist the company in replacing these executives and in making other adjustments in operations if they die. Our United Kingdom subsidiary holds an additional life insurance policy on the life of David

L. Holden in the event of his death in the amount of £1,090,000, payable to the subsidiary. The proceeds are for the purpose of managing the subsidiary and recruiting a successor.

Key employee agreements

Our board adopted executive agreements with Gerald D. Van Eeckhout, Gene Warren, and Gavin J. Thomson as of April 1, 1999, and amended on July 26, 1999. If any person that is not our affiliate takes control of us, the takeover triggers the effective date of the executive agreements. Each executive agreement provides that the executive is entitled to a three-year employment agreement commencing on the effective date at the executive’s regular salary and bonus. If the executive is dismissed without cause or leaves for good reason as defined under the agreement, the executive is entitled to three years’ salary and a bonus that is determined according to the board of directors’ bonus policy.

One of our founders, Gerald D. Van Eeckhout, also has executed a five-year employment agreement dated July 1, 1999, at a salary and bonus no less than the amount in effect upon execution of the agreement, which includes covenants prohibiting competition with us following the termination of his employment. This employment agreement ensures that the services of Mr. Van Eeckhout will be available to us, as the Board of Directors may determine, and will prohibit Mr. Van Eeckhout from engaging in activities on behalf of a competitor for two years following termination of his employment. The Personnel and Compensation Committee of the Board of Directors annually reviews compensation under his agreement and includes medical insurance and other benefits available to employees generally. If a change in control occurs, as defined in the executive agreement, Mr. Van Eeckhout’s executive agreement will prevail over the terms of his employment agreement, except that his benefits and spousal benefits for his wife, Carolyn R. Van Eeckhout, including medical coverage, will continue for the balance of the five year term, and he will receive a minimum of two years compensation under the employment agreement.

Gene Warren’s compensation is principally based on the generation of $3.8 mm additional net income for the company over the next two years along with the completion of certain network designs. This additional net income has been generated.

Our United Kingdom subsidiary has a service agreement with its managing director, David L. Holden, which expires on December 31, 2005 or upon six months written notice by either the employer or employee. Under this agreement from January 1, 2001, Mr. Holden receives a minimum base salary of £75,000 per year and a performance-related bonus as determined from time to time.

Equity Compensation

The Company rewards its employees with equity compensation in the form of stock options, stock grants, and participation in the Company’s Employee Stock Purchase Plan. The following table summarizes the Company’s equity compensation as of December 31, 2002.

	Number of Shares Underlying Outstanding Options/Grants		Weighted Average Exercise/Grant Price		Number of Available Shares Remaining for Future Issuance Under Equity Compensation Plans
Plans approved by shareholders	1,349,807	(1)	4.25	(1)	250,193	(1)(2)

(1)	Reflects options granted under the Company’s Stock Option Plan of 1991, Stock Option Plan of 1996, as amended, and Stock Option Plan of 2000, as amended.

(2)	Reflects options remaining available for grant under the Company’s Stock Option Plans, as amended, and the Company’s Employee Stock Purchase Plan of 1998, as amended.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information regarding beneficial ownership of common stock as of March 31, 2003, by our officers, directors, subsidiary officers, and principal shareholders. For this purpose, a principal shareholder is a person that holds beneficial ownership of five percent or more or our outstanding common stock. Under the rules of the Securities and Exchange Commission, beneficial ownership includes voting or investment power with respect to securities and includes the shares issuable pursuant to stock options or warrants that are exercisable within 60 days following March 31, 2003. Shares issuable from stock options or warrants are deemed outstanding for computing the percentage of the person holding the options but are not outstanding for computing the percentage of any other person.

The percentage of beneficial ownership for the following table is based on 9,980,469 shares of common stock outstanding as of March 31, 2003.

To our knowledge, except as indicated in the footnotes to this table, the persons named in the table have sole voting and investment power with respect to all shares of common stock.

	Relationship with ACT	Amount and Nature of Beneficial Ownership
Name of Beneficial Owner		Number of Shares Currently Owned	Shares Acquirable Within 60 Days	Percent of Class
Gerald D. and Carolyn R. Van Eeckhout (1)	Officers and Directors	656,000	50,000	7.04%
Ronald J. Bach	Director	89,300	45,000	1.34%
Donald L. Sturtevant	Director	54,000	35,000	*
James F. Seifert	Director	292,450	45,000	3.37%
Gavin J. Thomson (1)	CFO	31,474	95,675	1.26%
Gene Warren (1)	COO	102,835	95,075	1.96%
Total Officers and Directors		1,226,059	365,750	15.39%
David Holden (2)	Officer/Sub	349,200	3,800	3.54%
Robert Aubry (3)	Officer/Sub	8,942	26,575	*
Peter Eeles (4)	Officer/Sub	98,177	22,075	1.20%
Bob Kaphan (7)	Officer/Sub	108,578	—	1.09%
GMN Investors II, L.P. (5)	Shareholder	200,000	400,000	5.78%
Perkins Capital Management (6)	Shareholder	1,016,100	44,625	10.58%

*	Less than 1%.

(1)	1658 Cole Boulevard, Suite 130, Golden, Colorado 80401.

(2)	Queens House, Kymberley Road, Harrow, Middlesex, HA1 1US, United Kingdom. Mr. Holden is not an executive officer of the Company, but is included herein as a “subsidiary officer” pursuant to Item 402(a)(3)(iii) of SEC Regulation S-K.

(3)	555 Legget Drive, Tower B, Suite 842, Kanata, Ontario. Mr. Aubry is not an executive officer of the Company, but is included herein as a “subsidiary officer” pursuant to Item 402(a)(3)(iii) of SEC Regulation S-K.

(4)	115 Pitt Street, Level 4, Sydney, NSW, 2000. Mr. Eeles is not an executive officer of the Company, but is included herein as a “subsidiary officer” pursuant to Item 402(a)(3)(iii) of SEC Regulation S-K.

(5)	20 Williams Street, Suite 250, Wellesley, MA 02481.

(6)	730 E. Lake Street, Wayzata, MN 55391-1769.

(7)	99 Swift Street, Suite 200, South Burlington, VT 05403. Mr. Kaphan is not an executive officer of the Company, but is included herein as a “subsidiary officer” pursuant to Item 402(a)(3)(iii) of SEC Regulation S-K.

Item 13. Certain Relationships and Related Transactions.

Transactions with related parties

The company has notes receivable from Gene Warren with an aggregate outstanding balance of $268,464 on December 31, 2002. These notes bear interest at a rate of 7.5% and are due June 30, 2003. The purpose of these notes was to retain a key executive responsible for implementing our worldwide network.

In July 2001 and subsequently in July 2002, the board of directors authorized a loan with recourse to officer Gerald Van Eeckhout in the amount of $466,757. The purpose of this loan was to assist the officer in exercising stock options. The loan is secured by a general pledge of personal assets of the officer bearing interest at 6% and maturing November 1, 2006.

On January 6, 2003, the company entered into a loan agreement for $500,000 provided by director James Seifert. The purpose of this loan was to provide bridge financing to the Company through a period of growth. The loan bears interest at 12% and matures on May 6, 2003.

In accordance with the Sarbanes-Oxley Act of 2002, the company no longer makes loans to its executive officers, but prior loans remain outstanding pursuant to their original terms.

Part IV, ITEM 16 (a)

The exhibits filed with this report or incorporated herein by reference are listed in the exhibit index filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACT TELECONFERENCING, INC.

Date: April 30, 2003	By:	/s/ GERALD D. VAN EECKHOUT
Gerald D. Van Eeckhout Chief Executive Officer

Pursuant to the requirements of the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, and in the capacities and on the dates indicated.

Signature	Title

/s/ GERALD D. VAN EECKHOUT Gerald D. Van Eeckhout	Chief Executive Officer and Director (Principal Executive Officer)

/s/ GAVIN THOMSON Gavin Thomson	Chief Financial Officer (Principal Financial & Accounting Officer)

/s/ RONALD J. BACH Ronald J. Bach	Director

/s/ JAMES F. SEIFERT James F. Seifert	Director

/s/ DONALD STURTEVANT Donald Sturtevant	Director

/s/ CAROLYN R. VAN EECKHOUT Carolyn R. VanEeckhout	Director

Mack V. Traynor III	Director

Jules L. DeVigne	Director

CERTIFICATION

I, Gerald D. Van Eeckhout, certify that:

1.	I have reviewed this annual report on Form 10-K/A of ACT Teleconferencing, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 30, 2003

By:	/s/ GERALD D. VAN EECKHOUT
Gerald D. Van Eeckhout Chief Executive Officer

CERTIFICATION

I, Gavin J. Thomson, certify that:

1.	I have reviewed this annual report on Form 10-K/A of ACT Teleconferencing, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 30, 2003

By:	/s/ GAVIN J. THOMSON
Gavin J. Thomson Chief Financial Officer

Index to Exhibits

All exhibits are filed electronically or incorporated by reference.

Number		Description

1.1	(1)	Form of Agency Agreement

1.3	(1)	Form of Agent’s Warrant

1.4	(1)	Form of Warrant Agreement

3.1	(2)	Restated articles of incorporation of ACT April 15, 1996, as amended October 18, 1999, and November 26, 2001

3.1.1	(13)	Certificates of Designations, Preferences, and rights of Preferred Stock (Series C)

3.2	(3)	Bylaws of ACT, amended and restated as of May 22, 2001

4.1	(4)	Form of specimen certificate for common stock of ACT

10.1	(4)	Stock option plan of 1991, as amended, authorizing 400,000 shares of common stock for issuance under the plan

10.2	(4)	Form of stock option agreement

10.3	(4)	Form of common stock purchase warrant

10.10	(4)	Split dollar insurance agreement dated March 1, 1990, between ACT and Gerald D. Van Eeckhout

10.11	(10)	Service agreement dated April 10, 1992 between David Holden and ACT Teleconferencing Limited

10.12	(10)	Share purchase agreement by and between ACT Teleconferencing, Inc. and David L. Holden & others.

10.13	(10)	Instrument constituting £1,172,000 convertible secured A loan notes and £2,980,000 convertible secured B loan notes by and between ACT Teleconferencing, Inc. and David L. Holden & others

10.19	(5)	Stock option plan of 1996, as amended

10.20	(2)	Employee stock purchase plan, as amended

10.22	(6)	Loan and security agreement dated March 31, 1998 and form of stock purchase warrant with Sirrom Capital Corporation and Equitas L.P.

10.24	(7)	Lease commitment and warrant with R.C.C. Finance Group Ltd.

10.25	(7)	Contract for the supply of conferencing services design development and information signed July 14, 1998 between ACT Teleconferencing Services, Inc. and Concert Global Networks Limited

10.26	(7)	Agreement for the supply of conferencing services signed July 14, 1998 between ACT Teleconferencing Services, Inc. and Concert Global Networks Limited

10.27	(7)	Agreement for videoconferencing equipment and services (GTE Telephone Operating Companies) dated October 1, 1998

10.28	(2)	Stock option plan of 2000, as amended

10.29	(2)	Service order attachment signed March 15, 2001, between ACT Teleconferencing Services, Inc. and AT&T Corporation for the supply of domestic voice/data services.

10.30	(8)	Asset Purchase Agreement by and between ACT Teleconferencing, Inc., ACT Videoconferencing, Inc. and PictureTel Corporation dated as of October 4, 2001.

10.31	(8)	Note in the original principal amount of $2.25 Million with ACT Teleconferencing, Inc. as maker and PictureTel Corporation as holder.

10.32	(8)	Letter agreement between ACT Teleconferencing, Inc. and GMN Investors II, L.P. dated as of October 11, 2001, for the redemption of Series A Preferred Stock.

10.33	(8)	Amended and Restated Warrant between ACT Teleconferencing, Inc. and GMN Investors II, L.P.

10.34	(8)

Terms and Conditions for Purchase of Shares between ACT Teleconferencing, Inc. and Special Situations Fund III, L.P., Special Situations Cayman Fund, L.P., and Special Situations Private Equity Fund, L.P.

10.35	(9)

Agreement and Plan of Merger dated as of December 21, 2001, by and among ACT Teleconferencing, Inc., ACT Proximity, Inc., Proximity, Inc., Robert C. Kaphan, Richard Parlato, and North Atlantic Venture Fund II, L.P.

10.36	(11)	Promissory note from Gerald Van Eeckhout to ACT Teleconferencing, Inc.

10.37	(11)	Security agreement from Gerald Van Eeckhout to ACT Teleconferencing, Inc.

10.38	(11)	Long term stock incentive for Gene Warren dated July 1, 2001

10.39	(11)	Promissory note from Gene Warren to ACT Teleconferencing, Inc.

10.40	(11)	Security agreement from Gene Warren to ACT Teleconferencing, Inc.

10.42	(12)*	Videoconferencing services agreement with a major customer

10.43	(13)	Securities Purchase Agreement for Preferred Stock dated May 17, 2002

10.44	(13)	Registration Rights Agreement with Preferred Shareholders

10.45	(13)	Form of Warrant Agreement with Preferred Shareholders

10.46	(14)	2002 Performance Incentive Plan

10.47		Vectra Bank Revolving Credit & Term Loan Agreement

10.48		Vectra Bank Security Agreement

10.49		Vectra Bank Revolving Promissory Note

10.50		Vectra Bank Term Promissory Note

21(14)		Subsidiaries of ACT Teleconferencing, Inc.

99.1		Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

*Certain portions of this exhibit have been excluded from the publicly-available document, and the Securities and Exchange Commission has issued an order granting our request for confidential treatment of the excluded information.

(1)	Incorporated by reference, attached as an exhibit of the same number to our registration statement on Form S-1, filed with the Securities and Exchange Commission on March 10, 2000, File No. 33-32156.

(2)	Incorporated by reference, attached as an exhibit of the same number to our registration statement on Form S-1, filed with the Securities and Exchange Commission on December 3, 2001, File No. 333-744138.

(3)	Incorporated by reference, attached as an exhibit of the same number to our Form 10-Q for the quarter ended June 30, 2001, filed with the Securities and Exchange Commission on August 21, 2001, File No. 0-27560.

(4)	Incorporated by reference, attached as an exhibit of the same number to our registration statement on Form SB-2, filed with the Securities and Exchange Commission on October 10, 1995, and amendments to our Form SB-2, File No. 33-97908-D.

(5)	Incorporated by reference, attached as an exhibit to our schedule 14A Information filed with the Securities and Exchange Commission on April 30, 1997, File No. 0-27560, and amended and attached as exhibit 4.6 to our Form S-8, filed on July 2, 1998, File 333-58403.

(6)	Incorporated by reference, attached an exhibit of the same number to our Amendment No. 1 to Form 10-QSB for the quarter ended June 30, 1998, filed with the Securities and Exchange Commission on August 24, 1998 (originally filed under cover of Form SE on August 14, 1998) File 0-27560.

(7)	Incorporated by reference, attached as an exhibit of the same number to our Form 10-QSB for the quarter ending September 30, 1998, filed with the Securities and Exchange Commission on November 16, 1998, File 0-27560.

(8)	Incorporated by reference, attached as an exhibit to our report on Form 8-K filed with the Securities and Exchange Commission on October 18, 2001, File No. 0-27560.

(9)	Incorporated by reference, attached as exhibit 10.1 to our report on Form 8-K filed with the Securities and Exchange Commission on January 16, 2002, File No. 0-27560.

(10)	Incorporated by reference, attached as an exhibit to our report on Form 8-K filed with the Securities and Exchange Commission on January 31, 2001, File No. 0-27560.

(11)	Incorporated by reference, attached as an exhibit to our report on Form 10-K for the year ending December 31, 2001, filed with the Securities and Exchange Commission on March 29, 2002, File No. 0-27560.

(12)	Incorporated by reference, attached as an exhibit to our report on Form 10-Q for the quarter ending March 31, 2002, filed with the Securities and Exchange Commission on May 15, 2002, File No. 0-27560.

(13)	Incorporated by reference, attached as an exhibit to our report on Form 8-K filed with the Securities and Exchange Commission on May 24, 2002, File No. 0-27560.

(14)	Previously filed.