Form 10-Q
period 2003-03-31
ACT TELECONFERENCING INC
filed 2003-05-15
CIK 918709

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2003

or

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

          Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 14, 2003, 10,243,275 shares of the issuer’s common stock were outstanding.

ACT TELECONFERENCING, INC.

FORM 10-Q

PART I – Financial Information
ACT Teleconferencing, Inc.
Consolidated Balance Sheets

In Thousands (000s) – except for share data	March 31 2003	December 31 2002

Assets
Current assets:
Cash and cash equivalents	$1,907	$3,176
Accounts receivable (net of allowance for doubtful accounts of $867 and $1,029 in 2003 and 2002, respectively)	11,871	11,498
Short term note receivable and accrued interest from a related party	273	268
Prepaid expenses and other current assets	1,764	1,285

Total current assets	15,815	16,227
Equipment:
Telecommunications equipment	21,968	21,684
Software	5,772	5,510
Office equipment	10,218	10,024
Less: accumulated depreciation	(15,043)	(13,773)

Total equipment – net	22,915	23,445
Other assets:
Goodwill	18,264	18,264
Other intangible assets (net of accumulated amortization of $672 and $527 in 2003 and 2002, respectively)	893	1,104
Investments	100	100
Other long term assets	316	320

Total assets	$58,303	$59,460

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$7,275	$7,448
Accrued liabilities	4,276	3,849
Deferred revenue – current	1,680	1,728
Current debt due to a related party	500	—
Current portion of debt	5,071	5,019
Capital lease obligations due in one year	1,255	1,243
Income taxes payable	369	560

Total current liabilities	20,426	19,847
Long-term debt	4,525	4,676
Long-term debt due to related party	4,019	4,019
Capital lease obligations due after one year	1,029	1,358
Deferred revenue – long term	1,234	1,643
Deferred income taxes	400	378
Convertible, redeemable preferred stock, 500 shares authorized, Issued, and outstanding, net of discount	1,880	2,698
Shareholders’ equity:
Common stock, no par value; 25,000,000 shares authorized 10,132,660 and 8,972,623 shares issued and outstanding in 2003 and 2002, respectively	39,600	38,370
Treasury stock, at cost	(241)	(236)
Accumulated deficit	(13,499)	(12,453)
Accumulated other comprehensive loss	(1,070)	(840)

Total shareholders’ equity	24,790	24,841

Total liabilities and shareholder’s equity	$58,303	$59,460

See accompanying notes to consolidated financial statements.

ACT Teleconferencing, Inc.
Consolidated Statements of Operations
(Unaudited)

	For the three months ended March 31,

In thousands (000s) except for per share amounts	2003	2002

Net revenues	$14,908	12,770
Cost of services	9,857	8,345

Gross profit	5,051	4,425
Selling, general and administration expense	5,527	5,500

Operating loss	(476)	(1,075)
Interest expense, net	311	344

Loss before income taxes	(787)	(1,419)
Provision for income taxes	31	122

Net loss	(818)	(1,541)
Preferred stock dividends	228	—

Net loss available to common shareholders	$(1,046)	$(1,541)

Weighted average number of shares outstanding - basic	9,479,998	8,978,257

Weighted average number of shares outstanding - diluted	9,479,998	8,978,257

Loss per share
Basic and diluted	$(0.11)	$(0.17)

See accompanying notes to consolidated financial statements.

ACT Teleconferencing, Inc.
Consolidated Statements of Shareholders’ Equity
(Unaudited)

In Thousands (000s) – except for share data	Common Stock		Accumulated Deficit	Accumulated other comprehensive income (loss)	Treasury stock	Total

	Shares	Amount

Balance at January 1, 2003	8,972,623	$38,370	$(12,453)	$(840)	$(236)	$24,841
Issue of shares in redemption payment of preferred stock	861,504	831				831
Shares purchased by employees	15,427	17				17
Purchase of treasury stock	(5,500)				(5)	(5)
Value of stock issued to employees and directors as compensation	288,606	382				382
Preferred dividend and accretion to redemption value of convertible, redeemable, preferred stock			(228)			(228)
Comprehensive loss
Net loss			(818)			(818)
Other comprehensive loss, net of tax Foreign currency translation				(230)		(230)

Total comprehensive loss						(1,048)

Balance at March 31, 2003	10,132,660	$39,600	$(13,499)	$(1,070)	$(241)	$24,790

See accompanying notes to consolidated financial statements.

ACT Teleconferencing, Inc.
Consolidated Statements of Cash Flow
(Unaudited)

	For the three months ended March 31

In thousands (000s)	2003	2002

Operating activities
Net (loss)	$(818)	$(1,541)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation	1,270	1,093
Amortization of other intangibles	93	76
Amortization of debt costs	50	45
Deferred income taxes	23	41
Shares issued to employees and directors for compensation	382	—

Cash flow before changes in operating assets and liabilities:	1,000	(286)
Changes in operating assets and liabilities, net of effects of business combinations:
Accounts receivable	(349)	(726)
Prepaid expenses and other assets	(517)	(318)
Accounts payable	(205)	110
Deferred Revenue	(457)
Accrued liabilities	408	1,309
Income taxes payable	(183)	(223)

Net cash used for operating activities	(303)	(134)
Investing activities
Equipment purchases	(569)	(463)
Cash paid for acquisitions, net of cash acquired	—	(499)

Net cash used for investing activities	(569)	(962)
Financing activities
Net proceeds from the issuance of debt	824	18
Repayments of debt and capital leases	(767)	(1,246)
Net proceeds from the issuance of common stock	17	126
Cash paid for the purchase of treasury stock	(5)	—
Payment of preferred stock dividends and principal	(168)	—

Net cash used for financing activities	(99)	(1,102)
Effect of exchange rate changes on cash	(298)	(203)

Net (decrease) in cash and cash equivalents	(1,269)	(2,401)
Cash and cash equivalents beginning of period	3,176	5,127

Cash and cash equivalents end of period	$1,907	$2,726

Supplemental Information:
Cash Paid for
Interest	287
Income Taxes	222

See accompanying notes to consolidated financial statements.

ACT Teleconferencing, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Note 1-Basis of Presentation and Significant Accounting Policies

          The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information.  They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included.  Operating results for the three-month periods ending March 31, 2003, are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.  For further information, refer to the financial statements and footnotes included in our annual report on Form 10-K for the year ended December 31, 2002, and its amendments and subsequent filings.

          The consolidated financial statements include the accounts of ACT Teleconferencing, Inc., and its wholly-owned domestic and worldwide subsidiaries.  Significant intercompany accounts and transactions have been eliminated.

Business

          ACT Teleconferencing, Inc. is a full-service provider of audio, video, data and web-based teleconferencing services to businesses and organizations in North America, Europe, and Asia Pacific.  The Company’s conferencing services enable its clients to cost-effectively conduct remote meetings by linking participants in geographically dispersed locations.  The Company is present in ten countries, with sales and service delivery centers in nine countries and a sales office and European regional headquarters in Belgium.  ACT Teleconferencing Inc.’s primary focus is to provide high value-added conferencing services to organizations such as professional service firms, investment banks, high tech companies, law firms, investor relations firms, and other domestic and multinational companies.  The Company also provides outsourced or managed services to major telecommunication companies.

ACT Teleconferencing, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Note 1-Basis of Presentation and Significant Accounting Policies (continued)

Goodwill

Goodwill represents the excess of purchase price over tangible and other intangible assets acquired less liabilities assumed arising from business combinations. As per Statement of Financial Accounting Standards (“SFAS”) No. 142, titled “Goodwill and Other Intangible Assets” (“SFAS 142”), issued in June 2001, the Company has not amortized goodwill acquired in business combinations after June 30, 2001. In addition, as required by SFAS 142, the Company ceased amortizing all goodwill effective January 1, 2002. The Company completed the goodwill impairment test as required by SFAS 142 in 2002.  This resulted in a goodwill write-down of $ 2.0 million in the fourth quarter of 2002.

With the exception of the goodwill impairment charge noted above, no other charges were taken against goodwill from January 1, 2002 through March 31, 2003.

Foreign Currency Conversion

          The financial statements of the Company’s foreign subsidiaries have been translated into United States dollars at the weighted average exchange rate during the quarter for the statements of operations and quarter-end rate for the balance sheets.

Internal Use Software

          The Company capitalizes costs of materials, consultants, and payroll and payroll-related costs which are incurred in developing internal-use computer software, beginning once the application development stage is attained and continuing until the post-implementation/operation stage is achieved.  Costs incurred prior to and after the establishment of the application development stage are charged to general and administrative expenses.  The Company capitalized internal use software costs of $240,000 and $175,000 for the three months ended March 31, 2003 and 2002, respectively.

Reclassifications

          Certain reclassifications have been made to the 2002 financial statements presentation in order to conform to the 2003 presentation.  These reclassifications had no effect on net income or retained earnings as previously stated.

ACT Teleconferencing, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Stock Option Plan

The Company’s various Stock Option Plans, as approved and amended by shareholders, authorizes the grant of options to officers, key employees, and consultants for up to 1,600,000 shares of the Company’s common stock. Options granted under all plans generally have 10-year terms and vest 25% each year following the date of grant.

The Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of the Company’s employee stock options is generally equal to the market price of the underlying stock on the date of grant, no compensation expense is recognized. SFAS Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) establishes an alternative method of expense recognition for stock-based compensation awards to employees based on fair values. The Company elected not to adopt SFAS 123 for expense recognition purposes.

Pro forma information regarding net income and earnings per share is required by SFAS 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model. The following are weighted-average assumptions for first quarter 2003 and 2002 respectively: risk-free interest rate of 2.5% in 2003, and 3.0% in 2002; a dividend yield of 0%; volatility factors of the expected market price of the Company’s common stock of 0.76; and a weighted-average expected life of the option of 5.0 years in 2003, and 5.2 years in 2002.

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

ACT Teleconferencing, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Stock-Based Compensation

SFAS No. 148, “Accounting for Stock-Based Compensation—Transition Disclosure” (“SFAS 148”), amends SFAS No. 123, to provide alternative methods of transition to the SFAS 123 fair value method of accounting for stock-based compensation. SFAS 148 also amends the disclosure provisions of SFAS 123 and APB Opinion No. 28, “Interim Financial Reporting,” to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements.

For purposes of pro forma disclosures, the estimated fair value of the options is determined using the Black-Scholes option valuation model and is amortized to expense over the options’ vesting period.

The Company’s pro forma information is as follows:

	March 31

In thousands (000s) except for per share amounts	2003	2002

Net loss available to common shareholders	$(1,046)	$(1,541)
Basic and diluted earnings per share	$(0.11)	$(0.17)
Stock based compensation as reported	$—	$—
Stock based compensation if fair value method is applied to all awards issued	$236	$129
Pro forma net loss available to common shareholders using fair value method	$(1,282)	$(1,670)
Pro forma basic and diluted earnings per share	$(0.14)	$(0.19)

ACT Teleconferencing, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

2. Related Party Transaction

On January 6, 2003, the company entered into a loan agreement for $500,000 provided by  one of its directors. The purpose of this loan is to provide bridge financing through a period of growth while the Company arranges subordinated debt financing. The loan bears interest at 12% and matures on May 6, 2003.

3. Litigation

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

4. Preferred Stock

On May 17, 2002, the Company issued 500 shares of 6.5% Series C Convertible Preferred Stock for $4,600,000, net of $400,000 of financing and legal fees. The Company also issued warrants to the investors to purchase 279,885 shares of common stock at $5.00 per share.  229,885 of the warrants are callable, by the Company, and; these warrants expire May 17, 2007. The warrants were valued at $689,000 using the Black Scholes model and, along with the financing and legal fees of $400,000, will be amortized as non-cash preferred dividends over the 18 month term of the agreement. The preferred stockholders may, at their election, convert their shares of outstanding preferred stock into shares of the Company’s common stock at a fixed price of $5.00 per share. If this conversion occurs with respect to all outstanding preferred shares prior to any remaining liquidating redemptions by the Company, it would result in 466,667 shares of common stock being issued.

Total redeemable face value as of March 31, 2003 is $2,333,333.

ACT Teleconferencing, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

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

During the first quarter of 2003, the company made $168,441 of liquidating redemption payments in cash and $831,557 of non-cash liquidating redemption payments in stock.

5. Earnings Per Share

          The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2003 and 2002.  The conversion of outstanding options and warrants has no impact on this calculation because they are antidilutive.

	Three months ended March 31

	2003	2002

Basic shares	9,479,998	8,978,257
Effect of dilutive securities	—	—

Diluted shares outstanding	9,479,998	8,978,257

6. Business Segment Analysis

          The Company’s decisions on resource allocation and performance assessment are primarily based on the market potential of each regional operating location.  Each of the locations offers the same products and services, has similar customers and equipment, and is managed directly by the Company’s executives, allowing all locations to be aggregated under the guidelines of SFAS Statement No. 131 resulting in one reportable line of business to the extent that services are separately identifiable.

          The following summary provides financial data for the Company’s operating segments for the three months ended March 31, 2003 and March 31, 2002.

ACT Teleconferencing, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

6. Business Segment Analysis (continued)

For the three months ended March 31, 2003:

Product Segment	Audio	Video	Subtotal	Corporate	Total

(in thousands 000s)
Net Revenues	$9,765	$5,143	$14,908	$—	$14,908
Income (loss) before tax	(10)	(7)	(17)	(770)	(787)
Depreciation and amortization	831	312	1,143	220	1,363
Total assets	39,521	15,586	55,107	3,196	58,303

For the three months ended March 31, 2002:

Product Segment	Audio	Video	Subtotal	Corporate	Total

(in thousands 000s)
Net Revenues	$8,769	$4,001	$12,770	$—	$12,770
Loss before tax	(28)	(511)	(539)	(880)	(1,419)
Depreciation and amortization	816	243	1,059	110	1,169
Total assets	32,227	19,763	51,990	4,105	56,095

The following summary provides financial data for significant geographic markets in which the Company operates.

For the three months ended March 31, 2003:

Geographic area	North America	Europe	Asia Pacific	Total

(in thousands 000s)
Net Revenues	$8,736	$5,065	$1,107	$14,908
Long-Lived Assets	21,460	15,801	4,811	42,072

For the three months ended March 31, 2002:

Geographic area	North America	Europe	Asia Pacific	Total

(in thousands 000s)
Net Revenues	$7,754	$4,039	$977	$12,770
Long-Lived Assets	24,287	12,331	2,966	39,584

ACT Teleconferencing, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

For the three months ended March 31, 2003, the United States comprises approximately 87% of the North American total revenue, the United Kingdom comprises approximately 87% of the European total revenue, and Australia comprises approximately 83% of the Asia Pacific total revenue.

          The Company’s largest customer accounted for 8% and 10% of consolidated revenues and the Company’s second largest customer accounted for 8% and 9% of consolidated revenues for the three months ended March 31, 2003 and 2002, respectively.  The company’s largest customer for the first quarter of 2002 was not in business during 2003.

7. Subsequent Events

          On May 12, 2003, the Company received a commitment of subordinated debt financing of $7.3 million aggregate principal at a rate of 12% per annum with interest payments commencing in June, 2003. The terms of the agreement provide the lenders with warrants to purchase common stock at $2.50 a share. The financing is expected to be completed on or prior to May 22, 2003.

          Proceeds will be used for United States based growth initiatives, and; the company will use operating cash flows to pay down current debt. Additional details of the financing will be published upon completion of funding.

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

Business Operations

          For the three months ended March 31, 2003, our revenue was $14.9 million, an increase of $2.1 million or 17 percent over the same period in the prior year.  The increase came in both the audio and video conferencing areas which grew $1.0 million and $ 1.1 million respectively.  In the audio conferencing area, of particular significance was the company’s ability to replace $1.1 million in lost revenue from a major customer,  Concert.  Concert was the Company’s largest customer during the first quarter of 2002, and that business was lost with the dissolution of Concert.  This business, has been replaced with significant new outsource contracts on the Company’s global services platform as well as other new customers.

          Cost of services increased to $9.9 million, up 18 percent from $8.3 million in the same period last year.  The recognition of approximately $500,000 of additional expenses for variable telephony costs led to a reduction in gross profit percentage from 35 percent for the three months ended March 31, 2002 to 34 percent of revenues for the three months ended March 31, 2003.  The additional telephony costs arose from higher carrier costs principally in Europe.  The Company is in the process of migrating to lower cost telecommunication suppliers in Europe.

          Selling, general and administrative expenses increased  $27,000 during the three months ended March 31, 2003.  This represents a decline to 37% of revenue from 43% of revenue for the same period last year.  This reflects the company’s emphasis to control overhead costs while increasing  revenue.  Cost controls include a reduction in management overhead, voluntary salary reductions, restrictions on capital expenditures, flat or reduced overhead budgets for 2003, and management scrutiny of  monthly overhead expenditures.

          We are presently achieving an annualized revenue run rate of approximately $60 million.  Continued growth is expected throughout 2003.

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

          Cost of Services.  Cost of sales consists of long distance telephony costs, depreciation on our teleconferencing bridges and equipment, equipment product costs, operator and operations management salaries and office expenses for operations staff.

          Selling, General, and Administration Expense.  Selling, general, and administration expense consist of salaries, benefits, professional fees, and office expenses of our selling and administrative organizations.

Cost as a percentage of sales

          The following table outlines certain items in our income statement as a percentage of sales:

	Three months ended March 31,

	2003	2002

Net revenues	100%	100%
Cost of services	66	65

Gross profit	34	35
Selling, general and administrative expense	37	43

Operating loss	(3)	(8)
Interest expense	2	3

Loss before taxes	(5)	(11)
Income taxes	—	1

Net loss	(5)	(12)

Revenue Trends

          The following table shows quarterly revenue trends by major product segment:

($ in thousands)	Q1 2003	Q4 2002	Q3 2002	Q2 2002	Q1 2002

Audio conferencing & Other	9,765	9,308	9,027	8,510	8,769
Videoconferencing	5,143	5,389	4,418	4,450	4,001

Total	14,908	14,697	$13,445	$12,960	$12,770

Significant Accounting Policies

          Our critical accounting policies have not changed from those reported in Management’s Discussion and Analysis of Financial Condition and Significant Accounting Policies in the Company’s 2003 Annual Report on Form 10-K.

Significant Business Activities

          Automated Conferencing – The trend toward increased use of conferencing has been accompanied by continued demand for lower-priced, lower-cost automated conferencing services.  Accordingly, as demand for teleconferencing continues to increase, we expect part of our revenue growth to be generated through increased volumes of automated services, albeit at a reduced average selling price.  We are also seeing a shift within automated conferencing from a reserved automated service to a reservation-less automated service, at a lower average revenue per minute.

          Significant Customers – For the three months ended March 31, 2003, our three largest customers accounted for 8 percent, 8 percent, and 2 percent of our revenues, respectively.

          International Operations - International net revenue comprised 49 percent and 46 percent of our first quarter revenues in 2003 and 2002, respectively, and we anticipate that international sales will continue to account for a significant portion of our consolidated revenue.  International conferences that are initiated outside the United States are denominated in local currency; similarly, operating costs for such conferences are incurred in local currencies.  Our three largest international locations, based on total revenue, are the United Kingdom, Canada and Australia, comprising 31 percent, 8 percent and 6 percent of our total revenue, respectively.  Our international locations operate under local laws and regulations, and to our knowledge are in compliance with all these laws and regulations.

Results of Operations

Three Months Ended March 31, 2003 compared to Three Months Ended March 31, 2002

          Net Revenues.  Net revenues increased 17 percent to $14.9 million for the three months ended March 31, 2003, compared to $12.7 million for the three months ended March 31, 2002.

          Audio conferencing revenues were $9.8 million for the three months ended March 31, 2003 compared to $8.8 million for the three months ended March 31, 2002.  This increase is due to our ability to more than offset the loss of Concert revenue (the company’s largest client first quarter 2002) with new business from our global services platform.  Audio conferencing accounted for 66 percent and 69 percent of our revenues in 2003 and 2002, respectively.

          Videoconferencing revenue increased 29 percent from $4.0 million to $5.1 million and comprised 34 percent and 31 percent of total revenues for the three months ended March 31, 2003 and 2002, respectively.   This increase was mainly the result of the successful integration of two recent acquisitions into our business.  These two acquisitions were  PictureTel Corporations’ 1414c worldwide videoconferencing service delivery business (acquired late 2001) and Proximity, Inc. (acquired January 2, 2002).  Benefits are being achieved from the expanded video product offering made possible by the acquisitions, from integrating the video and audio sales forces, and expanding sales coverage.

          For the three months ended March 31, 2003, North America, Europe and Asia Pacific, our three primary geographic markets, generated 59 percent, 34 percent and 7 percent, of  total revenue, respectively.

          Cost of Services.  Cost of services consists of long distance telephony costs, depreciation on our teleconferencing bridges and equipment, equipment product costs, operator and operations management salaries and office expenses for operations staff.

          Cost of services increased from 65% of revenue ($8.3 million) to 66% of revenue ($9.9 million).  The increased rate is the result of higher telecom expenses relating to the installation and growth of our global services program in Europe.  To counteract this, we are in the process of moving to lower cost alternative vendors.

          Gross Profit.  Gross profit increased 14 percent to $5.1 million for the three months ended March 31, 2003, compared to $4.4 million for the prior year.  Gross profit percentage declined by 1 percent to 34 percent of net revenues for the three months ended March 31, 2002, compared to 35 percent of net revenues for the three months ended March 31, 2002.  We expect our gross profit percentage to recover as ongoing internal cost reduction programs take effect and revenue continues to grow.

          Selling, General and Administrative Expense.  Selling, general and administrative expense for the three months ended March 31, 2003 was $5.5 million, or 37 percent of revenue, compared to $5.5 million or 43 percent of revenue for the three months ended March 31, 2002.  This decrease is due to our focus on maintaining overhead costs at a stable level while increasing revenues.

          Interest Expense.  Net interest expense decreased by 10 percent from $344,000 for the three months ended March 31, 2002 to $311,000 for the three months ended March 31, 2003 mainly as a result of the repayment of existing debt.  We primarily financed the repayment of debt with the proceeds of the $5.0 million convertible preferred stock financing completed in May, 2002.

Provision for Income Taxes.  Income taxes decreased 75 percent to $31,000 for the three months ended March 31, 2003, compared to $122,000 for the three months ended March 31, 2002.  This is due primarily to decreases in the taxable income of our United Kingdom and Canada affiliates.  Income tax payments in other countries are expected to be insignificant due to domestic and international tax loss carry-forwards of approximately $5.8 million.

          Net  Loss.  Net loss decreased by $495,000 from a net loss of $1,541,000 for the three months ended March 31, 2002 to a net loss of $1,046,000 for the three months ended March 31, 2003 due to all the factors described above, the most important of which was the increased sales volume resulting from new business and the control and reduction of fixed overhead costs.

Liquidity and capital resources

          During the three months ending March 31, 2003, we received and used cash proceeds on the following:

•	We used $303,000 on operating activities.
•	We purchased $569,000 of equipment.
•	We also issued $824,000 in debt to fund working capital needs.
•	We paid down debt of $767,000.
•	We paid $168,000 of preferred stock dividends and principal.

          As of March 31, 2003, we have approximately $1.9 million in cash and cash equivalents.  We estimate that the following obligations will be required to be paid, rescheduled, or renegotiated over the next twelve months:  $6.8 million in debt and capital lease payments and $2.3 million in preferred stock payments.  The preferred stock payments can be made in cash or by delivering shares of our common stock based on a 10% discount of the five day volume weighted average market price of our common stock at that time.

          Capital expenditures will depend on results from operations.  We believe we currently have enough capacity to handle our volume requirements, and capital expenditures are mainly used for enhancements or upgrades of existing capacity.  There are currently no material commitments contractually obligating us to make capital expenditures.

          The facilities-based teleconferencing service business is a capital intensive business.  Our operations have required and may continue to require capital investment for: (i) the purchase and installation of conferencing bridges and other equipment in existing bridging networks and additional bridging networks to be constructed in new service areas; (ii) the acquisition and expansion of conferencing platforms currently owned and operated by other companies; and (iii) the evolution of the platform to support new products, services and technologies. Our expected capital expenditures include: (i) expenditures with respect to our management information system and corporate service support infrastructure and (ii) operating and administrative expenses with respect to new bridging platforms, and networks. We plan to make capital investments in connection with plans to construct and develop new bridging networks, as well as for technology upgrades. Expansion of our bridging networks may include the geographic expansion of our existing operations, and we will consider the development of new markets. In addition, we may acquire existing conferencing companies and their bridging platforms and networks in the future.

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

          We expect that our current cash on hand, cash that we generate from operations, and  the new financing currently committed (see Subsequent Events footnote to financial statements) will be sufficient to meet our operating needs and the obligations described above.

Item 3.          Quantitative and Qualitative Disclosures About Market Risk

          There have been no material changes from the 2002 Annual Report on Form 10-K related to the Company’s exposure to market risk from interest rates.

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

PART II – Other Information

Item 6(a).          Exhibits:

          The Exhibit index on page 26 of this form 10-Q report lists the exhibits that are hereby filed.

Item 6(b).          Reports on Form 8-K:

          On January 28, 2003, we filed a form 8-K regarding the press release related to fourth quarter 2002 and first quarter 2003 revenue information.

SIGNATURE

          In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACT TELECONFERENCING, INC.

DATE: May 15, 2003	By:	/s/ GAVIN J. THOMSON

Gavin J. Thomson, Chief Financial Officer (Duly authorized officer and Principal Financial Officer)

CERTIFICATIONS

I, Gerald D. VanEeckhout, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Act Teleconferencing, Inc.;

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

	b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

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

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:   May 15, 2003

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

	b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

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

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:   May 15, 2003

By:	/s/ GAVIN J. THOMSON

Gavin J. Thomson Chief Financial Officer

Index to Exhibits

All exhibits are filed electronically.

Number	Description

99.1	Certification of CEO and CFO under section 906 of the Sarbanes-Oxley Act of 2002