Form 10-Q
period 2003-06-30
ACT TELECONFERENCING INC
filed 2003-08-14
CIK 918709

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 14, 2003, 10,298,973 shares of the issuer’s common stock were outstanding.

ACT TELECONFERENCING, INC.

FORM 10-Q

PART I—Financial Information

ACT Teleconferencing, Inc.

Consolidated Balance Sheets

In Thousands (000s)—except for share data	June 30 2003	December 31 2002
Assets
Current assets:
Cash and cash equivalents	$4,168	$3,176
Accounts receivable (net of allowance for doubtful accounts of $820 and $1,029 in 2003 and 2002, respectively)	11,605	11,498
Short term note receivable and accrued interest from a related party	0	268
Prepaid expenses and other current assets	1,958	1,285

Total current assets	17,731	16,227
Equipment:
Telecommunications equipment	22,135	21,684
Software	6,106	5,510
Office equipment	10,839	10,024
Less: accumulated depreciation	(16,671)	(13,773)

Total equipment—net	22,409	23,445
Other assets:
Goodwill	18,264	18,264
Other intangible assets (net of accumulated amortization of $793 and $527 in 2003 and 2002, respectively)	773	1,104
Investments	100	100
Other long term assets	1,123	320

Total assets	$60,400	$59,460

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$6,718	$7,448
Accrued liabilities	3,946	3,849
Deferred revenue—current	1,699	1,728
Current portion of debt	4,142	5,019
Capital lease obligations due in one year	1,153	1,243
Income taxes payable	392	560

Total current liabilities	18,050	19,847
Long-term debt	5,385	4,676
Long-term debt due to related party	7,764	4,019
Capital lease obligations due after one year	826	1,358
Deferred revenue—long term	823	1,643
Deferred income taxes	399	378
Convertible, redeemable preferred stock, 500 shares authorized, issued, and 133 shares outstanding, net of discount	1,061	2,698
Shareholders’ equity:
Common stock, no par value; 25,000,000 shares authorized 10,261,995 and 8,972,623 shares issued and outstanding in 2003 and 2002, respectively	41,144	38,370
Treasury stock, at cost	(241)	(236)
Accumulated deficit	(14,270)	(12,453)
Accumulated other comprehensive loss	(541)	(840)

Total shareholders’ equity	26,092	24,841

Total liabilities and shareholder’s equity	$60,400	$59,460

See accompanying notes to consolidated financial statements.

ACT Teleconferencing, Inc.

Consolidated Statements of Operations

(Unaudited)

In Thousands (000s)—except for share data	For the three months ended June 30,		For the six months ended June 30,
	2003	2002	2003	2002
Net revenues	$15,226	$12,959	$30,134	$25,730
Cost of services	8,909	8,476	18,766	16,822

Gross profit	6,317	4,483	11,368	8,908
Selling, general and administration expense	6,224	5,758	11,750	11,258

Operating income (loss)	93	(1,275)	(382)	(2,350)
Interest expense, net	475	336	786	680

Loss before income taxes	(382)	(1,611)	(1,168)	(3,030)
Provision for income taxes	176	120	209	243

Net Loss	(558)	(1,731)	(1,377)	(3,273)
Preferred stock dividends	212	131	440	131

Net loss allocable to common shareholders	$(770)	$(1,862)	$(1,817)	$(3,404)

Weighted average number of shares outstanding—basic and diluted	10,202,380	8,931,543	9,843,184	8,971,696

Loss per share

Basic and diluted	$(0.08)	$(0.21)	$(0.18)	$(0.38)

See accompanying notes to consolidated financial statements.

ACT Teleconferencing, Inc.

Consolidated Statements of Shareholders’ Equity

(Unaudited)

In Thousands (000s)—except for share data	Common Stock		Accumulated Deficit	Accumulated other comprehensive income (loss)	Treasury stock	Total
	Shares	Amount
Balance at January 1, 2003	8,972,623	$38,370	$(12,453)	$(840)	$(236)	$24,841
Issue of shares in redemption payment of preferred stock	970,736	998				998
Issuance of warrants in association with debt		1,284				1,284
Shares purchased by employees	15,427	17				17
Purchase of treasury stock	(5,500)				(5)	(5)
Value of stock issued to employees and directors as compensation	298,445	461				461
Exercise of options	10,264	14				14
Preferred dividend and accretion to redemption value of convertible, redeemable, preferred stock			(440)			(440
Comprehensive loss
Net loss			(1,377)			(1,377)
Other comprehensive loss, net of tax
Foreign currency translation				299		299

Total comprehensive loss						(1,030)

Balance at June 30, 2003	10,261,995	$41,144	$(14,270)	$(541)	$(241)	$26,092

See accompanying notes to consolidated financial statements.

ACT Teleconferencing, Inc.

Consolidated Statements of Cash Flow

(Unaudited)

	For the six months ended June 30
In thousands (000s)	2003	2002
Operating activities
Net (loss)	$(1,377)	$(3,273)
Adjustments to reconcile net (loss) to net cash (used in) provided by operating activities:
Depreciation	2,441	2,213
Amortization of other intangibles	182	156
Amortization of debt costs	83	98
Deferred income taxes	21	60
Shares issued to employees and directors for compensation	461	128

Cash flow before changes in operating assets and liabilities:	1,811	(618)
Changes in operating assets and liabilities, net of effects of business combinations:
Accounts receivable	258	(685)
Prepaid expenses and other assets	(1,193)	(613)
Accounts payable	(905)	1053
Deferred Revenue	(849)	0
Accrued liabilities	(25)	490
Income taxes payable	(176)	(514)

Net cash used for operating activities	(1,079)	(887)
Investing activities
Equipment purchases	(737)	(1047)
Cash paid for acquisitions, net of cash acquired	—	(487)

Net cash used for investing activities	(737)	(1,534)
Financing activities
Net proceeds from the issuance of debt	6,942	478
Net proceeds from the issuance of warrants	1,284	—
Repayments of debt and capital leases	(3,987)	(4,106)
Net proceeds from the issuance of common stock	31	(18)
Cash paid for the purchase of treasury stock	(5)	—
Payment of preferred stock dividends and principal	(1,002)	—
Net proceeds from issuance of preferred stock	—	4,077

Net cash provided by financing activities	3,263	431
Effect of exchange rate changes on cash	(455)	219

Net increase (decrease) in cash and cash equivalents	992	(1,771)
Cash and cash equivalents beginning of period	3,176	5,127

Cash and cash equivalents end of period	$4,168	$3,356

Supplemental Information:
Cash Paid for
Interest	$683	$720
Income Taxes	$377	$720

See accompanying notes to consolidated financial statements.

ACT Teleconferencing, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Note 1—Basis of Presentation and Significant Accounting Policies

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ending June 30, 2003, are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. For further information, refer to the financial statements and footnotes included in our annual report on Form 10-K for the year ended December 31, 2002, and its amendments and subsequent filings.

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

With the exception of the goodwill impairment charge noted above, no other charges were taken against goodwill from January 1, 2002 through June 30, 2003.

Foreign Currency Conversion

The financial statements of the Company’s foreign subsidiaries have been translated into United States dollars at the weighted average exchange rate during the period for the statements of operations and the June 30 and December 31 rates for the respective balance sheets.

Internal Use Software

The Company capitalizes costs of materials, consultants, and payroll and payroll-related costs which are incurred in developing internal-use computer software, beginning once the application development stage is attained and continuing until the post-implementation/operation stage is achieved. Costs incurred prior to and after the establishment of the application development stage are charged to general and administrative expenses. The Company capitalized internal use software costs of $596,000 and $297,000 for the six months ended June 30, 2003 and 2002, respectively.

Reclassifications

Certain reclassifications have been made to the 2002 financial statement presentation in order to conform to the 2003 presentation. These reclassifications had no effect on net income or retained earnings as previously stated.

ACT Teleconferencing, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Stock Based Compensation Plan

The Company’s various Stock Option Plans, as amended and approved by shareholders, authorize the grant of options to officers, key employees, and consultants for up to 2,000,000 shares of the Company’s common stock. Options granted under all plans generally have 10-year terms and vest 25% each year following the date of grant.

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

Pro forma information regarding net income and earnings per share is required by SFAS 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model. The following are weighted-average assumptions for the six months ended June 30 2003 and 2002 respectively: risk-free interest rate of 2.5% in 2003, and 3.0% in 2002; a dividend yield of 0%; volatility factors of the expected market price of the Company’s common stock of 0.76; and a weighted-average expected life of the option of 5.0 years in 2003, and 6.7 years in 2002.

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

For purposes of pro forma disclosures the estimated fair value of the options determined, using the Black-Scholes option valuation model, is amortized to expense over the options’ vesting period.

The Company’s pro forma information is as follows:

	For the three months Ended June 30		For the six months ended June 30
In thousands (000s) except for per share amounts	2003	2002	2003	2002
Net loss allocable to common shareholders	$(770)	$(1,862)	$(1,817)	$(3,404)
Basic and diluted loss per share	$(0.08)	$(0.21)	$(0.18)	$(0.38)
Stock based compensation as reported	$—	$—	$—	—
Stock based compensation if fair value method is applied to all awards issued	$233	$129	$469	$258
Pro forma net loss allocable to common shareholders using fair value method	$(1,003)	$(1,991)	$(2,286)	$(3,662)
Pro forma basic and diluted loss per share	$(0.10)	$(0.22)	$(0.23)	$(0.41)

2. Related Party Transactions

On January 6, 2003, the Company entered into a 120 day promissory note agreement for $500,000 at 12% financed by one of its directors – James Seifert. This note was repaid with the proceeds from a $7.3 million subordinated debt financing of which $1.0 million was provided by a trust managed for the beneficiaries of Mr. Seifert. (See footnote 4.)

In connection with this same subordinated debt financing, two representatives from the subordinated debt lending syndicate were appointed to the ACT Board of Directors

In May 2003, the Company cancelled a note due from the Chief Operating Officer in consideration of the officer’s entering into a new employment and noncompete agreement. The cost of this agreement, $275,000 is being recognized over the period of May 15 to December 31, 2003.

ACT Teleconferencing, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

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

4. Notes Payable

The Company completed a $7.3 million subordinated debt financing in early June, 2003. This loan bears an interest rate of 12% payable monthly. Periodic principal payments are allowed but not required. The note is due in full on April 30, 2006. As part of the agreement, the Company issued warrants to the investors to purchase 2,333,334 shares of common stock at $2.50 a share. These warrants are unregistered but carry demand registration rights and expire on May 12, 2008. The warrants were valued at $1.3 million using the Black Scholes valuation model, and along with legal and financing fees of $.8 million will be amortized over the 36 month life of the loan.

The note also carries a $1.3 million performance provision that is expected to be met and paid on April 30, 2006. This anticipated cost is being recognized over the life of the loan.

In connection with three notes outstanding, the Company was out of compliance with the debt covenants. Waivers have been received from the lenders.

5. Preferred Stock

On May 17, 2002, the Company issued 500 shares of 6.5% Series C Convertible Preferred Stock for $4,600,000 net of $400,000 of financing and legal fees. The Company also issued warrants to the investors to purchase 279,885 shares of common stock at $5.00 per share. 229,885 of the warrants are callable by the Company and all of the warrants expire May 17, 2007. The warrants were valued at $689,000 using the Black Scholes model and, along with the financing and legal fees of $400,000, will be amortized as non-cash preferred dividends over the 18 month term of the agreement. The preferred stockholders may, at their election, convert their shares of outstanding preferred stock into shares of the Company’s common stock at a fixed price of $5.00 per share. If this conversion occurs with respect to all outstanding preferred shares prior to any remaining liquidating redemptions by the Company, it would result in 266,667 shares of common stock being issued.

Total redemption value as of June 30, 2003 is $1,333,334.

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

During the six months ended June 30, 2003, , the Company made $1,002,000 of liquidating redemption payments in cash and $998,000 of non-cash liquidating redemption payments in stock.

ACT Teleconferencing, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

6. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the three and six month periods ended June 30, 2003 and 2002. The conversion of outstanding options and warrants has no impact on this calculation because they are antidilutive.

	Three months ended June 30		Six months ended June 30
	2003	2002	2003	2002
Basic shares	10,202,380	8,931,534	9,843,184	8,971,696
Effect of dilutive securities	—	—	—	—

Diluted shares outstanding	10,202,380	8,931,534	9,843,184	8,971,696

7. Business Segment Analysis

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

The following summary provides financial data for the Company’s operating segments for the six months ended June 30, 2003 and June 30, 2002.

For the six months ended June 30, 2003:

Product Segment

	For the three months ended June 30, 2003					For the six Months ended June 30, 2003
	Audio	Video	Subtotal	Corporate	Total	Audio	Video	Subtotal	Corporate	Total
(in thousands 000s)
Net Revenues	$10,422	$4,804	$15,226	$—	$15,226	$20,187	$9,947	$30,134	$—	$30,134
Income (loss) before tax	826	216	1,042	(1,423)	(381)	816	209	1,025	(2,193)	(1,168)
Depreciation and amortization	930	94	1,024	236	1,260	1,761	406	2,167	456	2,623
Total assets	39,329	15,184	54,513	5,887	60,400	39,329	15,184	54,513	5,887	60,400

	For the three months ended June 30, 2002					For the six Months ended June 30, 2002
	Audio	Video	Subtotal	Corporate	Total	Audio	Video	Subtotal	Corporate	Total
(in thousands 000s)
Net Revenues	$8,888	$4,072	$12,960	$—	$12,960	$17,278	$8,452	$25,730	$—	$25,730
Loss before tax	(571)	(141)	(712)	(899)	(1,611)	(599)	(652)	(1251)	(1,779)	(3,030)
Depreciation and amortization	823	271	1,094	108	1,202	1,639	514	2,153	216	2,369
Total assets	33,198	20,151	53,349	5,988	59,337	33,198	20,151	53,349	5,988	59,337

The following summary provides financial data for significant geographic markets in which the Company operates.

Geographic Area

	For the three months ended June 30, 2003				For the Six months Ended June 30, 2003
	North America	Europe	Asia Pacific	Total	North America	Europe	Asia Pacific	Total
(in thousands 000s)
Net Revenues	$9,156	$4,419	$1,651	$15,226	$17,892	$9,484	$2,758	$30,134
Long-Lived Assets	21,360	15,463	4,623	41,446	21,360	15,463	4,623	41,446

ACT Teleconferencing, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

	For the three months ended June 30, 2002				For the Six months Ended June 30, 2002
	North America	Europe	Asia Pacific	Total	North America	Europe	Asia Pacific	Total
(in thousands 000s)
Net Revenues	$7,960	$3,912	$1,088	$12,960	$15,714	$7,951	$2,065	$25,730
Long-Lived Assets	19,888	16,084	4,635	40,607	19,888	16,084	4,635	40,607

7. Business Segment Analysis (continued)

For the six months ended June 30, 2003, the United States comprises approximately 76% of the North American total revenue, the United Kingdom comprises approximately 85% of the European total revenue, and Australia comprises approximately 75% of the Asia Pacific total revenue.

The Company’s largest customer accounted for 8% and 8% of consolidated revenues and the Company’s second largest customer accounted for 6% and 7% of consolidated revenues for the six months ended June 30, 2003 and 2002, respectively. The company’s largest customer for the first six months of 2002 was not in business during 2003.

ACT Teleconferencing, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

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

Business Operations

For the six months ended June 30, 2003, our revenue was $30.1 million, an increase of $4.4 million or 17 percent over the same period in the prior year. The increase came in both the audio and video conferencing areas which grew $2.9 million and $ 1.5 million respectively. In the audio conferencing area, of particular significance was the Company’s ability to replace $1.7 million in lost revenue from a major customer, Concert. Concert was the Company’s largest customer during the first six months of 2002, and that business was lost with the dissolution of Concert. This business, has been replaced with significant new outsource contracts on the Company’s global services platform as well as other new customers.

Cost of services increased to $18.8 million, up 12 percent from $16.8 million in the same period last year. This is the result of a 17 percent increase in revenues and an increase in variable telephony rates. As a percent of sales, cost of services decreased. This led to a 3 percent increase in gross profit percentage from 35 percent for the six months ended June 30, 2002 to 38 percent of revenues for the six months ended June 30, 2003. The increase in variable telephony rates are due to higher carrier costs, principally in Europe. The Company is in the process of migrating to lower cost telecommunication suppliers in Europe.

Selling, general and administrative expenses increased $492 thousand during the six months ended June 30, 2003. This represents a decline to 39 percent of revenue from 44 percent of revenue for the same period last year. This reflects the Company’s emphasis on controlling overhead costs while increasing revenue. Cost controls include a reduction in management overhead, voluntary salary reductions, restrictions on capital expenditures, flat or reduced overhead budgets for 2003, and management scrutiny of monthly overhead expenditures.

For the three months ended June 30, 2003, our revenue was $15.2 million, an increase of $2.2 million or 17 percent over the same period in the prior year. The increase came in both the audio and video conferencing areas which grew $1.5 million and $.7 million respectively.

For the three months ended June 30, 2003, cost of services increased to $8.9 million, up 5 percent from $8.5 million for the same period last year. This is the result of a 17 percent increase in revenues and an increase in variable telephony rates. As a percent of sales, cost of services for the three month period ended June 30, decreased from 65 percent in 2002 to 59 percent in 2003.

Selling, general and administrative expenses increased $466 thousand during the three months ended June 30, 2003 when compared with the same period last year. This 8 percent increase is due to an increase in bonuses related to the increase in revenue as well as an increase in legal expenses.

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

ACT Teleconferencing, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Cost as a percentage of net revenues

The following table outlines certain items in our income statement as a percentage of net revenues:

	Three months ended June 30,		Six Months ended June 30,
	2003	2002	2003	2002
Net revenues	100%	100%	100%	100%
Cost of services	59	65	62	65

Gross profit	41	35	38	35
Selling, general and administrative expense	41	44	39	44

Operating income (loss)	0	(9)	(1)	(9)
Interest expense net	3	3	3	3

Loss before income taxes	(3)	(12)	(5)	(12)
Provision for income taxes	1	1	1	1

Net (loss)	(4)	(13)	(6)	(13)

Revenue Trends

The following table shows quarterly revenue trends by major product segment:

($ in thousands)	Q2 2003	Q1 2003	Q4 2002	Q3 2002	Q2 2002	Q1 2002
Audio conferencing & Other	10,422	9,765	9,308	9,027	8,509	8,769
Videoconferencing	4,804	5,143	5,389	4,418	4,450	4,001

Total	15,226	14,908	14,697	$13,445	$12,959	$12,770

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

Significant Customers—For the six months ended June 30, 2003, our three largest customers accounted for 8 percent, 6 percent, and 4 percent of our revenues, respectively.

International Operations—International net revenue comprised 49 percent and 46 percent of revenues for the six months ended June 30 2003 and 2002, respectively, and we anticipate that international sales will continue to account for a significant portion of our consolidated revenue. International conferences that are initiated outside the United States are denominated in local currency; similarly, operating costs for such conferences are incurred in local currencies. Our three largest international locations, based on net revenues for six months ending June 30, 2003 , are the United Kingdom, Canada and Australia, comprising 27 percent, 8 percent and 7 percent of our total revenue, respectively. Our international locations operate under local laws and regulations, and to our knowledge are in compliance with all these laws and regulations.

ACT Teleconferencing, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Results of Operations

Six Months Ended June 30, 2003 compared to Six Months Ended June 30, 2002

Net Revenues. Net revenues increased 17 percent to $30.1 million for the six months ended June 30, 2003, compared to $25.7 million for the six months ended June 30, 2002.

Audio conferencing revenues increased 17% to $20.2 million for the six months ended June 30, 2003 compared to $17.3 million for the six months ended June 30, 2002. This increase is due to our ability to more than offset the loss of Concert revenue (the company’s largest client first half 2002) with new business from our global services platform. Audio conferencing accounted for 67 percent of our revenues in both 2003 and 2002.

Videoconferencing revenue increased 18 percent from $8.5 million to $9.9 million and comprised 33 percent of total revenues for the six months ended June 30, 2003 and 2002, respectively. This increase was mainly the result of the successful integration of two recent acquisitions into our business. These two acquisitions were PictureTel Corporations’ 1414c worldwide videoconferencing service delivery business (acquired late 2001) and Proximity, Inc. (acquired January 2, 2002). Benefits are being achieved from the expanded video product offering made possible by the acquisitions, from integrating the video and audio sales forces, and expanding sales coverage.

For the six months ended June 30, 2003, North America, Europe and Asia Pacific, our three primary geographic markets, generated 59 percent, 32 percent and 9 percent, of total revenue, respectively.

Cost of Services. Cost of services consists of long distance telephony costs, depreciation on our teleconferencing bridges and equipment, equipment product costs, operator and operations management salaries and office expenses for operations staff.

Cost of services dereased from 65% of revenue ($16.8 million) to 62% of revenue ($18.8 million). The decreased rate is the result of more favorable telecom rates, cost cutting measures and efficiencies related to increased volumes.

Gross Profit. Gross profit increased 28 percent to $11.4 million for the six months ended June 30, 2003, compared to $8.9 million for the prior year. Gross profit percentage increased by 3 percent to 38 percent of net revenues for the six months ended June 30, 2003, compared to 35 percent of net revenues for the six months ended June 30, 2003.

Selling, General and Administrative Expense. Selling, general and administrative expense for the six months ended June 30, 2003 was $11.8 million, or 39 percent of revenue, compared to $11.3 million or 44 percent of revenue for the six months ended June 30, 2002. This decreased rate is due to our focus on maintaining overhead costs at a stable level while increasing revenues. The dollar increase is due primarily to an increase in employee stock compensation.

Interest Expense. Net interest expense increased by 16 percent from $680,000 for the six months ended June 30, 2002 to $786,000 for the six months ended June 30, 2003 mainly as the result of the new subordinated debt financing. (See Footnote 4.)

Provision for Income Taxes. Income taxes decreased 14 percent to $209,000 for the six months ended June 30, 2003, compared to $243,000 for the six months ended June 30, 2002. This is due primarily to decreases in the taxable income of our United Kingdom and Canada subsidiaries. Income tax payments in other countries are expected to be insignificant due to domestic and international tax loss carry-forwards of approximately $5.8 million.

Net Loss. Net loss decreased by $1,896,000 from a net loss of $3,273,000 for the six months ended June 30, 2002 to a net loss of $1,377,000 for the six months ended June 30, 2003 due to all the factors described above, the most important of which was the increased sales volume resulting from new business and the control and reduction of fixed overhead costs.

ACT Teleconferencing, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Three Months Ended June 30, 2003, compared to Three Months Ended June 30, 2002

Net Revenues. Net revenues increased 17 percent to $15.2 million for the three months ended June 30, 2003, compared to $13.0 million for 2002.

Audio conferencing revenues were $10.4 million for the three months ended June 30, 2003 compared to $8.9 million for the three months ended June 30, 2002. This is principally due to the growth in our global services platform business. Audio conferencing accounted for 68 percent and 69 percent of our revenues in 2003 and 2002, respectively.

Videoconferencing revenue increased 17 percent from $4.1 to $4.8 million and comprised 32 percent and 31 percent of total revenues for the three months ended June 30, 2003 and 2002, respectively. This increase was mainly the result of growth in our international video business.

Gross Profit. Gross profit increased 41 percent to $6.3 million for the three months ended June 30, 2003, compared to $4.5 million for the prior year. The gross profit percentage increased to 41 percent of net revenues for the three months ended June 30, 2003, compared to 35 percent of net revenues for 2002. This increase is due primarily to increased volumes and the fixed nature of a portion of the cost of services.

Selling, General and Administrative Expense. Selling, general and administrative expense for the three months ended June 30, 2003 was $6.2 million, or 41 percent of revenue, compared to $5.8 million or 44 percent of revenue for 2002. This dollar increase is due primarily to bonus expenses related to increased revenue and legal expenses.

Interest Expense. Net interest expense increased by 41 percent from $336,000 to $475,000 mainly as a result of additional debt financing.

Provision for Income Taxes. Income taxes increased 47 percent to $176,000 for the three months ended June 30, 2003, compared to $120,000 for 2002, due to increased taxable income earned by our Canadian and United Kingdom subsidiaries. We paid no other income taxes due to December 31, 2002 domestic and international tax loss carry-forwards of approximately $5.8 million.

Net(Loss). The net loss decreased by $1.2 million from a net loss of $1.7 million to $.5 million due to the factors described above, the most important of which was the increased audio revenue.

ACT Teleconferencing, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Liquidity and capital resources

During the six months ending June 30, 2003, we received and used cash proceeds on the following:

•	We used $1,079,000 on operating activities.

•	We purchased $737,000 of equipment.

•	We also issued $8,226,000 in debt and warrants to fund the payment of current debt and working capital needs.

•	We paid down debt of $3,987,000

•	We paid $1,002,000 of preferred stock redemption and dividends.

During the six months ending June 30, 2002, we received and used cash proceeds as follows:

•	We used $900,000 on operating activities.

•	We purchased $1.0 million of equipment.

•	We paid cash of $500,000, net of cash acquired of $300,000, in association with the acquired assets of Proximity, Inc. for $3.9 million. We also issued $750,000 in debt related to the acquisition of Proximity at an interest rate of 8 percent.

•	We paid down debt of $3.6 million (net of proceeds from issuance of debt).

•	We purchased treasury stock of $143,000 and received proceeds from the issuance of stock of $125,000.

•	We received $4.6 million from the issuance of preferred stock.

As of June 30, 2003, we have approximately $4.2 million in cash and cash equivalents. This compares with $3.6 million at June 30, 2002. We estimate that the following obligations will be required to be paid, rescheduled, or renegotiated over the next twelve months: $5.3 million in debt and capital lease payments and $1.1 million in preferred stock payments. This compares with $5.6 million in debt and capital lease payments and $3.7 million in preferred stock payments that were scheduled to come due within the next twelve months as of June 30, 2002. The $1.1 million in preferred stock payments noted above can be made in cash or by delivering shares of our common stock based on a 10% discount of the five day volume weighted average market price of our common stock at that time.

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

ACT Teleconferencing, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Item 4— Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in the Company’s internal control over financial reporting during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ACT Teleconferencing, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

PART II—Other Information

Item 6(a).	Exhibits:

Exhibit 31.1 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32 Certification Pursuant to 18 U.S.C Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

Item 6(b).	Reports on Form 8-K:

On April 23, 2003, we filed a form 8-K regarding the press release related to the appointment of two new directors to the board.

On May 21, 2003, we filed a form 8-K regarding the press release related to first quarter 2003 earnings.

On June 9, 2003, we filed a form 8-K regarding the press release related to $7.3 million in subordinated debt financing. It also contained a copy of the note agreement.

On July 24, 2003, we filed a form 8-K regarding the press release related to the launching of additional web conferencing products.

ACT Teleconferencing, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACT TELECONFERENCING, INC.

DATE:	August 14, 2003	By:	/s/ GAVIN J. THOMSON
Gavin J. Thomson, Chief Financial Officer (Duly authorized officer and Principal Financial