Form 10-Q
period 2003-09-30
ACT TELECONFERENCING INC
filed 2003-11-19
CIK 918709

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 18, 2003, 10,647,291 shares of the issuer’s common stock were outstanding.

ACT TELECONFERENCING, INC.

FORM 10-Q

PART I—Financial Information

ACT Teleconferencing, Inc.

Consolidated Balance Sheets

(Unaudited)

In Thousands (000s)—except for share data	September 30 2003	December 31 2002
Assets
Current assets:
Cash and cash equivalents	$2,607	$3,176
Accounts receivable (net of allowance for doubtful accounts of $720 and $1,029 in 2003 and 2002, respectively)	8,429	11,498
Short term note receivable and accrued interest from a related party	0	268
Prepaid expenses and other current assets	1,592	1,285

Total current assets	12,628	16,227
Equipment:
Telecommunications equipment	22,272	21,684
Software	6,382	5,510
Office equipment	10,953	10,024
Less: accumulated depreciation	(18,049)	(13,773)

Total equipment—net	21,558	23,445
Other assets:
Goodwill	18,264	18,264
Other intangible assets (net of accumulated amortization of $891 and $527 in 2003 and 2002, respectively)	674	1,104
Investments	100	100
Other long term assets	1,070	320

Total assets	$54,294	$59,460

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$5,406	$7,448
Accrued liabilities	4,800	3,849
Deferred revenue—current	1,674	1,728
Current portion of debt	6,936	5,019
Current portion of debt due to related party	5,337	0
Capital lease obligations due in one year	912	1,243
Income taxes payable	133	560

Total current liabilities	25,198	19,847
Long-term debt	2,200	4,676
Long-term debt due to related party	2,064	4,019
Capital lease obligations due after one year	648	1,358
Deferred revenue—long term	411	1,643
Deferred income taxes	395	378
Convertible, redeemable preferred stock, 500 shares authorized, issued, and 33 shares outstanding, net of discount	243	2,698
Shareholders’ equity:
Common stock, no par value; 25,000,000 shares authorized 10,647,291 and 8,952,623 shares issued and outstanding in 2003 and 2002, respectively	42,842	38,370
Treasury stock, at cost	(241)	(236)
Accumulated deficit	(18,923)	(12,453)
Accumulated other comprehensive loss	(543)	(840)

Total shareholders’ equity	23,135	24,841

Total liabilities and shareholder’s equity	$54,294	$59,460

See accompanying notes to consolidated financial statements.

ACT Teleconferencing, Inc.

Consolidated Statements of Operations

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
In Thousands (000s)—except for share data	2003	2002	2003	2002
Net revenues	$12,120	$13,445	$42,254	$39,174
Cost of services	8,851	9,168	27,617	25,989

Gross profit	3,269	4,277	14,637	13,185
Selling, general and administration expense	6,802	5,622	18,552	16,880

Operating income (loss)	(3,533)	(1,345)	(3,915)	(3,695)
Interest expense, net	826	344	1,612	1,024

Loss before income taxes	(4,359)	(1,689)	(5,527)	(4,719)
Provision for income taxes	98	(100)	307	143

Net Loss	(4,457)	(1,589)	(5,834)	(4,862)
Preferred stock dividends	196	261	636	391

Net loss allocable to common shareholders	$(4,653)	$(1,850)	$(6,470)	$(5,253)

Weighted average number of shares outstanding—basic and diluted	10,339,117	8,946,073	10,003,691	8,963,061

Loss per share

Basic and diluted	$(0.45)	$(0.21)	$(0.65)	$(0.59)

See accompanying notes to consolidated financial statements.

ACT Teleconferencing, Inc.

Consolidated Statements of Shareholders’ Equity

(Unaudited)

	Common Stock		Accumulated Deficit	Accumulated other comprehensive income (loss)	Treasury stock	Total
In Thousands (000s)—except for share data	Shares	Amount
Balance at January 1, 2003	8,972,623	$38,370	$(12,453)	$(840)	$(236)	$24,841
Issue of shares in redemption payment of preferred stock	1,163,423	1,382				1,382
Issuance of warrants in association with debt		1,942				1,942
Shares purchased by employees	54,288	56				56
Purchase of treasury stock	(5,500)				(5)	(5)
Value of stock issued to employees and directors as compensation	287,226	469				469
Value of stock and warrants issued in legal settlement	150,000	588				588
Exercise of options	25,231	35				35
Preferred dividend and accretion to redemption value of convertible, redeemable, preferred stock			(636)			(636)
Comprehensive loss
Net loss			(5,834)			(5,834)
Other comprehensive loss, net of tax Foreign currency translation				297		297

Total comprehensive loss						(5,537)

Balance at September 30, 2003	10,647,291	$42,842	$(18,923)	$(543)	$(241)	$23,135

See accompanying notes to consolidated financial statements.

ACT Teleconferencing, Inc.

Consolidated Statements of Cash Flow

(Unaudited)

	For the nine months ended September, 30
In thousands (000s)	2003	2002
Operating activities
Net (loss)	$(5,834)	$(5,253)
Adjustments to reconcile net (loss) to net cash (used in) provided by operating activities:
Depreciation	3,806	3,378
Amortization of other intangibles	269	239
Amortization of debt costs	418	154
Deferred income taxes	(3)	80
Shares and warrants issued to settle legal dispute	588	0
Shares issued to consultants, employees and directors for compensation	525	219

Cash flow before changes in operating assets and liabilities:	(231)	(1,183)
Changes in operating assets and liabilities, net of effects of business combinations:
Accounts receivable	3,446	1,097
Prepaid expenses and other assets	(955)	(530)
Accounts payable	(2,228)	291
Deferred Revenue	(1,286)	0
Accrued liabilities	805	177
Income taxes payable	(434)	(596)

Net cash used for operating activities	(883)	(744)
Investing activities
Equipment purchases	(1,034)	(2,631)
Cash paid for acquisitions, net of cash acquired	—	(603)

Net cash used for investing activities	(1,034)	(3,234)
Financing activities
Net proceeds from the issuance of debt	6,652	1,473
Net proceeds from the issuance of warrants	2,046	—
Repayments of debt and capital leases	(5,203)	(5,675)
Net proceeds from the issuance of common stock	91	12
Cash paid for the purchase of treasury stock	(5)	—
Payment of preferred stock redemption and dividends	(1,708)	—
Net proceeds from issuance of preferred stock	—	4,635

Net cash provided by financing activities	1,873	445
Effect of exchange rate changes on cash	(525)	346

Net increase (decrease) in cash and cash equivalents	(569)	(3,187)
Cash and cash equivalents beginning of period	3,176	5,127

Cash and cash equivalents end of period	$2,607	$1,940

Supplemental Information:
Cash Paid for
Interest	$1,119	$870
Income Taxes	$681	$734

See accompanying notes to consolidated financial statements.

ACT Teleconferencing, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Note 1—Basis of Presentation and Significant Accounting Policies

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ending September 30, 2003, are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. For further information, refer to the financial statements and footnotes included in our annual report on Form 10-K for the year ended December 31, 2002, and its amendments and subsequent filings.

The consolidated financial statements include the accounts of ACT Teleconferencing, Inc., and its wholly-owned domestic and worldwide subsidiaries. Significant intercompany accounts and transactions have been eliminated.

Business

ACT Teleconferencing, Inc. is a full-service provider of audio, video, data and web-based teleconferencing services to businesses and organizations in North America, Europe, and Asia Pacific. The Company’s conferencing services enable its clients to cost-effectively conduct remote meetings by linking participants in geographically dispersed locations. The Company has sales and service delivery centers in nine countries. ACT Teleconferencing Inc.’s primary focus is to provide high value-added conferencing services to organizations such as professional service firms, investment banks, high tech companies, law firms, investor relations firms, and other domestic and multinational companies. The Company also provides outsourced or managed services to major telecommunication companies.

Goodwill

Goodwill represents the excess of purchase price over tangible and other intangible assets acquired less liabilities assumed arising from business combinations. As per Statement of Financial Accounting Standards (“SFAS”) No. 142, titled “Goodwill and Other Intangible Assets” (“SFAS 142”), issued in September 2001, the Company has not amortized goodwill acquired in business combinations after September 30, 2001. In addition, as required by SFAS 142, the Company ceased amortizing all goodwill effective January 1, 2002. The Company completed the goodwill impairment test as required by SFAS 142 in 2002 resulting in a goodwill write-down of $ 2.0 million in the fourth quarter of 2002.

With the exception of the goodwill impairment charge noted above, no other charges were taken against goodwill from January 1, 2002 through September 30, 2003.

Foreign Currency Conversion

The financial statements of the Company’s foreign subsidiaries have been translated into United States dollars at the weighted average exchange rate during the period for the statements of operations and the September 30 and December 31 rates for the respective balance sheets.

Internal Use Software

The Company capitalizes costs of materials, consultants, and payroll and payroll-related costs which are incurred in developing internal-use computer software, beginning once the application development stage is attained and continuing until the post-implementation/operation stage is achieved. Costs incurred prior to and after the establishment of the application development stage are charged to general and administrative expenses. The Company capitalized internal use software costs of $596,000 and $297,000 for the nine months ended September 30, 2003 and 2002, respectively.

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

Pro forma information regarding net income and earnings per share is required by SFAS 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using an unadjusted Black-Scholes option pricing model. The following are weighted-average assumptions for the nine months ended September 30 2003 and 2002 respectively: risk-free interest rate of 2.5% in 2003, and 3.0% in 2002; a dividend yield of 0%; volatility factors of the expected market price of the Company’s common stock of 0.76; and a weighted-average expected life of the option of 5.0 years in 2003, and 6.7 years in 2002.

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

The Company’s pro forma information is as follows:

	For the three months Ended September 30		For the nine months Ended September 30
In thousands (000s) except for per share amounts	2003	2002	2003	2002
Net loss allocable to common shareholders	$(4,653)	$(1,850)	$(6,470)	$(5,253)
Basic and diluted loss per share	$(0.45)	$(0.21)	$(0.65)	$(0.59)
Stock based compensation as reported	$—	$—	$—	—
Stock based compensation if fair value method is applied to all awards issued	$191	$153	$588	$411
Pro forma net loss allocable to common shareholders using fair value method	$(4,844)	$(2,003)	$(7,058)	$(5,664)
Pro forma basic and diluted loss per share	$(0.47)	$(0.22)	$(0.71)	$(0.63)

2. Related Party Transactions

On January 6, 2003, the Company entered into a 120 day unsecured promissory note agreement for $500,000 at 12% financed by one of its directors. This note was repaid with the proceeds from a $7.3 million subordinated debt financing of which $1.0 million was provided by a trust managed for the beneficiaries of the director. (See footnote 4)

In connection with this same subordinated debt financing, two representatives from the subordinated debt lending syndicate were appointed to the ACT Board of Directors.

In May 2003, the Company cancelled a note due from the Chief Operating Officer in consideration of the officer’s entering into a new employment and three-year noncompete agreement. The cost of the cancellation of this agreement, $275,000, is being recognized over the period of May 15 to December 31, 2003.

ACT Teleconferencing, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

3. Litigation

On January 29, 2002, the Company received a complaint filed in the District Court of Colorado, alleging breach of contract pursuant to a term sheet executed between the Company and a prospective lender. The Company was in negotiations to obtain a loan from said lender, and due to various circumstances, including the expiration of the exclusivity agreement, the transaction was not completed. Although the Company believed the claim was without merit, it agreed to settle the suit in September in order to stem legal expenses. Legal expenses to litigate this lawsuit amounted to $300,000, and an additional $300,000 in fees was estimated to continue trying the case. The settlement cost consisting of 150,000 shares of stock and 300,000 warrants valued at $2.22 per share, and $50,000 (to be paid in equal installments over ten months), commenced in October 2003 and was recorded in September.

On July 2, 2002, the Company also received a complaint, filed in the Superior Court of New Jersey, from a former audio conferencing employee claiming damages and lost commissions on sales made to a large videoconferencing customer. This complaint was settled via arbitration during September at a cost of $100,000, to be paid in 12 equal monthly installments.

The Company is engaged from time to time in minor legal proceedings such as debt collection and employee dispute and arbitration. These are in the normal course of business and are not considered material to the running of the business.

4. Notes Payable

The Company completed a $7.3 million subordinated debt financing in early June, 2003. This loan bears an interest rate of 12% payable monthly. Periodic principal payments are allowed but not required. The note is due in full on April 30, 2006. As part of the agreement, the Company issued warrants to the investors to purchase 2,333,334 shares of common stock at $2.50 a share. These warrants are unregistered but carry demand registration rights and expire on May 12, 2008. The warrants were valued at $1.8 million using a Black Scholes valuation model, and along with legal and financing fees of $.8 million will be amortized over the 36 month life of the loan.

The note also carries a $1.3 million performance provision that is expected to be met and paid on April 30, 2006. This anticipated cost is being recognized over the life of the loan.

In connection with this $7.3 million of subordinated debt financing, the Company was out of compliance with certain debt covenants. As such, this debt has been reclassified as current debt in the financial statements until such time that this can be rectified.

The company and lender of a $703,000 note agreed to extend the maturity date of the note from March 31, 2003 to March 31, 2005 and to extend the expiration date of 228,410 related warrants from April 30, 2003 to April 30, 2007. The strike price of the warrants was increased from $2.00 to $2.50. The cost of extending and repricing the warrants ($160,000) is being amortized over the remaining life of the loan.

5. Preferred Stock

On May 17, 2002, the Company issued 500 shares of 6.5% Series C Convertible Preferred Stock for $4,600,000 net of $400,000 of financing and legal fees. The Company also issued warrants to the investors to purchase 279,885 shares of common stock at $5.00 per share. 229,885 of the warrants are callable by the Company and all of the warrants expire May 17, 2007. The warrants were valued at $689,000 using the Black Scholes model and, along with the financing and legal fees of $400,000, are being amortized as non-cash preferred dividends over the 18 month term of the agreement. The preferred stockholders may, at their election, convert their shares of outstanding preferred stock into shares of the Company’s common stock at a fixed price of $5.00 per share.

Total redemption value of the remaining outstanding preferred stock as of September 30, 2003 is $333,333.

At the Company’s election, redemption payments may be made in cash or by delivering shares of the Company’s common stock based on a 10% discount to the five-day volume weighted average market price of the common stock at that time.

During the nine months ended September 30, 2003, the Company made $1,616,666 of liquidating redemption payments in cash and $1,383,331 of non-cash liquidating redemption payments in stock.

ACT Teleconferencing, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

6. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the three and nine month periods ended September 30, 2003 and 2002. The conversion of outstanding options and warrants has no impact on this calculation because they are antidilutive.

	Three months ended September 30		Nine months ended September 30
	2003	2002	2003	2002
Basic shares	10,339,117	8,946,073	10,003,691	8,963,061
Effect of dilutive securities	—	—	—	—

Diluted shares outstanding	10,339,117	8,946,073	10,003,691	8,963,061

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

The following summary provides financial data for the Company’s operating segments for the nine months ended September 30, 2003 and September 30, 2002.

For the nine months ended September 30, 2003:

Product Segment

	For the three months ended September 30, 2003					For the nine Months ended September 30, 2003
	Audio	Video	Subtotal	Corporate	Total	Audio	Video	Subtotal	Corporate	Total
(in thousands 000s)
Net Revenues	$8,333	$3,787	$12,120	$—	$12,120	$28,520	$13,734	$42,254	$—	$42,254
Loss before tax	(1,233)	(915)	(2,148)	(2,211)	(4,359)	(417)	(706)	(1,123)	(4,404)	(5,527)
Depreciation and amortization	955	238	1,193	259	1,452	2,716	644	3,360	715	4,075
Total assets	36,144	14,775	50,919	3,375	54,294	36,144	14,775	50,919	3,375	54,294

	For the three months ended September 30, 2002					For the nine Months ended September 30, 2002
	Audio	Video	Subtotal	Corporate	Total	Audio	Video	Subtotal	Corporate	Total
(in thousands 000s)
Net Revenues	$9,018	$4,427	$13,445	$—	$13,445	$26,784	$12,390	$39,174	$—	$39,174
Loss before tax	(91)	(656)	(747)	(942)	(1,689)	(690)	(1,308)	(1,998)	(2,721)	(4,719)
Depreciation and amortization	878	268	1,146	108	1,254	2,514	779	3,293	325	3,618
Total assets	32,426	18,276	50,702	3,395	54,097	32,426	18,276	50,702	3,395	54,097

The following summary provides financial data for significant geographic markets in which the Company operates.

Geographic Area

	For the three months ended September 30, 2003				For the Nine months Ended September 30, 2003
	North America	Europe	Asia Pacific	Total	North America	Europe	Asia Pacific	Total
(in thousands 000s)
Net Revenues	$6,953	$3,748	$1,419	$12,120	$24,845	$13,232	$4,177	$42,254
Long-Lived Assets	21,092	14,803	4,601	40,496	21,092	14,803	4,601	40,496

ACT Teleconferencing, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

7. Business Segment Analysis (continued)

	For the three months ended September 30, 2002				For the Nine months Ended September 30, 2002
	North America	Europe	Asia Pacific	Total	North America	Europe	Asia Pacific	Total
(in thousands 000s)
Net Revenues	$8,476	$3,855	$1,114	$13,445	$24,189	$11,806	$3,179	$39,174
Long-Lived Assets	19,451	15,721	4,597	39,769	19,451	15,721	4,597	39,769

For the nine months ended September 30, 2003, the United States comprises approximately 86% of the North American total revenue, the United Kingdom comprises approximately 85% of the European total revenue, and Australia comprises approximately 77% of the Asia Pacific total revenue.

The Company’s largest customer accounted for 8% and 8% of consolidated revenues and the Company’s second largest customer accounted for 7% and 6% of consolidated revenues for the nine months ended September 30, 2003 and 2002, respectively. The company’s largest customer for the first nine months of 2002 was not in business during 2003.

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

Business Operations

For the nine months ended September 30, 2003, our revenue was $42.3 million, an increase of $3.1 million or 8 percent over the same period in the prior year. The increase came in both the audio and video conferencing areas which grew $1.7 million and $ 1.3 million respectively. In the audio conferencing area, of particular significance was the Company’s ability to replace $3.4 million in lost revenue from a major customer, Concert. Notwithstanding the announcement of the closure of Concert in early 2002, Concert remained the Company’s largest customer during the first nine months of 2002. This business, however, now has been replaced with significant new outsource contracts on the Company’s global services platform as well as other new customers.

Cost of services increased to $27.6 million, from $26.0 million in the same period last year. This 6 percent increase is the result of an 8 percent increase in revenues, as well as an increase in variable telephony rates due to the rollout of a major teleconferencing platform in Europe. As a percent of sales, cost of services decreased slightly. This led to a 1 percent increase in gross profit percentage from 34 percent for the nine months ended September 30, 2002 to 35 percent of revenues for the nine months ended September 30, 2003. The Company is completing the process of migrating to lower cost telecommunication suppliers in Europe. This, combined with other cost cutting activities, is expected to result in an improvement in gross profit margins during fourth quarter 2003.

Selling, general and administrative expenses increased $1.7 million during the nine months ended September 30, 2003. This is primarily due to $1.2 million of costs related to legal settlement and employee severance costs recognized in September 2003. Excluding these costs, selling, general and administrative costs decline as a percent of revenue when compared to the same period last year. The September workforce reductions related to the layoffs are anticipated to save the company approximately $2.5 million annually starting October 2003.

For the three months ended September 30, 2003, our revenue was $12.1 million, a decrease of $1.3 million or 10 percent less than the same period in the prior year. The decrease came in both the audio and video conferencing areas which fell short $.7 million and $.6 million respectively. The decline in audio conferencing revenues were attributable to the approximately $600 thousand subsidy recorded in August 2002 for the development and build-out of a worldwide teleconferencing platform on behalf of a major telecom company with whom we have an outsource contract. Base audio conferencing revenues were flat, reflecting the effect of a slow European summer. Videoconferencing revenues declined due to the migration of ISDN network revenue to Internet revenue. Although in the short term this has adversely affected our video revenues, the long-term prospect for video and IP is stronger than for ISDN.

For the three months ended September 30, 2003, cost of services decreased to $8.9 million, down 3% from $9.2 million for the same period last year. This is the result of a 10 percent decrease in revenues and an increase in variable telephony rates. As a percent of sales, cost of services for the three month period ended September 30, increased from 68 percent in 2002 to 73 percent in 2003. This rate is expected to decrease in conjunction with the migration to lower cost suppliers in Europe, headcount reductions and other cost reductions primarily completed in late third and early fourth quarter 2003.

Selling, general and administrative expenses increased $1.2 million during the three months ended September 30, 2003 when compared with the same period last year. This increase is due to $1.2 million in legal settlement and employee severance costs recognized in September.

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

ACT Teleconferencing, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Cost of Services. Cost of sales consists of long distance telephony costs, depreciation on our teleconferencing bridges and equipment, equipment product costs, operator and operations management salaries and office expenses for operations staff.

ACT Teleconferencing, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Selling, General, and Administration Expense. Selling, general, and administration expense consist of salaries, benefits, professional fees, and office expenses of our selling and administrative organizations.

Cost as a percent of net revenues

The following table outlines certain items in our income statement as a percentage of net revenues:

	Three months ended September 30,		Nine Months ended September 30,
	2003	2002	2003	2002
Net revenues	100%	100%	100%	100%
Cost of services	73	68	65	66

Gross profit	27	32	35	34
Selling, general and administrative expense	56	42	44	43

Operating income (loss)	(29)	(10)	(9)	(9)
Interest expense net	7	3	4	3

Loss before income taxes	(36)	(13)	(13)	(12)
Provision for income taxes	1	(1)	1	0

Net (loss)	(37)	(12)	(14)	(12)

Revenue Trends

The following table shows quarterly revenue trends by major product segment:

($ in thousands)	Q3 2003	Q2 2003	Q1 2003	Q4 2002	Q3 2002	Q2 2002
Audio conferencing & Other	$8,333	$10,422	$9,765	$9,308	$9,027	$8,509
Videoconferencing	3,787	4,804	5,143	5,389	4,418	4,450

Total	$12,120	$15,226	$14,908	$14,697	$13,445	$12,959

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

Significant Customers—For the nine months ended September 30, 2003, our three largest customers accounted for 8 percent, 6 percent, and 6 percent of our revenues, respectively.

International Operations—International net revenue comprised 41 percent and 45 percent of revenues for the nine months ended September 30 2003 and 2002, respectively, and we anticipate that international sales will continue to account for a significant portion of our consolidated revenue. International conferences that are initiated outside the United States are denominated in local currency; similarly, operating costs for such conferences are incurred in local currencies. Our three largest international locations, based on net revenues for nine months ending September 30, 2003 , are the United Kingdom, Canada and Australia, comprising 27 percent, 8 percent and 8 percent of our total revenue, respectively. Our international locations operate under local laws and regulations, and to our knowledge are in compliance with all these laws and regulations.

ACT Teleconferencing, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Results of Operations

Nine Months Ended September 30, 2003 compared to Nine Months Ended September 30, 2002

Net Revenues. Net revenues increased 8 percent to $42.3 million for the nine months ended September 30, 2003, compared to $39.2 million for the nine months ended September 30, 2002.

Audio conferencing revenues increased 6% to $28.5 million for the nine months ended September 30, 2003 compared to $26.8 million for the nine months ended September 30, 2002. This increase is due to our ability to recover the loss of Concert revenue (the company’s largest client in the first nine months 2002) with new business from our global audio conferencing services platform. Audio conferencing accounted for 67 percent of our revenues in 2003 and 68% in 2002.

Videoconferencing revenue increased 11 percent from $12.4 million to $13.7 million and comprised 33 and 32 percent of total revenues for the nine months ended September 30, 2003 and 2002, respectively. This increase was mainly the result of the successful integration of two recent acquisitions into our business. These two acquisitions were PictureTel Corporations’ worldwide videoconferencing service delivery business (acquired late 2001) and Proximity, Inc. (acquired January 2, 2002). Benefits are being achieved from the expanded video product offering made possible by the acquisitions, from integrating the video and audio sales forces, and expanding sales coverage.

For the nine months ended September 30, 2003, North America, Europe and Asia Pacific, our three primary geographic markets, generated 59 percent, 31 percent and 10 percent, of total revenue, respectively.

Cost of Services. Cost of services decreased from 66% of revenue ($26.0 million) to 65% of revenue ($27.6 million). Cost of service is expected to continue to decrease as a percent of revenue as the result of more favorable telecom rates and cost cutting measures.

Gross Profit. Gross profit increased 9 percent to $14.6 million for the nine months ended September 30, 2003, compared to $13.2 million for the prior year. Gross profit percentage increased by 1 percent to 35 percent of net revenues for the nine months ended September 30, 2003, compared to 34 percent of net revenues for the nine months ended September 30, 2003.

Selling, General and Administrative Expense. Selling, general and administrative expense for the nine months ended September 30, 2003 was $18.6 million, or 44 percent of revenue, compared to $16.9 million, or 43 percent of revenue for the nine months ended September 30, 2002. This increase is due to $1.2 million of employee severance and legal settlement costs recognized in September, 2003.

Interest Expense. Net interest expense increased by 60 percent from $1.0 million for the nine months ended September 30, 2002 to $1.6 million for the nine months ended September 30, 2003 mainly as the result of the $7.3 million of new subordinated debt financing added in the second quarter of 2003, including the non-cash value of warrant financing. The cash portion of interest costs are $.8 million.

Provision for Income Taxes. Income taxes increased to $307,000 for the nine months ended September 30, 2003, compared to $143,000 for the nine months ended September 30, 2002. This is due primarily to increases in the taxable income of our United Kingdom and Canada subsidiaries. Income tax payments in other countries are expected to be insignificant due to domestic and international tax loss carry-forwards of approximately $5.8 million.

Net Loss. Net loss increased by $972,000 from a net loss of $4,862,000 for the nine months ended September 30, 2002 to a net loss of $5,834,000 for the nine months ended September 30, 2003 due to the factors described above, the most important of which were the $1.2 million incurred for legal settlement and employee severance costs and the $.6 million increase in interest costs.

ACT Teleconferencing, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Three Months Ended September 30, 2003, compared to Three Months Ended September 30, 2002

Net Revenues. Net revenues decreased 10 percent to $12.1 million for the three months ended September 30, 2003, compared to $13.4 million for 2002.

Audio conferencing revenues were $8.3 million for the three months ended September 30, 2003 compared to $9.0 million for the three months ended September 30, 2002. Videoconferencing revenue decreased 14 percent from $4.4 to $3.8 million and comprised 31 percent and 33 percent of total revenues for the three months ended September 30, 2003 and 2002, respectively. This is principally due to the absence of a subsidy received during August 2002, migration of certain video network from ISDN network to the Internet, and to a larger than average seasonal drop in business during the quarter. The heat wave in Europe, ending of the SARS epidemic, and price erosion in the United States also were contributing factors. Audio conferencing accounted for 69 percent and 67 percent of our revenues in 2003 and 2002, respectively.

Gross Profit. Gross profit decreased 24 percent to $3.3 million for the three months ended September 30, 2003, compared to $4.3 million for the prior year. The gross profit percentage decreased to 27 percent of net revenues for the three months ended September 30, 2003, compared to 32 percent of net revenues for 2002. This decrease is primarily due to increased variable telephony costs, as a result of the development of a large teleconferencing platform in Europe, built on the anticipation of significant volumes in future years, decreased volumes, and the fixed nature of a portion of the cost of services. The migration to lower cost telecommunication suppliers in Europe and increased volumes in the fourth quarter are expected to improve fourth quarter 2003 results.

Selling, General and Administrative Expense. Selling, general and administrative expense for the three months ended September 30, 2003 was $6.8 million, or 56 percent of revenue, compared to $5.6 million or 42 percent of revenue for 2002. This increase is due to $1.2 million of employee severance and legal settlement costs. Other selling, general and administrative costs were essentially flat.

Interest Expense. Net interest expense increased from $344,000 to $826,000 as a result of additional debt financing obtained in the second quarter of 2003. The cash paid portion of interest costs amounts to $436,000 for the quarter.

Provision for Income Taxes. Income taxes increased to $98,000 for the three months ended September 30, 2003, compared to a credit of $100,000 for 2002, due to an increase in the provision for our United Kingdom and Canadian operations. We paid no other income taxes due to December 31, 2002 domestic and international tax loss carry-forwards of approximately $5.8 million.

Net(Loss). The net loss increased by $2.9 million from a net loss of $1.6 million to $4.5 million due to the factors described above, the most important of which were decreased revenue, employee severance, and legal settlement costs.

ACT Teleconferencing, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Liquidity and capital resources

During the nine months ending September 30, 2003, we received and used cash proceeds approximately as follows:

•	We used $883,000 on operating activities.

•	We purchased $1.0 million of equipment.

•	We also issued $8.7 (principally $7 million in three-year subordinated debt) in debt and warrants to fund the payment of current debt and working capital needs.

•	We paid down debt of $5.2 million

•	We paid $1.7 million for preferred stock redemption and dividends.

During the nine months ending September 30, 2002, we received and used cash proceeds as follows:

•	We used $744,000 on operating activities.

•	We purchased $2.6 million of equipment.

•	We paid cash of $500,000, net of cash acquired of $300,000, in association with the acquired assets of Proximity, Inc. for $3.9 million. We also issued $750,000 in debt related to the acquisition of Proximity at an interest rate of 8 percent.

•	We paid down debt of $4.2 million (net of proceeds from issuance of debt).

•	We purchased treasury stock of $199,000 and received proceeds from the issuance of stock of $211,000.

•	We received $4.6 million from the issuance of preferred stock.

As of September 30, 2003, we have approximately $2.6 million in cash and cash equivalents. This compares with $3.2 million at September 30, 2002. We estimate that the following obligations will be required to be paid, rescheduled, or renegotiated over the next twelve months: $7.5 million in debt and capital lease payments and 0.2 million in preferred stock payments. This compares with $6.3 million in debt and capital lease payments and $2.7 million in preferred stock payments that were scheduled to come due within the next twelve months as of September 30, 2002.

Capital expenditures will depend on results from operations. We believe we currently have enough capacity to handle our existing volume requirements, and capital expenditures are mainly used for enhancements or upgrades of existing capacity or customer specific special projects. There are currently no material commitments contractually obligating us to make capital expenditures.

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

Having established our presence in 9 significant teleconferencing markets worldwide, which today represent over 80 percent of all known potential teleconferencing revenues, we have no immediate significant organization or geographic expansion plans. Our global expansion from the 9 country base is expected to proceed at a slow rate. In the event we enter into a definitive agreement with respect to any acquisition, it may require additional financing.

ACT Teleconferencing, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes from the 2002 Annual Report on Form 10-K related to the Company’s exposure to market risk from interest rates.

Item 4	Disclosure Controls and Procedures

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

On September 9, 2003, we filed a form 8-K regarding the press release related to $7.3 million in subordinated debt financing. It also contained a copy of the note agreement.

On July 24, 2003, we filed a form 8-K regarding the press release related to the launching of additional web conferencing products.

On August 14, 2003, we filed a form 8-K regarding the press release related to second quarter 2003 earnings.

On September 17, 2003, we filed a form 8-K related to audio conferencing volumes and revenues for the first half of 2002 and 2003.

On October 16, 2003, we filed a form 8-K regarding the press release related to third quarter revenues and downsizing and litigation charges.

On November 3, 2003, we filed a form 8-K regarding the appointment of new independent accountants.

ACT Teleconferencing, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACT TELECONFERENCING, INC.

DATE: November 19, 2003	By:	/s/ GAVIN J. THOMSON

Gavin J. Thomson, Chief Financial Officer (Duly authorized officer and Principal Financial