Form 10-K
period 2003-12-31
ACT TELECONFERENCING INC
filed 2004-04-15
CIK 918709

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

For the transition period from              to

Commission File Number 0-27560

ACT Teleconferencing, Inc.

(Exact name of registrant as specified in its charter)

Colorado	84-1132665
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1526 Cole Boulevard, Suite 300, Golden, CO	80401
(Address of principle executive offices)	(Zip Code)

303-235-3500	303-235-4399
(Registrant’s telephone number)	(Registrant’s facsimile number)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	None

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2003 was $30.7 million based on the closing price of the Company’s common stock on the Nasdaq National Market on June 30, 2003 of $2.99 per share.

The number of shares outstanding of the Company’s Common Stock, no par value was 14,625,963 shares as of March 31, 2004.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information called for by Part III is incorporated by reference to specified portions of the definitive Proxy Statement for the Registrant’s 2004 Annual Meeting of Stockholders, which is expected to be filed not later than 120 days after the Registrant’s fiscal year ended December 31, 2003.

ACT Teleconferencing, Inc.

Form 10-K

Caution Regarding Forward-Looking Statements

This annual report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as may, will, should, expect, plan, intend, anticipate, believe, estimate, predict, potential or continue, the negative of such terms, or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. In evaluating these statements, you should specifically consider various factors, including the risks outlined in “Risk Factors” herein. These factors may cause our actual results to differ materially from any forward-looking statement.

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

Throughout this report, ACT Teleconferencing may be referred to as “ACT”, “The Company”, “We”, or “Our”.

PART I

Item 1. Business

Overview

General. We are a full-service provider of audio, video, data and web-based conferencing services to businesses and organizations in North America, Europe and Asia Pacific. Our conferencing services enable our clients to cost-effectively conduct full service international conferences exchanging video, data and audio, by linking participants in geographically dispersed locations. We are present in nine countries and provide local access dial in access from a total of 45 countries. Our primary focus is to provide high quality conferencing services to organizations such as professional service firms, investment banks, high tech companies, law firms, investor relations firms, telecommunications companies and other domestic and multinational companies.

We were incorporated in December 1989 and began offering audio teleconferencing services at our Denver location in January 1990. In 1992 we invested in an audio teleconferencing operation in the United Kingdom, and in 1995 we invested in a similar operation in the Netherlands. In 1997 we announced a capacity expansion plan through which we intended to grow from our then three locations in three countries (United States, United Kingdom and the Netherlands) into Canada, France, Germany, Belgium, Australia, Hong Kong and Singapore offering a full range of audio, video data and web-based conferencing services. In 2001 we acquired the assets of 1414c, the worldwide videoconferencing service delivery business of PictureTel Corporation. The assets acquired include equipment, software and customer contracts. The assets were previously used by PictureTel Corporation to provide videoconferencing bridging services to its customers.

In 2002 we acquired Proximity, Inc., which provides room-based videoconferencing services in over 3,500 locations worldwide. With these acquisitions, we are able to offer a full range of video conferencing services to augment our existing audioconferencing services. In 2002 we also signed an outsourcing agreement with AT&T to provide audioconferencing services to AT&T and its customers in 45 countries outside of the United States.

Our financial results for the last three fiscal years, including geographic breakdown, is presented under Item 15, Exhibits, Financial Statements and Schedules.

Teleconferencing Market Growth Factors

Several key trends in today’s business world are driving growth in the world market for teleconferencing services:

•	Concerns about the time, costs and security risks associated with business travel.

•	The need for accelerated decision-making and the trend toward increased teamwork within companies.

•	Growth of the Internet as a viable medium for the efficient transport of large volumes of voice, video and data traffic.

•	Enhancements to the overall quality of audio, and ease of use of video and data conferencing.

•	Reduced costs of audio and data transmission.

•	Reduced costs of audio and videoconferencing hardware.

•	Globalization and the resulting demand for additional business communication.

Audioconferencing Services. Our attended ActionCallsm and automated Ready ConnectSM audioconferencing services include full-service attended conferencing; reservationless unattended conferencing; and a comprehensive suite of enhanced audioconferencing management services. Our web conferencing services supplement these offerings. Enhanced audioconferencing services, which are available on request, include:

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

Videoconferencing Services. We offer videoconferencing services through multipoint video bridging centers worldwide. We have video service delivery centers in the United States, United Kingdom, Singapore and Australia; and secondary network operating facilities in other locations.

Our videoconferencing offerings include full-service advanced technical management features such as:

•	Operator-controlled conferences.

•	Continuous on-screen presence of all participants.

•	Reservations and scheduling management.

•	Global room reservations/rentals.

•	Videotaping and cassettes.

•	Multiple line speeds and voice-activated switching controls.

•	Training, installation and maintenance of equipment.

•	Videoconferencing site certification.

•	Event management.

Revenue generation for videoconferencing is similar to audioconferencing, however the per-minute rate and transmission costs are more expensive. Although videoconferencing is more expensive than audioconferencing, the shift to Internet Protocol will decrease transport costs and associated revenues. We expect that improvements in equipment, increased familiarity with video, stable or declining transmission and equipment costs, and technology are expected to drive growth.

Videoconferencing is the preferred medium in certain conferencing applications. Examples of professional and industry applications include: law (witness depositions), medicine (diagnosis and treatment through telemedicine), business (executive searches, meetings of executives, boards and committees), and education (distance learning discussions).

Web Conferencing: ACT offers its global customers a full suite of web-based conferencing products and services. Services include on-demand web conferencing (web-based visual plus telephone conference call), event web conferencing, as well as, web casting or streaming services. These services are used by ACT customers globally to support Investor Relations, Medical Marketing, Distance Learning and Event programs. ACT has yet to realize significant revenues from these services and combines these services with audio and video conferencing, when applicable.

Total Conferencing Services Market. We service a niche of the teleconferencing services market by focusing on high value-added services for large, multinational customers and large global telecommunications providers.

Audioconferencing Services Market. We are planning our growth based on the expectation that audioconferencing revenues will continue to grow at or above an estimated 9%.

Videoconferencing Services Market. Based on industry sources and independent research, we believe that worldwide videoconferencing revenues will be flat in 2004.

Web Conferencing Market: We believe based on industry sources and independent research that the overall web conferencing market will continue to grow at more than 20% through 2005. Web conferencing grew approximately 44% in 2003 compared with 2002.

Strategy. Our strategy is to provide high quality conferencing with a broad product line globally. Specifically, we aim to:

•	Capitalize on the global market for teleconferencing through a local presence. We generally use local service delivery centers staffed by country nationals. We operate in local time zones and provide local language services. We employ local management and staff to develop customer loyalty and improve local market penetration. Our network of local centers provides our multinational conference customers with knowledgeable and consistent service regardless of the continent or time zone.

•	Develop and leverage our present distribution channels through major third-party outsource relationships. Outsourcing arrangements with telecom carriers allow us to concentrate on additional volume delivery to their major customers while they promote our conferencing services as part of an overall product portfolio.

•	Pursue acquisitions and expansion. Having built the base of our teleconferencing platform in key markets worldwide, we are positioned to expand our infrastructure and obtain additional market size through small selected acquisitions. We also will pursue acquisitions to broaden our technical expertise and enlarge our pool of management talent.

•	Adapt and implement state-of-the-art and best-practices technology with equipment providers. Rather than independently invest in research and development, we collaborate with equipment providers to improve our conferencing technology.

•	Foster and maintain long-term relationships with our customers. We train our people to be committed to the delivery of superior service through proprietary customer care and service quality-training programs. High quality standards and solid customer relationships generate repeat business and frequent referrals from satisfied clients.

Service Quality and Client Care

We train all employees in the principles of client care management, including continuous service quality monitoring and the development of positive relationships with clients. We pursue a philosophy of continuous process improvement, and we consistently measure our performance and endeavor to improve it. We actively monitor, analyze and control all facets of a conference including: reservations, conference execution, and billing and follow-up with customer satisfaction surveys.

We also review our performance with our customers on a regular basis, set specific performance improvement goals, and modify our operations accordingly. Feedback from our customers indicates that these factors contribute to a high customer retention rate.

Sales and Marketing

Our global sales and marketing targets customers that can be acquired through direct acquisition, and through multiple channel partners. As our revenues are generated on a worldwide basis, and local countries have seasonal variations, there has been little consistent seasonal fluctuation in revenues on a worldwide basis, except for the month of August in Europe.

We attract our customers through direct and indirect sales efforts such as customer referrals, telemarketing, trade show promotions, and advertising. Our direct sales force focuses on multinational and mid-market accounts. We also have several outsource relationships with telecommunications companies globally.

Our customer base is approximately 5,000 established accounts ranging from small manufacturing firms to Fortune 500 companies. Each customer is unique, with end-user populations ranging from 20 to 20,000 users. We cross-sell services to our global customer base, and specialize in supporting vertical applications.

We target the following customer groups for our conferencing services and applications:

•	Major multinational companies, investment banks, pharmaceuticals, and professional services firms within the Fortune 1000 (global accounts).

•	Medium-to-large-sized domestic companies, associations and governmental organizations (direct accounts).

•	Customers of major telecommunications providers that we access through outsourcing and co-marketing arrangements (outsourced and co-marketing relationships).

Global Accounts. Our global account managers are responsible for some 50 multinational accounts. We focus on the home country or headquarters of these multinationals as a base for developing our global business relationships. Each account manager deals with the customer’s home country office or headquarters when establishing service. All sales directors and staffs participate in the account acquisition and implementation globally.

Our largest global account customer accounted for 7%, 7%, and 25%, of our consolidated revenues for the years ended December 2003, 2002 and 2001. Our second largest global account customer accounted for 6%, 7%, and 9% of our consolidated revenues for the same years. In 2003, our third and fourth largest global account customers each accounted for 6% of total revenues and all other customers individually accounted for less than 5% of total consolidated revenues for the year. In 2002 and 2001, all customers, other than the top two, individually amounted to less than 5% of total consolidated revenues for the year.

Direct Accounts. Our direct sales staff targets medium to large companies with a high volume of teleconferencing, as well as smaller companies with lower demand for our services. As in any business, purchasers of higher-volume sales benefit from volume discounts. While we continue to promote sales to our global accounts, we also seek situations in which we can provide competitive services to mid-sized companies at higher margins.

Outsourced and Co-Marketing Relationships. We participate in outsourcing and co-marketing relationships with major telecommunications companies globally.

Intellectual Property

We seek to protect our proprietary information and business practices as trade secrets. We have developed customized software that we consider proprietary for our service and quality control functions and also have developed in-depth technical know-how with respect to the operation of telecommunications equipment and the coordination of large-volume conference calls. We currently have two provisional patent applications pending before the United States Patent and Trademark Office. We also require each of our employees to execute a nondisclosure agreement for the protection of confidential information.

We own the following United Kingdom trademark registrations (some of which include words that are intentionally repeated): ACT and design; ACTIONCAST ACTIONCAST; ACTIONCALL ACTIONCALL; ACTIONSHOW ACTIONSHOW; ACTION FAX ACTION FAX and ACTION VIEW. We also own a Benelux trademark registration for ACT TELECONFERENCING. We own two pending U.S. trademark applications for the terms CLARIONCALL and READY CONNECT. We do not own a federal trademark registration for the term ACT in the United States. Since a wide variety of companies use the term in their corporate name or advertising, the trademark registration could be prohibitively expensive. We do claim a number of common law marks that use the terms ACT or ACTION as a part of such marks. We also believe that we are the only enterprise currently using ACT in the teleconferencing industry.

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

The equipment we purchase for use in our operations also is available from a variety of suppliers, some of which compete in the teleconferencing services business.

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

Our competition comes from large companies such as British Telecom, AT&T, France Telecom, Deutsche Telekom, Telstra, Hong Kong Tel, MCI and Sprint. We also face competition from independent conferencing companies similar to us, including Premiere Technologies, Intercall, V-Span and Raindance. In the United States we also may face additional competition from the regional carriers which, under the Telecommunications Act of 1996, eventually will be allowed to provide long distance services nationwide under certain conditions, and whose long distance customers would expect access to conferencing services. This may become an additional opportunity for us, as certain carriers may choose to outsource their customers’ needs to independent conferencing providers.

Although the major long distance carriers hold a large share of the conferencing services market, we have been able to compete on the basis of quality of service for the large-volume business of prestigious companies such as investment banks, accounting and consulting firms, and law firms. Excess long distance line capacity enables the long distance companies to offer discounted prices to high-volume conferencing customers, but they generally charge higher conferencing prices to smaller- and medium-volume customers. This creates a pricing structure that supports competition on a price-and-service basis for the conferencing business of medium and smaller businesses.

There are few regulatory barriers to entry in the countries in which we operate, but new entrants into the conferencing business will face various economic barriers. The complex planning, installation and operation of a global conferencing platform involving multiple facilities and office locations such as ours, together with the implementation of network technology and coordination of operations that is required to operate such a global platform would likely require extensive funding, management, and time to replicate.

Some companies own and operate their own conferencing bridges, but many companies find that the costs of operating their own bridge outweigh the benefits and prefer to outsource their conferencing services. Technology is available to enhance private branch exchange conferencing capability (usually up to six calls), but this type of conference call typically has poor sound quality, and each additional line weakens the overall sound volume. Additional competition also may develop from more sophisticated telephone sets and other centralized switching devices. These alternative techniques may enable our customers to conduct some of their own conferences, but we believe they will continue to outsource larger conferences, particularly if their remote meetings require a collaboration of audio, video and web conferencing techniques.

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

Apart from company administration, tax laws and telecommunications laws the other major area of regulation that impacts us is employment legislation. Labor laws, especially in Europe, are particularly complex and expensive to administer in comparison to the flexibility of the US labor markets. From time to time we incur a significant cost when there is a need to reduce our personnel in overseas jurisdictions. This cost is dependent upon the employee’s status, the employee’s history, and the reason for dismissal, retrenchment or layoff.

Employees

As of December 31, 2003 we had a total of 371 full-time equivalent employees worldwide. Our entry into new markets eventually will require new employees, but we expect growth in the number of employees to be slow. We do not anticipate any material change in the number of employees in the near future. None of our employees are represented by labor unions. We have not experienced any work stoppages and consider our employee relations to be good.

Item 2. Facilities

Our development of local facilities serves the dual purpose of providing local language, local currency and local time zone services to the areas served by each service delivery center, as well as backup and overflow capacity among other centers in the event all or part of a conference needs to be re-routed from a service delivery center that is at full capacity.

We currently lease office and service delivery space at all of our locations which are listed in the table below.

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

Our development of local facilities serves the dual purpose of providing local language, local currency and local time zone services to the areas served by each service delivery center, as well as, backup and overflow capacity among other centers in the event all or part of a conference needs to be re-routed from a service delivery center that is at full capacity.

We believe that our existing facilities are adequate for our current operations.

Item 3. Legal Proceedings

We are engaged from time to time in minor legal proceedings such as employee dispute and arbitration. These are in the normal course of business and we are not currently aware of any legal proceedings that we would consider material to our business or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

None

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Our common stock has been traded on the Nasdaq National Market under the symbol ACTT since September 24, 2001. We were listed on the Nasdaq SmallCap Market from March 11, 1996 to September 21, 2001. On March 31, 2004, the last reported sale price of our common stock was $2.78 per share.

	High	Low
Fiscal year ended December 31, 2001
First Quarter	$9.25	$6.63
Second Quarter	8.50	4.85
Third Quarter (July 1-September 21, 2001)	8.20	3.89
Third Quarter (September 24-September 30, 2001)	8.80	7.00
Fourth Quarter	11.97	7.08
Fiscal year ended December 31, 2002
First Quarter	$8.68	$3.55
Second Quarter	6.05	2.80
Third Quarter	3.45	1.11
Fourth Quarter	1.78	1.00
Fiscal year ended December 31, 2003
First Quarter	$1.80	$.65
Second Quarter	2.75	1.34
Third Quarter	2.69	1.73
Fourth Quarter	2.24	.94

Shareholders. As of December 31, 2003 we had approximately 350 common shareholders of record and an estimated 3,200 additional beneficial holders whose stock was held in street-name by brokerage houses.

Dividends. We have never paid any dividends on our common stock. We have paid dividends on our Series A and Series C Preferred Stock. Any future decision as to the payment of dividends will be at the discretion of our Board of Directors and will depend upon our earnings, financial position, capital requirements, plans for expansion, loan covenants and such other factors as the Board of Directors deems relevant. The terms of our indebtedness currently prohibit us from paying any dividends.

Sales of Securities.

In conjunction with the issuance of $7,308,000 in subordinated promissory notes dated May 12, 2003, we issued stock purchase warrants for the purchase of 2,333,334 shares of our common stock at an exercise price of $2.50 per share to the following investors: KCEP Ventures II, L.P. – 916,667 warrants, NewWest Mezzanine Fund LP – 541,667 warrants, Convergent Capital Partners I L.P. – 541,667 warrants, and James F. Seifert Management trust dated October 8, 1992 – 333,333 warrants. At December 31, 2003 all 2,333,334 warrants were outstanding and are scheduled to expire on May 12, 2010.

In conjunction with the settlement of a lawsuit in September 2003, we issued 150,000 shares of common stock and 300,000 warrants to purchase common stock. The warrants are exercisable at $2.50 and expire on September 26, 2008.

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

	Year ended December 31,
	2003	2002	2001	2000	1999
	($ in thousands, except per share data)
Consolidated statement of operations data :
Net revenues	$55,751	$53,872	$46,643	$37,700	$28,329
Operating expenses	60,279	59,922	44,643	33,744	26,790
Operating income (loss)	(4,578)	(6,050)	2,000	3,956	1,539
Net income (loss)	(9,219)	(7,648)	(216)	1,395	81
Net income (loss) per share
Basic	$(0.90)	$(0.93)	$(0.09)	$0.23	$0.01
Diluted	$(0.90)	$(0.93)	$(0.09)	$0.21	$0.01
Consolidated balance sheet data:
Total assets	$54,623	$59,459	$53,487	$31,396	$22,098
Total long term debt and capital leases	10,667	10,053	7,039	4,653	5,002
Convertible, redeemable preferred stock	—	2,698	—	—	—
Shareholders’ equity	$22,110	$24,841	$29,163	$12,481	$6,569

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

Significant Accounting Policies

Internal Use Software—Under the guidance provided in Statement of Position 98-1, we capitalize costs incurred in developing internal use computer software. We capitalized internal use software development costs of $1.0 million, $1.0 million, and $1.1 million for the years ended December 31, 2003, 2002, and 2001, respectively.

Goodwill—Goodwill represents the excess of purchase price over tangible and other intangible assets acquired less liabilities assumed arising from business combinations. In compliance with SFAS No. 142 , Goodwill and Other Intangible Assets”‘ (“SFAS 142”), issued in June 2001, we have not amortized goodwill for business combinations after June 2001 and we have ceased amortizing all such goodwill effective January 1, 2002. Prior to the adoption of SFAS 142, goodwill was amortized on a straight-line basis over 15 or 25 years.

As required by SFAS 142, we completed, as of January 1, 2002, the initial goodwill impairment test required by SFAS 142. In completing this assessment, we compared the estimated fair value to the current carrying value of goodwill.

As of December 31, 2003 the Company had a total of $18.3 million in net goodwill. $14.5 million is attributed to acquisitions occurring in 2001 (40% minority interest in UK subsidiary and PictureTel 1414c video conferencing business) and $1.9 million is related to the acquisition of Proximity in January, 2002. (See notes 1 and 15 to Consolidated Financial Statements).

Transactions with Related Parties as Defined by SFAS No. 57— These are disclosed in our Proxy Statement for Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 2003.

Foreign Currency Conversion— We and our U.S. operating subsidiaries use the U.S. dollar as their functional currency and our international subsidiaries use their local currencies as their respective functional currencies. Financial statements of foreign subsidiaries are translated into U.S. dollars at current rates, except that revenues, costs and expenses are translated at average current rates during each reporting period.

All intercompany transactions throughout 2003 were billed at one standard exchange rate for the year. The intercompany accounts were settled using spot rates in effect at the date of settlement. In accordance with FASB 52. gains and losses resulting from these foreign currency transactions are included in the consolidated statement of income. In addition, exchange gains arising from the restatement into US dollars of the net intercompany accounts at the balance sheet date are also included in the consolidated statement of income as though such accounts had been settled on the balance sheet date. The foreign exchange gain arising from such transactions in 2003 was $460 thousand.

The effect of translating all other accounts of our foreign subsidiaries into U.S. dollars has been included in stockholders’ equity as a cumulative foreign currency translation adjustment. Prior to 2003, we treated intercompany transactions as investments, and gains and losses from remeasurement of those accounts were also were included in the cumulative foreign translation adjustment. Gains (losses) due to foreign currency translation for the years ended December 31, 2003, 2002 and 2001 were $1,552, $558 and ($961), thousand.

Employee Stock Options—We have elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) instead of FASB Statement No. 123, “Accounting for Stock-Based Compensation.” If we had elected to adopt

FASB Statement No. 123, our net income/(loss) available to common shareholders would have been approximately $(9,900), $(9,061), and $(1,314) or $(0.97), $(1.01), and $(0.20) per diluted share for the years ended December 31, 2003, 2002, and 2001 respectively, as compared to our actual reported net income/(loss) of $(9,219), $(8,285), and $(594) or $(0.90), $(0.93), and $(0.09) per diluted share for the years ended December 31, 2003, 2002, and 2001, respectively.

Significant Business Activities

During 2003 and the first quarter of 2004, the following developments were of significance:

•	We experienced a significant increase in volume and revenues from our global conferencing platform due to increasing usage from our outsourcing relationship with AT&T. We estimate this channel could continue to grow in 2004. Revenues will depend upon customer usage.

•	We took significant action to cut costs and overhead in 2003. This included a major network reconfiguration as part of a project to rationalize and reduce our worldwide telecommunications costs. We believe this project could yield annual savings going forward of between $4 and $4.5 million. We also downsized our workforce by 12% and reorganized the video services division to reduce overhead.

•	With the retirement of Gerald Van Eeckhout as our Chairman and CEO, we named Gene Warren as President and CEO and Mack Traynor as our non-executive Chairman of the Board. In addition, following the resignation of Gavin Thomson in March 2004, Gene Warren was named interim Principal Accounting Officer.

The following table summarizes our most important revenue trends:

	2003	2002	2001
	($ in thousands)
Revenues
Audioconferencing/other revenues**	$29,644	$29,705	$29,929
Concert Channel (audioconferencing)	0	2,038	11,660
Global Services Channel (audioconferencing)*	7,545	4,160	0

Audioconferencing subtotal	37,189	35,903	41,589
Videoconferencing	18,562	17,969	5,054

Total revenues	$55,751	$53,872	$46,643

Revenue Growth Percentage	3.5%	15.5%	23.7%

*	Principally AT&T and other global customers.
**	Excluding Concert and Global Services

Concert Downsizing

Concert was a major customer in 2001 when revenues reached their peak at an annualized revenue run rate of approximately $12 million. During 2002, Concert was closed and merged into AT&T. Throughout this period, we continued to maintain our worldwide infrastructure, telecommunications network and dedicated employee base that we had originally installed to provide services through our relationship with Concert. In 2002, our estimated costs including depreciation were approximately $5 million. The reason for continuing to incur this significant infrastructure cost was due to the anticipation of additional conferencing volumes from all other sources, which were ultimately achieved as a result of the signing of an outsourced agreement with AT&T in August 2002.

AT&T Outsourcing Contract

Among many other telecommunications services, AT&T provides high quality teleconferencing services to large corporate customers in the U.S. With over four million corporate customers, many of these use teleconferencing services domestically but also have international requirements

As AT&T was previously a 50 percent shareholder in Concert and due to the existence of ACT’s established and extensive global service platform built for Concert, it was decided that ACT’s worldwide teleconferencing network with established and dedicated local facilities would be an effective way to provide conferencing services to those subsidiaries of American multinationals who are already AT&T customers in the U.S. but who require conferencing services overseas.

We started implementing this outsource contract in August, 2002 and have seen rapid revenue growth since then. Current monthly revenues are at an estimated annualized run rate of approximately $4.8 million as of January 2004 with significant additional potential growth opportunities expected in 2004 and 2005.

The outsource contract requires ACT to provide detailed levels of quality, sales and service positioning, customer provisioning and comprehensive pricing for a number of different conferencing products, services and applications. The relationship between both contracting parties is excellent; and in the absence of any (presently unknown) adverse factors, we expect this contract, which expired on March 31, 2004, to be extended through the end of 2006. We also expect this revenue stream to continue to grow.

Audioconferencing Revenues

Automated voice conferencing volumes continued to grow at a rapid rate for 2003 and pricing remained competitive. Most of our U.S. and Canadian customers have already made the transition to automated services, and we now expect strong growth in automated services in the European and Asian Pacific markets over the next few years. We expect that the growth of automated services at reduced prices will continue unabated, but the emergence of this product line nevertheless has highlighted some fundamental applications whereby operator-attended services will continue to be required by our customers. Our strategy remains to provide a broad range of services to our customers which fit their different communications needs. We expect our automated services to complement our fully-attended offering, and vice versa.

Attended voice conferencing services remains one of our core business and still accounts for approximately 40 percent of total revenues. We are focused on developing new markets and applications for customers in the attended voice conferencing services especially in areas such as training, education and large participant calls. While we do expect this overall market will grow at a much lower rate over the next few years we also believe that we may be able to achieve a higher growth rate in attended services than the overall market because we are one of the specialized, niche players and have the capacity for faster growth internationally.

Videoconferencing revenues

Videoconferencing revenues have become a more important component of our business, now comprising 33% of total revenue, due to our acquisition of PictureTel’s 1414c videoconferencing division in October 2001 and renamed ACT Videoconferencing, and our acquisition of Proximity in January 2002.

Total videoconferencing revenues grew by 3% in 2003. As with audioconferencing, we expect to see continued growth in the videoconferencing areas—especially as companies continue to reduce travel costs and executives prefer to avoid non-essential travel. In today’s uncertain climate with the threat of terrorism and warfare, videoconferencing remains an attractive proposition for high-level executives unwilling to travel.

We believe we have identified good opportunities for further cost reduction and network rationalization in our videoconferencing business especially in the telecommunications costs area. We have also identified opportunities to cross-sell our services from audioconferencing to videoconferencing, and vice versa.

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

Results of Operations

Fiscal Year Ended December 31, 2003, compared to Fiscal Year Ended December 31, 2002

Net Revenues. Net revenues increased 3 percent to $55.8 million for the year ended December 31, 2003, compared to $53.9 million for 2002. Concert audioconferencing revenues ceased in 2003. This loss of revenue was offset by a $3.4 million increase in global service channel audioconferencing. Audioconferencing accounted for 67%, 67%, and 89% percent of revenue in 2003, 2002, and 2001 respectively. Videoconferencing and other revenue grew by $0.6 million, or 3% in 2003. It accounted for the balance of our revenue. For a detailed discussion of changes in our revenue streams refer to Significant Business Activities, above.

Geographic Breakdown: In 2003 North America, Europe and Asia/Pacific—the Company’s three primary geographic markets—generated approximately 58 percent, 32 percent and 10 percent, respectively, of our revenue, compared with 61 percent, 31 percent and 8 percent in 2002.

Gross Profit. Gross profit increased 7 percent to $19.8 million for the year ended December 31, 2003, compared to $18.5 million for the prior year. Gross profit percentage increased to 35 percent of net revenues for the year ended December 31, 2003, compared to 34 percent of net revenues for 2002. This gross profit increase reflects reduced network costs, and increased usage of our worldwide infrastructure as a result of the AT&T contract, and the further stabilization of our operating costs. We anticipate continuing reductions in our video and audio network costs, so that our gross margins will eventually improve back towards our target of 50 percent of net revenues.

Selling, General and Administrative Expense. Selling, general and administrative expense for the year ended December 31, 2003 was $24.4 million or 44 percent of revenue, compared to $22.5 million or 42 percent of revenue for 2002. A large part of the 8 percent increase in such expense was incurred as legal settlement and staff severance costs. We expect, with continued strong control of our operating expenses and the benefit of programs implemented in the forth quarter of 2003, that our selling, general and administrative costs will decrease as a percentage of revenues during 2004.

Operating Loss. Operating loss declined by $1.5 million to a loss of $4.6. A non-recurring goodwill impairment charge of $2 million in 2002 negatively impacted that year’s results. Other operating costs were comparable with 2002.

Interest Expense. Net interest expense grew by 100 percent to $3.1 million from $1.5 million. This is due primarily to an increase in debt during the year of approximately 25% at interest rates substantially higher than prior debt, and recognition as a finance cost of the earned performance provision in connection with subordinated debt issues in June 2003.

Provision for Income Taxes. Provision for income taxes increased to approximately $342,000 from $125,000 for the year ended December 31, 2003, compared to 2002, as a result of increased taxable income earned by our United Kingdom and Canada subsidiaries. We paid no other income taxes due to available domestic and international tax loss carry-forwards of approximately $14 million.

NetLoss. Net loss increased by $0.9 million for the reasons discussed under Operating Loss, above, plus the effects of a loss on foreign currency transactions of $0.5 million.

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

Geographic Breakdown: In 2002 North America, Europe and Asia/Pacific—our three primary geographic markets—generated approximately 61 percent, 31 percent and 8 percent, respectively, of our revenue.

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

Provision for Income Taxes. Provision for income taxes decreased to approximately $125,000 from $875,000 for the year ended December 31, 2002, compared to 2001, due to reduced taxable income earned by our United Kingdom and Canada subsidiaries. We paid no other income taxes due to available domestic and international tax loss carry-forwards of approximately $12 million.

Net Income (Loss). Net loss increased by $7.4 million for the same reasons discussed under Operating Income (Loss), above.

Liquidity, Capital Resources and Cashflow

Sources and Uses of Funds

For the year ended December 31, 2003 we generated and used cash proceeds as follows:

•	We used $2 million for operating activities.

•	We purchased $1.6 million of capital assets.

•	Net cash provided by financing activities was $2.2 million. We repaid debt of $5.8 million and received proceeds from the issuance of new debt and attached warrants of $9.1 million. The Company also issued $0.6 million of common stock and repaid $1.7 million of preferred stock dividends and principal.

At December 31, 2003 we had approximately $13.2 million in current assets, in relation to $18.7 million in current liabilities (excluding the deferred income of $1.6 million which is not a cash liability). Subsequent to year end, we raised $3.3 million of equity financing in the first quarter of 2004.

We have assessed our cashflow needs for 2004 as follows:

•	We believe we can generate operating cash flow of approximately $2 to $4 million during 2004 based upon our current 2004 operating plan.

•	To supplement working cashflow needs, we raised $3.3 million in equity financing in the first quarter of 2004.

•	We intend to obtain additional debt and equity financings to consolidate and accelerate the pay down of certain debt items.

•	Capital expenditures for 2004 are anticipated to be in line with 2003 levels.

Many of our debt instruments are interconnected, and if there is default on any one of them, they must all be repaid. In addition, our revolving line of credit of $2 million which was due on March 31, 2004 has been extended to May 31, 2004. This is currently being re-negotiated, but failure to obtain a further renewal might cause the company to need to seek additional funds.

With the expected growth in our business and existing debt repayment requirements, we may need to seek additional sources of financing which may include: additional public or private debt, equity financing by us and/or our subsidiaries, or other financing arrangements. However, there is no assurance that the financing will be available to us and/or on acceptable terms should we decide to seek it.

The facilities-based teleconferencing service business is a capital intensive business. Our operations have required and will continue to require capital investment for: (i) the purchase and installation of conferencing bridges and other equipment in existing bridging networks and in additional bridging networks to be constructed in new service areas; (ii) the acquisition and expansion of conferencing platforms currently owned and operated by other companies; and (iii) the evolution of the platform to support new products, services and technologies. Our expected capital expenditures for general corporate and working capital purposes include: (i) expenditures with respect to our management information system and corporate service support infrastructure and (ii) operating and administrative expenses with respect to new bridging platforms, networks and debt service. We plan to make substantial capital investments in connection with plans to construct and develop new bridging networks, as well as for technology upgrades. Expansion of our bridging networks will include the geographic expansion of our existing operations, and we will consider the development of new markets. In addition, we may desire to acquire existing conferencing companies and their bridging platforms and networks in the future.

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

The financial statements do not include any adjustments that could be required if the Company were unable to continue as a going concern. The company has recorded net losses of $9.2 million in 2003 and $7.6 million in 2002. These losses and deficit cash flows have required the Company to seek additional financing and has significantly affected its continued ability to obtain financing at desirable terms . Management believes that it will be able to return the Company to a position of profitability and positive cash flow in 2004 based on actions that have been taken and the following considerations.

-	The impact of the loss of a major audioconference teleconferencing outsource contract in 2002 has now been totally absorbed.

-	A new major audio outsource contract commenced in the latter part of 2002, and although the revenue build was small in its initial stages, the revenue stream is growing and is expected to continue to grow very rapidly.

-	The rapid growth of automated voice conferencing with very competitive pricing has severely impacted operations in the past two years. The volumes continue to grow rapidly and pricing pressures are moderating. Management is taking actions to implement long-term contracts with its largest customers and to leverage its growing customer base with less price sensitive services.

-	A major network reconfiguration as part of a project to rationalize and reduce worldwide telecommunications costs which was commenced in the fourth quarter of 2003 is now generating significant telephony expense reductions.

-	The benefits of a general reduction in staffing and payroll and other operating costs, also taking effect in the fourth quarter, are now being realized.

-	The Company has raised $3.3 million of equity financing in the first quarter of 2004. With this financing and recent improved operations, the Company’ lenders have waived loan covenant violations and more attractive financing alternatives are becoming available.

Our Contractual Obligations as of December 31, 2003 are as follows:

Contractual Obligations	Payments Due by Period
(in thousands)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Debt	$17,163	$6,962	$9,909	$292	$0
Capital lease obligations	1,235	769	466	0	—
Operating leases	9,542	3,175	4,735	1,632	—

	$27,940	$10,906	$15,110	$1,924	$0

Recent Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. (FIN) 46, Consolidation of Variable Interest Entities. FIN 46 addresses the requirements for business enterprises to consolidate related entities, for which they do not have controlling interests through voting or other rights, if they are determined to be the primary beneficiary as a result of variable economic interests. FIN 46 provides guidance for determining the primary beneficiary for entities with multiple economic interests. FIN 46 is effective at the time of investment for interests obtained in a variable economic entity after January 31, 2003. Beginning in fiscal 2004, FIN 46, as amended, will be applied to interests in variable interest entities (VIEs) acquired prior to February 1, 2003. We currently have no contractual relationship or other business relationship with a variable interest entity and therefore the adoption of FIN No. 46 will not have a material effect on our consolidated financial position, results of operations or cash flows. However, if we enter into any such arrangement with a variable interest entity in the future, our consolidated financial position or results of operations may be adversely effected.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity SFAS 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatory redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not have a material impact on our consolidated financial position, results of operations or cash flows.

RISK FACTORS

An investment in our common stock involves a high degree of risk. Investors evaluating us and our business should carefully consider the factors described below and all other information contained in this Annual Report on Form 10-K before purchasing our common stock. Any of the following factors could materially harm our business, operating results and financial condition. Additional factors and uncertainties not currently known to us or that we currently consider immaterial could also harm our business, operating results and financial condition. Investors could lose all or part of their investment as a result of these factors. As defined in the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, except for the historical information contained herein, some of the matters discussed in this Annual Report on Form 10-K contain forward looking statements regarding future events that are subject to risks and uncertainties. The following factors, among others, could cause actual results to differ materially from those described by such statements.

We may fail to meet market expectations because of large fluctuations in our quarterly operating results.

As a result of increased competition, changes in the mix of automated versus attended audio conferences, competitive price pressure, and the other risks described in this section, our quarterly operating results have varied significantly from period to period in the past and are likely to continue to vary significantly in future periods. The primary factors that may cause fluctuations in our quarterly operating results include increased competition, continued pricing pressure, and ongoing market demand for conferencing services. Additionally, we expect our results to fluctuate based on seasonal sales patterns. The usage of our services declines during the northern hemisphere summer (especially in Europe in August) and around the Thanksgiving and December holidays. Our revenue during these seasons historically does not maintain the same pace as other periods of the year because of less use of our services by business customers. Quarterly variations in our operating results may make it difficult to project our future performance and could result in increased volatility in our stock price.

We may be adversely affected by downward price pressure in the teleconferencing industry.

The prices for our services are subject to rapid and frequent changes. In many cases, competitors provide their services at significantly reduced rates, or even free of charge, or on a trial basis in order to win customers. In addition, major telecommunications providers enjoy lower telephony costs as a result of their ownership of the underlying telecommunications network. As a result, these carriers can offer services similar to ours with certain volume discounts or substantially reduced prices. Price competition in the long distance market has had a negative impact on our ability to mark-up our wholesale prices on long distance transport. In response to these factors, we have reduced our pricing in certain circumstances and may be required to reduce prices further. Reductions in the prices we are able to charge may not be offset by increases in the volumes we handle, and accordingly may decrease our operating margins.

Increased use of automated teleconferencing services may result in a decrease in the average prices we charge our customers.

The trend toward increased use of teleconferencing has been accompanied by more demand for low priced automated conferencing. As the volumes of all types of teleconferences have grown, the percentage of conferences that are higher-priced, operator-attended conferences has declined, and we expect this trend to continue at least for the near term. Migration to automated services has the effect of decreasing our price per minute and may reduce our margins.

Our plans to operate and grow may be limited if we are unable to obtain sufficient financing.

Our growth into automated conferencing, web-conferencing services, video, and as an outsource provider for international calls has strained our financial resources. Nonetheless, we may need to be prepared to expand our business through further strategic acquisitions and new markets when we identify desirable opportunities. We may need additional equity and debt financing, collaborative arrangements with channel partners, or funds from other sources for these purposes. We may not be able to obtain such financing on acceptable terms, or at all. Recent debt financing has added interest expense that has further burdened our cost structure. Failure to obtain additional financing could weaken our operations or prevent us from achieving our expansion goals. Equity financings, as well as debt financing with accompanying warrants, can be dilutive to our shareholders and may make it difficult to sell additional equity at depressed prices, and certain debt financings may impose restrictive covenants on the way we operate our business.

We may not be able to fully comply with all applicable loan covenants.

We have relied on bank financing, preferred stock issuances, and debt transactions to provide needed capital while the equity markets have been depressed. These financings require compliance with certain covenants. If we are out of compliance to a material degree with any of these covenants, we may not be able to obtain waivers of non-compliance from our lenders or holders of our preferred stock. This could result in penalties ranging from the issuance of shares or warrants to these lenders or a default on our loans, which would allow certain lenders to accelerate the due date of our indebtedness to them. We may not have sufficient capital to repay any amounts of accelerated indebtedness. Our senior subordinated lenders have agreed to waive breaches of covenants of which we and they are aware, as of March 31, 2004. We cannot guarantee that any of our lenders will waive any future failures to comply with applicable covenants.

We face operational and financial risks relating to our international operations.

International sales comprise a significant portion of our revenues, and we anticipate that this will continue. As a result of their distance from the United States, different time zones, culture, management and language differences, international operations pose greater risk than our domestic operations. For example:

•	These factors make it more challenging to manage and administer a globally-dispersed business.

•	Since certain international calls are billed in the currency of the country of origin, and in-country operating expenses are paid in local currency, currency fluctuations can affect our operating results.

•	Changes in taxes, duties, labor costs, and labor regulations could adversely affect our competitive pricing in some countries.

•	Economic or political instability in one or more of our international markets could adversely affect our operations in those markets.

Our major competitors in the telecommunications industry have greater capital resources and brand name recognition than we have, which makes it difficult for us to compete with them.

The telecommunications industry is highly competitive, and most of our competitors and potential competitors have substantially greater capital resources and name recognition than we have. Accordingly, we cannot compete with them in terms of advertising, marketing, sales, and deployment of capital. Certain of our competitors that have emphasized automated conferencing services have achieved operating efficiencies through volumes that we do not yet have. To compete successfully against other telecommunications and teleconferencing providers, we must maintain competitive pricing while at the same time offering significantly higher quality services. Pricing pressures may result in a reduction in our operating margins. Alternatively, if our service quality does not meet customer expectations, our customers may move away from us in favor of more established competitors. Either of these could hinder our ability to grow our revenues and to achieve our operating goals.

Third party vendor dependency.

We rely on third party telecommunications providers for transmission of our conferencing calls. The failure of any of these providers could have an adverse effect on our ability to seamlessly service our customers.

Our revenues may fluctuate because we draw significant revenues from major clients, who may transfer their business away from us.

As disclosed in Item 1 under “Sales and Marketing” our two largest customers accounted for 14 percent of our revenues, and we expect revenues from our largest customer to grow rapidly over the near term. Due to concentration of our revenues, the loss of any one of our largest customers or one of our principal outsource channel partners would have a significant adverse effect on our conference volumes. The loss of several of our larger customers would also have an adverse effect on our volumes and this risk will increase if our largest customers increase their volumes of business with us faster than we increase volumes from other sources. Any such reduction in our volumes would have a material adverse effect on our revenues and results of operations.

Our agreements with customers generally do not contain minimum purchase commitments, and customers can easily switch to a competing provider or allocate their business among several vendors. Our customers may discontinue business with us in the future if our products and services become obsolete or technological advances allow our customers to satisfy their own teleconferencing needs. Mergers, consolidations, or other changes in ownership or alliances that impact any of our customers may also cause our customers to curtail or cease doing business with us. To the extent we lose customers due to any of these factors, our revenues will be adversely affected.

We have made only a limited entry into the web conferencing market.

We have recently entered the web or Internet based conferencing market. The annual market for Internet based conferencing services is growing rapidly. Although still small in relation to the audio conferencing market that we serve, our customers are increasingly demanding a full range of conferencing services and our web-based conferencing services are beginning to grow. However, if we do not fully develop this market, especially in web conferencing and Internet telephony, we may experience a slowdown in our overall conferencing revenue growth and our competitors may grow faster than we are able to grow. The expansion of our business into Internet-based service offerings, simultaneously with other growth needs, will place a strain on our current financial and staff resources. If we are not able to deploy the assets and personnel needed to fully support web-based services, we expect to miss out on significant growth opportunities.

If our Internet telephony conferencing services do not gain market acceptance or we are unable to finance this opportunity, our potential for growth in this market sector will be limited.

We estimate that over the next 3 years we will convert certain of our existing high volume multinational customers to an Internet telephony based conferencing service with the ability to handle higher volumes at lower prices. We cannot be certain that Internet telephony services will continue to gain worldwide corporate acceptance or prove to be a viable alternative to traditional telephone service. If the Internet telephony market fails to develop or develops slower than we expect, our future revenues from teleconferencing over the Internet will be limited. This could adversely affect the revenue growth rate that we currently expect to achieve. Our prospective Internet telephony solutions also will be affected by the availability of capital.

Other technological innovations could render our current services obsolete.

We expect technical innovations to stimulate new developments in teleconferencing services. Such technical innovations include the development of more sophisticated computers, telephone sets, private branch exchanges, customer-owned bridges, centralized office switching equipment, and Internet telephony services. Other technology-based competitive developments within the telecommunications industry, such as low-priced long distance services and new uses for the Internet, may lead the major telecommunications companies to offer low-cost teleconferencing services as a strategy to obtain greater market share in other product areas. These innovations and developments could render our current service offerings obsolete or uneconomic, which could cause us to lose customers and revenues.

We occasionally experience technical malfunctions and other hazards which adversely affect our operations and create costs.

We depend upon our software systems, communications hardware, and enhanced services platform to conduct our conferencing business on a worldwide basis. Our systems, communications hardware, vendors’ services, and platform are vulnerable to damage or interruption from:

•	Natural disasters.

•	Power loss.

•	Telecommunication failures.

•	Loss of Internet access.

•	Physical and electronic break-ins.

•	Hardware defects.

•	Computer viruses.

•	Intentional acts of vandalism, terrorism, or similar events.

In previous years our business has been affected by occasional network failures with consequent poor service and loss of customer goodwill. We estimate that we usually have 6 to 10 major failures every year as a result of the factors listed above. Any increase in outages or failures due to these types of hazards would result in additional costs resulting from business interruption, and we could lose customers affected by these outages.

There are few regulatory barriers to entry into our current markets, and new competitors may enter at any time.

There are few regulatory barriers to competition in our markets. Recent federal legislation in the United States allows local exchange carriers to offer teleconferencing services. This legislation may result in additional competition if some or all of the local exchange carriers, including any of the regional Bell operating companies, choose to enter or expand their activities in the teleconferencing market in the United States.

Moreover, there are no significant regulatory barriers to enter the foreign markets we serve in Australia, Canada, France, Germany, Hong Kong, the Netherlands, Singapore, or the United Kingdom, and competitors may enter at any time. To the extent that our customers or potential customers choose to do business with these competitors, their entry into our markets would adversely affect our ability to grow our conferencing volumes and generate revenue.

Our common stock price has been highly volatile, and we expect this volatility to continue.

The market price of our common stock is highly volatile and may decline further. For example, from January 1, 2002 through December 31, 2003 our stock price ranged from a high of $8.68 to a low of $.65, and closed on December 31, 2003 at $1.08. On April 8, 2004 our common stock closed at $2.99. We anticipate that the volatility of our common stock price may continue due to factors such as:

•	Actual or anticipated fluctuations in results of our operations.

•	Changes in or failure to meet securities analysts’ expectations.

•	Changes in market valuations of other teleconferencing companies.

•	Announcements by us or our competitors of significant technological innovations, contracts, acquisitions, strategic partnerships, joint ventures, or capital commitments.

•	Introduction of new services by us or our competitors.

•	Conditions and trends in the teleconferencing industry and related technology industries.

•	Future sales of our common stock by warrant and option holders, including sales by the selling shareholders listed in this prospectus.

These factors are in addition to significant price and volume fluctuations in the securities markets that may be unrelated to our operating performance.

Provisions of our articles of incorporation and agreements we have entered could delay or prevent a change in control of ACT.

Certain provisions of our articles of incorporation, and certain agreements we have entered, may discourage, delay, or prevent a merger or acquisition that a shareholder may consider favorable. These provisions include:

•	Authority of the board of directors to issue preferred stock.

•	Prohibition on cumulative voting in the election of directors.

•	Election of directors by class for terms of three years.

•	Limitations on the ability of third parties to acquire us by their offer of a premium price to selected shareholders.

•	Agreements with key executives which provide special termination payments in the event of a change in control.

•	A share rights plan that enables shareholders to dilute an acquiring person’s investment through the shareholders’ purchase of a large number of shares.

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

	2004	2005	2006	2007	Total
	($ in thousands)
Long term debt (including current portion)
Fixed rate	$6,962	$1,872	$8,037	$292	$17,163
Average interest rate	22.1%	27.3%	7.0%	7.0%	16.0%

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

Item 8. Financial Statements and Supplementary Data

See “Index to Consolidated Financial Statements” at page F-1.

Item 9. Changes in and Disagreements with Accountants

The Board of Directors of ACT Teleconferencing, Inc. directed the Audit Committee of the Board to select a new independent auditing firm. On October 28, 2003, ACT engaged the firm selected by the Audit Committee, Hein + Associates LLP, as independent auditors for the remainder of the fiscal year ending on December 31, 2003, to replace the firm of Ernst & Young (“E&Y) who were dismissed as ACT’s accountant on that date for the remainder of the fiscal year ending December 31, 2003.

The audit reports of E&Y regarding ACT’s financial statements, including reports of E&Y, for the years ended December 31, 2002 and 2001, do not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles. ACT has not had any disagreements with E&Y on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to E&Y’s satisfaction, would have caused E&Y to make reference to the subject matter of the disagreement in connection with its reports.

None of the reportable events described under Item 304(a)(1)(v) of Regulation S-K occurred within ACT’s two most recent fiscal years or the interim period from December 31, 2002 through October 20, 2003, and ACT has not consulted with Hein & Associates, LLP regarding any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K.

Item 9A. Controls and Procedures

We have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2003. Based upon that evaluation, our Chief Executive Officer, who is currently serving on an interim basis as our principal Financial Officer as well, concluded that our disclosure controls and procedures are effective in causing information to be recorded, processed, summarized, and reported to ensure that the quality and timeliness of our public disclosures comply with our SEC disclosure obligations. There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART III

Item 10. Directors and Executive Officers of the Registrant

Incorporated by reference from the Company’s Proxy Statement for Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 2003.

Item 11. Executive Compensation

Incorporated by reference from the Company’s Proxy Statement for Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 2003.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Incorporated by reference from our Proxy Statement for Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 2003.

Item 13. Certain Relationships and Related Transactions

Incorporated by reference from our Proxy Statement for Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 2003.

Item 14. Disclosure, Controls and Procedures

Incorporated by reference from our Proxy Statement for Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 2003.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1), (2) The Financial Statements and Schedule I –Condensed Financial Information of Registrant and Schedule II –Valuation and Qualifying Accounts listed on the index on Page F-1 following are included herein by reference. All other schedules are omitted, either because they are not applicable or because the required information is shown in the financial statements or the notes thereto.

(a) (3) Exhibits:

Index to Exhibits

All exhibits are filed electronically or incorporated by reference.

Number		Description

2.1(1)		Share purchase agreement dated January 17, 2001 by and between ACT Teleconferencing, Inc. and David L. Holden & others.

2.2(2)		Asset Purchase Agreement by and between ACT Teleconferencing, Inc., ACT Videoconferencing, Inc. and PictureTel Corporation dated as of October 4, 2001.

2.3(3)		Agreement and Plan of Merger dated as of December 21, 2001, by and among ACT Teleconferencing, Inc., ACT Proximity, Inc., Proximity, Inc., Robert C. Kaphan, Richard Parlato, and North Atlantic Venture Fund II, L.P.

3.1(4)		Restated articles of incorporation of ACT Teleconferencing, Inc., dated April 15, 1996, as amended October 18, 1999, and November 26, 2001

3.1.1(5)		Certificate of Designations, Preferences and Rights of Series B Junior Participating Preferred Shares, filed December 2, 1999

3.1.2(6)		Certificates of Designations, Preferences, and rights of Series C Preferred Stock, filed May 17, 2002

3.1.3		Articles of Amendment to Certificate of Designations, Preferences and Rights of Series B Junior Participating Preferred Shares, filed February 6, 2004 (filed herewith)

3.2(7)		Bylaws of ACT, amended and restated as of May 22, 2001

4.1(8)		Form of specimen certificate for common stock of ACT

10.1(8)	**	Stock option plan of 1991, as amended, authorizing 400,000 shares of common stock for issuance under the plan

10.2(8)	**	Form of stock option agreement

10.3(9)		Form of representatives’ warrant dated June 9, 2000

10.10(8)	**	Split dollar insurance agreement dated March 1, 1990, between ACT and Gerald D. Van Eeckhout

10.11(1)	**	Variation of D Holden’s Service Agreement, dated January 17, 2001 by and between ACT Teleconferencing Limited and David Holden

10.13(1)		Instrument constituting £1,172,000 convertible secured A loan notes and £2,980,000 convertible secured B loan notes by and between ACT Teleconferencing, Inc. and David L. Holden & others

10.19(10)	**	Stock option plan of 1996, as amended

10.20(4)	**	Employee stock purchase plan of 1998, as amended

10.22(11)		Loan and security agreement dated March 31, 1998 and form of stock purchase warrant with Sirrom Capital Corporation and Equitas L.P.

10.25(12)		Contract for the Supply of Conferencing Services Design Development and Implementation signed July 14, 1998 between ACT Teleconferencing Services, Inc. and Concert Global Networks Limited

10.26(12)		Agreement for the Supply of Conferencing Services signed July 14, 1998 between ACT Teleconferencing Services, Inc. and Concert Global Networks Limited

10.27(12)		Agreement for Videoconferencing Equipment and Services among ACT Videoconferencing, Inc. and the GTE Telephone Operating Companies named therein, dated October 1, 1998

10.28(4)	**	Stock option plan of 2000, as amended

10.29(4)		Service order attachment signed March 15, 2001, between ACT Teleconferencing Services, Inc. and AT&T Corporation for the supply of domestic voice/data services

10.31(2)		Note in the original principal amount of $2.25 Million with ACT Teleconferencing, Inc. as maker and PictureTel Corporation as holder

10.33(2)		Amended and Restated Warrant dated October 11, 2001 between ACT Teleconferencing, Inc. and GMN Investors II, L.P.

10.36(13)		Promissory Note from Gerald Van Eeckhout in favor of ACT Teleconferencing, Inc. dated July 25, 2001

10.37(13)		Security Agreement between Gerald Van Eeckhout and ACT Teleconferencing, Inc. dated July 25, 2001

10.42(14)		Videoconference Services Agreement between ACT Videoconferencing and Bristol Meyers Squibb Company*

10.46(15)	**	2002 Performance Incentive Plan

10.47(16)		Revolving Credit and Term Loan Agreement dated October 16, 2002 by and among ACT Teleconferecing, Inc. and certain subsidiaries thereof, and Vectra Bank Colorado, N.A.

10.48(16)		Security Agreement dated October 16, 2002 by and among ACT Teleconferecing, Inc. and certain subsidiaries thereof, and Vectra Bank Colorado, N.A.

10.49(16)		Revolving Promissory Note dated October 16, 2002 by and among ACT Teleconferecing, Inc. and Vectra Bank Colorado, N.A.

10.50(16)		Term Promissory Note dated October 16, 2002 by and among ACT Teleconferecing, Inc. and Vectra Bank Colorado, N.A.

10.51(17)		Note Agreement for Senior Secured Subordinated Notes and Warrant to Purchase Common Stock among ACT Teleconferencing, Inc. and certain of its subsidiaries, and the investors named therein, dated May 12, 2003

10.52(18)		First Amendment, Consent and Waiver among ACT Teleconferencing, Inc. and certain of its subsidiaries, and the investors named therein, effective as of May 12, 2003

10.53(18)		Second Amendment, Consent and Waiver among ACT Teleconferencing, Inc. and certain of its subsidiaries, and the investors named therein, effective as of August 14, 2003

10.54(18)		Third Amendment among ACT Teleconferencing, Inc. and certain of its subsidiaries, and the investors named therein, dated October 23, 2003

10.55(18)		Fourth Amendment, Consent, Waiver and Forbearance Agreement among ACT Teleconferencing, Inc., certain subsidiaries thereof, and the investors named therein, effective as of January 8, 2004

10.56(19)		Form of Warrant Agreement by and between ACT Teleconferencing, Inc. and CapEx, L.P. dated October 15, 2003

10.57		Form of Warrant Agreement by and among ACT Teleconferencing, Inc., Robert Kaphan and Richard Parlato, dated January 2, 2004 (filed herewith)

10.58(20)		Securities Purchase Agreement by and among ACT Teleconferencing, Inc. and certain preferred stock purchasers, dated May 17, 2002

10.59(20)		Registration Rights Agreement by and among ACT Teleconferencing, Inc. and certain preferred stock purchasers, dated May 17, 2002

10.60(18)		Form of Stock Purchase Agreement of January 8, 2004 with Barron Partners, L.P.

10.61(18)		Form of Registration Rights Agreement of January 8, 2004 with Barron Partners, L.P.

10.62(21)		Stock Purchase Agreement dated February 18, 2004 with Fuller and Thaler Behavioral Finance Fund, Ltd.

10.63(21)		Stock Purchase Warrant dated February 18, 2004 with Fuller and Thaler Behavioral Finance Fund, Ltd.

10.66	**	Amended and Restated Employment Agreement between Gene Warren and ACT Teleconferencing, Inc., dated May 1, 2003 (filed herewith)

23.1		Consent of Hein+Associates LLP (filed herewith)

23.2		Consent of Ernst & Young LLP (filed herewith)

31.1		Rule 13a-14(a) certification of Chief Executive Officer/interim principal financial officer (filed herewith)

32.1		Section 1350 certification of Chief Executive Officer/interim principal financial officer (filed herewith)

*	Certain portions of this exhibit have been excluded from the publicly-available document, and the Securities and Exchange Commission has issued an order granting our request for confidential treatment of the excluded information.
**	Management contract or compensatory arrangement.
(1)	Incorporated by reference, attached as an exhibit to our report on Form 8-K filed with the Securities and Exchange Commission on January 31, 2001, File No. 0-27560.
(2)	Incorporated by reference, attached as an exhibit to our report on Form 8-K filed with the Securities and Exchange Commission on October 18, 2001, File No. 0-27560.
(3)	Incorporated by reference, attached as exhibit 10.1 to our report on Form 8-K filed with the Securities and Exchange Commission on January 16, 2002, File No. 0-27560.
(4)	Incorporated by reference, attached as an exhibit to our registration statement on Form S-1, filed with the Securities and Exchange Commission on December 3, 2001, File No. 333-744138.
(5)	Incorporated by reference, attached as Exhibit A to Exhibit 1 to our registration statement on Form 8A, filed with the Securities and Exchange Commission on December 7, 1999, File No. 0-27560.
(6)	Incorporated by reference, attached as an exhibit to our report on Form 8-K filed with the Securities and Exchange Commission on May 23, 2002, File No. 0-27560.
(7)	Incorporated by reference, attached as an exhibit to our Form 10-Q for the quarter ended June 30, 2001, filed with the Securities and Exchange Commission on August 21, 2001, File No. 0-27560.
(8)	Incorporated by reference, attached as an exhibit to our registration statement on Form SB-2, filed with the Securities and Exchange Commission on October 10, 1995, and amendments to our Form SB-2, File No. 33-97908-D.
(9)	Incorporated by reference, attached as Exhibit 1.3 to our registration statement on Form S-1, filed with the Securities and Exchange Commission on March 10, 2000, File No. 33-32156.

(b) Reports on Form 8-K—We filed the following reports on Form 8-K with the Securities and Exchange Commission during the last quarter of 2003:

On October 16, 2003, we furnished a press release on Form 8-K under Item 12, reporting our third quarter financial performance and our downsizing.

On November 3, 2003, we filed a Form 8-K, and an amended Form 8-K on November 5, 2003, and December 2003 reporting our change in accountants.

On November 20, 2003, we furnished a press release on Form 8-K under Item 12, reporting our third quarter financial results.

On December 19, 2003, we furnished a press release on Form 8-K under Item 9, reporting our management transition.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACT TELECONFERENCING, INC.

Date: April 14, 2004	By:	/s/ Gene Warren
Gene Warren Chief Executive Officer

Pursuant to the requirements of the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, and in the capacities and on the dates indicated.

Signature	Title

/s/ Gene Warren Gene Warren	Chief Executive Officer (Principal Executive Officer and Principal Financial & Accounting Officer)

/s/ RONALD J. BACH Ronald J. Bach	Director

/s/ JAMES F. SEIFERT James F. Seifert	Director

/s/ GERALD D. VAN EECKHOUT	Director and Chairman Emeritus
Gerald D. Van Eeckhout

/s/ MACK V. TRAYNOR III	Director and Chairman of the Board
Mack V. Traynor III

Item 15A. ACT Teleconferencing, Inc. Index to Consolidated Financial Statements

INDEPENDENT AUDITOR’S REPORT

Board of Directors

ACT Teleconferencing, Inc.

Golden, Colorado

We have audited the accompanying consolidated balance sheet of ACT Teleconferencing, Inc. and subsidiaries as of December 31, 2003, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year ended December 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ACT Teleconferencing, Inc. and subsidiaries as of December 31, 2003 and the results of their operations and their cash flows for the year ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedules listed in the index of consolidated financial statements are presented for purposes of complying with the Securities and Exchange Commission’s rules and are not part of the basic consolidated financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

HEIN & ASSOCIATES LLP

Denver, Colorado

April 14, 2004

ACT Teleconferencing, Inc.

Consolidated Balance Sheets

December 31, 2003 and 2002

($ in Thousands, except shares)	2003	2002
Assets
Current assets:
Cash and cash equivalents	$1,726	$3,176
Accounts receivable (net of allowance for doubtful accounts of $652 and $1,029)	10,258	11,498
Short term note receivable from a related party	0	268
Prepaid expenses and other current assets	1,210	1,285

Total current assets	13,194	16,227

Equipment:
Telecommunications equipment	23,021	21,684
Software	6,591	5,510
Office equipment	11,667	10,024
Less: accumulated depreciation	(19,998)	(13,773)

Total equipment—net	21,281	23,445

Other assets:
Goodwill	18,264	18,264
Other intangible assets (net of accumulated amortization of $784 and $527)	780	1,104
Investments	100	100
Other long term assets	1004	320

Total assets	$54,623	$59,460

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$6,171	$7,448
Accrued liabilities	4,729	3,849
Deferred revenue—current	1,648	1,728
Current portion of debt	6,378	5,019
Current portion of debt to related party	634	—
Capital lease obligations due in one year	769	1,243
Income taxes payable	51	560

Total current liabilities	20,380	19,847

Commitments and contingencies—Notes 2 and 3

Long-term debt	3,121	4,676
Long-term debt due to related party	7,080	4,019
Capital lease obligations due after one year	466	1,358
Deferred revenue—long term	—	1,643
Other long term liabilities	939	—
Deferred income taxes	527	378

Convertible, redeemable preferred stock	—	2,698

Shareholders’ equity:
Common stock, no par value; 25,000,000 shares Authorized, 11,020,207 and 8,972,623 shares issued and 10,940,207 and 8,842,623 outstanding in 2003 and 2002, respectively	43,310	38,370
Treasury stock, at cost (80,000 shares)	(241)	(236)
Accumulated deficit	(21,671)	(12,453)
Accumulated other comprehensive loss	712	(840)

Total shareholders’ equity	22,110	24,841

Total liabilities and shareholder’s equity	$54,623	$59,460

See accompanying notes to consolidated financial statements.

ACT Teleconferencing, Inc.

Consolidated Statements of Operations

For the years ended December 31, 2003, 2002, and 2001

($ In thousands, except shares and per share data.)	2003	2002	2001
Net Revenues	$55,751	$53,872	$46,643
Cost of Service	35,962	35,396	24,526

Gross Profit	19,789	18,476	22,117
Selling, general and administration expense	24,367	22,527	20,118
Impairment of Goodwill	—	2,000	—

Operating income (loss)	(4,578)	(6,051)	1,999

Interest (expense) net	(3,113)	(1,472)	(1,340)

Foreign Currency (Loss)	(460)	—	—

Income (loss) before income taxes	(8,151)	(7,523)	659

(Provision) for income taxes	(342)	(125)	(875)

Net (loss)	(8,493)	(7,648)	(216)

Preferred stock dividends	(726)	(637)	(378)

Net income (loss) available to common shareholders	$(9,219)	$(8,285)	$(594)

Weighted average number of shares outstanding—basic and diluted	10,216,279	8,952,840	6,653,974

Net income (loss) per share
Basic and Diluted	$(0.90)	$(0.93)	$(0.09)

See accompanying notes to consolidated financial statements.

ACT Teleconferencing, Inc.

Consolidated Statements of Shareholders’ Equity

For the years ended December 31, 2003, 2002, and 2001

	Common Stock		Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
($ In Thousands)	Shares	Amount
Balance at December 31, 2000	5,671,140	16,492	—	(3,573)	(438)	12,481
Shares issued for acquisitions	1,129,231	8,678				8,678
Shares issued in private placement	769,231	4,634				4,634
Exercise of options and warrants	751,553	3,172				3,172
Shares issued to extinguish debt	200,000	1,310				1,310
Shares issued to employees and consultants	106,479	304				304
Issuance of warrant in association with debt		176				176
Purchase of treasury stock	(7,500)		(37)			(37)

Preferred dividend				(378)		(378)
Comprehensive loss
Net loss				(216)		(216)
Other comprehensive loss, net of tax
Foreign currency translation adjustment					(961)	(961)

Total comprehensive loss						(1,177)

Balance at December 31, 2001	8,620,134	34,766	(37)	(4,167)	(1,399)	29,163
Shares issued for acquisition	350,000	2,663				2,663
Issuance of warrants in association with debt and preferred stock		718				718
Exercise of options	20,000	20				20
Shares issued to employees & consultants	58,889	203				203
Purchase of treasury stock	(76,400)		(199)			(199)
Preferred dividend and accretion to redemption value of convertible preferred stock				(637)		(637)
Comprehensive loss
Net loss				(7,648)		(7,648)
Other comprehensive loss, net of tax
Foreign currency translation adjustment					558	558

Total comprehensive loss						(7,090)

Balance at December 31, 2002	8,972,623	38,370	(236)	(12,452)	(841)	24,841
Issuance of warrants in association with debt		2,098				2,098
Exercise of options	29,813	36				36
Shares issued to employees & consultants	479,407	659				659
Shares and warrants issued in legal settlement	150,000	430				430
Purchase of treasury stock	(5,500)		(5)			(5)
Preferred dividend and accretion to redemption value of convertible preferred stock				(726)		(726)
Redemption of preferred stock through issuance of common stock	1,393,864	1,717				1,717
Comprehensive loss
Net loss				(8,493)		(8,493)
Other comprehensive loss, net of tax
Foreign currency translation adjustment					1,553	1,553

Total comprehensive loss						(6,940)

Balance at December 31, 2003	11,020,207	$43,310	$(241)	$(21,671)	$712	22,110

See accompanying notes to consolidated financial statements.

ACT Teleconferencing, Inc.

Consolidated Statements of Cash Flow

For the years ended December 31, 2003, 2002, and 2001

($ In Thousands)	2003	2002	2001
Operating activities
Net (loss)	$(8,493)	$(7,648)	$(216)
Adjustments to reconcile net (loss) to net cash provided by (used for) operating activities:
Depreciation	5,058	4,472	3,529
Impairment of Goodwill	—	2,000	—
Foreign Currency Transaction (Gain) Loss	460	—	—
Amortization of goodwill and other intangibles	363	319	614
Deferred Income	(1,722)	—	—
Amortization of debt costs	447	204	653
Deferred income taxes	100	(71)	144
Shares issued for consulting fees and employee service	659	111	69

Cash flow before changes in operating assets and liabilities:	(3,128)	(613)	4,793
Changes in operating assets and liabilities, net of effects of business combinations:
Accounts receivable	2,036	(1,276)	(1,304)
Prepaid expenses and other assets	(331)	(388)	(293)
Accounts payable	(1,657)	2,775	646
Accrued liabilities	1,510	(113)	1,037
Income taxes payable	(527)	(609)	458

Net cash (used for) provided by operating activities	(2,097)	(224)	5,337

Investing activities
Equipment purchases	(1,619)	(5,221)	(4,246)
Cash held in escrow	—	1,356	(1,356)
Cash paid for acquisitions net of cash acquired	—	(611)	(2,231)

Net cash used for investing activities	(1,619)	(4,476)	(7,833)

Financing activities
Net proceeds from the issuance of debt	7,042	6,020	2,374
Repayments of debt	(5,792)	(5,867)	(4,724)
Exercise of options	36	—	—
Net proceeds from the issuance of common stock currently in legal settlement	430	223	8,073
Net proceeds from the issuance of warrants in association with debt	2,098	—	—
Purchase of treasury stock	(5)	(199)	(37)
Net proceeds from issuance of preferred stock	—	4,600	(690)
Payments of preferred stock dividends and principal	(1,708)	(1,850)	—

Net cash provided by financing activities	2,101	2,927	4,996
Effect of exchange rate translation on cash	165	(178)	(398)

Net (decrease) increase in cash and cash equivalents	(1,450)	(1,951)	2,102
Cash and cash equivalents beginning of year	3,176	5,127	3,025

Cash and cash equivalents end of year	$1,726	$3,176	$5,127

See accompanying notes to consolidated financial statements.

ACT Teleconferencing, Inc.

Notes to Consolidated Financial Statements

December 31, 2003 and 2002

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

Basis of Presentation

The consolidated financial statements include the accounts of ACT Teleconferencing, Inc, and its wholly-owned domestic and worldwide subsidiaries. Significant intercompany accounts and transactions have been eliminated.

The financial statements do not include any adjustments that could be required if the Company were unable to continue as a going concern. The company has recorded net losses of $9.2 million in 2003 and $7.6 million in 2002. These losses and deficit cash flows have required the Company to seek additional financing and has significantly affected its continued ability to obtain financing at desirable terms . Management believes that it will be able to return the Company to a position of profitability and positive cash flow in 2004 based on actions that have been taken and the following considerations.

-	The impact of the loss of a major audioconference teleconferencing outsource contract in 2002 has now been totally absorbed.

-	A new major audio outsource contract has commenced in the latter part of 2002, and although the revenue build was small in its initial stages, the revenue stream is growing and is expected to continue to grow very rapidly.

-	The rapid growth of automated voice conferencing with very competitive pricing has severely impacted operations in the past two years. The volumes continue to grow rapidly and pricing pressures are moderating. Management is taking actions to implement long-term contracts with its largest customers and to leverage its growing customer base with less price sensitive services.

-	A major network reconfiguration as part of a project to rationalize and reduce worldwide telecommunications costs which was commenced in the fourth quarter of 2003 is now generating significant telephony expense reductions.

-	The benefits of a general reduction in staffing and payroll and other operating costs, also taking effect in the fourth quarter, are now being realized.

-	The Company has raised $3.3 million of equity financing in the first quarter of 2004. With this financing and recent improved operations, the Company’ lenders have waived loan covenant violations and more attractive financing alternatives are becoming available.

Revenue Recognition

Revenue is recognized upon completion of conferencing services. The Company generally does not charge up-front fees and bills its customers based on usage. Revenue for video and other equipment sales is recognized upon delivery and installation.

On November 5, 2002, the Company received 5,280 unused Compunetix audio conference ports as compensation for services rendered and to be rendered under an existing contract to provide audio conferencing services. The $3.7 million fair market value of this equipment was recorded as deferred revenue and is being recognized over the remaining term of the supplier contract which ends December 31, 2004. The deferred revenue balance related to this transaction was $1.6 million and $3.3 at December 31, 2003 and December 31,2002 respectively.

Use of Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Significant estimates have been used in the analysis of goodwill impairment.

In accordance with EITF 01-14, the Company has recorded as revenue $864,000 received as reimbursement for out-of-pocket expenses in 2002. This amount relates to a new business relationship and did not relate to business activities in 2000 and 2001.

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

Statement of Financial Accounting Standards (“SFAS”) No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”) became effective for the Company beginning January 1, 2002. The implementation of SFAS 144 did not have an effect on the Company’s financial position, results of operations or liquidity.

Internal Use Software

The Company capitalizes costs of materials, consultants, and payroll and payroll-related costs which are incurred in developing internal-use computer software, beginning once the application development stage is attained and continuing until the post-implementation/operation stage is achieved. Costs incurred prior and subsequent to the application development stage are charged to general and administrative expenses. The Company capitalized internal use software development costs of approximately $1.0 million, $1.1 million, and $1.0 million for the year ended December 31, 2003, 2002, and 2001, respectively.

ACT Teleconferencing, Inc.

Notes to Consolidated Financial Statements—(Continued)

1. Organization and Significant Accounting Policies (continued)

Goodwill

Goodwill represents the excess of purchase price over tangible and other intangible assets acquired less liabilities assumed arising from business combinations. SFAS No. 142 , Goodwill and Other Intangible Assets”‘ (“SFAS 142”), issued in June 2001, requires that goodwill acquired in business combination after June 30, 2001 not be amortized. In addition, as required by SFAS 142, the Company ceased amortizing all goodwill effective January 1, 2002. Prior to the adoption of SFAS 142, goodwill was amortized on a straight-line basis over 15 or 25 years. The statement also provides specific guidance about how to determine and measure goodwill and intangible asset impairment, and requires additional disclosure of information about goodwill and other intangible assets. The Company completed the initial goodwill impairment test required by SFAS 142 as of January 1, 2002 and no impairment charges were necessary. The phase two assessment was performed by the Company as required. As a result of this assessment, an impairment was identified in the goodwill of the video segment of the business as revenues and profits did not meet original expectations. This resulted in a noncash charge to operations for a goodwill write-down of $2,000,000 in the fourth quarter of 2002. In completing this assessment, the Company compared the estimated fair value to the current carrying value of goodwill. The fair value was derived using cash flow analysis. The assumptions used in the cash flow analysis used discounted cash flow rates of 30% and included estimates of future growth, gross margins and effective tax rates. No further impairments were identified in the 2003 impairment test.

These assumptions require significant judgement and actual results may differ from assumed and estimated amounts.

Goodwill attributed to 2001 acquisitions, occurring subsequent to June 30, 2001, was approximately $8.7 million. Goodwill recorded for business combinations during the year ended December 31, 2002 was approximately $3.9 million.

The following presents net income and per share amounts exclusive of goodwill amortization, as required by SFAS 142:

	For the Year Ended December 31, 2001
	Net Income (Loss)	Basic Earnings Per Share
Reported net income and earnings per share	$(594)	$(0.09)
Add back: goodwill amortization, net of tax	306	0.05

Adjusted net loss and earnings per share	$(288)	$(0.04)

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

Goodwill recorded at the segment reporting level was $11.3 million, $11.3 million, and $9.5 million in video conferencing, for the years ending December 31, 2003, 2002, and 2001. In audio conferencing, goodwill was recorded at $7.0 million as of all three year-ends.

Other Intangible Assets

Other long term assets includes a non-compete agreement that was entered into in association with the January 17, 2001 purchase of the 40% minority interest in ACT Teleconferencing Limited. The agreement was valued by an independent appraisal at approximately $1.5 million and is being amortized over 5 years, the term of the agreement. For the year ended December 31, 2003, the Company amortized approximately $300,000 related to this intangible asset. Accumulated amortization related to this asset at December 31, 2003 and 2002 was approximately $762,000, and $527,000 respectively.

Foreign Currency Conversion and Translation

ACT Teleconferencing Inc. and its US subsidiaries (“ACT”) use the U.S. dollar as its functional currency and its international subsidiaries use their local currencies as their respective functional currencies. Financial statements of foreign subsidiaries are translated into U.S. dollars at current rates, except that revenues, costs and expenses are translated at average current rates during each reporting period.

Intercompany transactions between ACT and its affiliates throughout 2003 were billed at one standard exchange rate for the year. The intercompany accounts were settled using spot rates in effect at the date of settlement. Gains and losses resulting from these foreign currency transactions are included in the consolidated statement of operations. In addition, exchange gains arising from the restatement into US dollars of the net intercompany accounts at the balance sheet date are also included in the consolidated statement of operations as though such accounts had been settled on the balance sheet date. The foreign exchange loss arising from such transactions in 2003 was $460.

The effect of translating all other accounts of ACT’s foreign subsidiaries into U.S. dollars has been included in stockholders’ equity as a cumulative foreign currency translation adjustment. Prior to 2003, ACT treated intercompany transactions as investments, and gains and losses from remeasurement of those accounts were also were included in the cumulative foreign translation adjustment. Gains (losses) due to foreign currency translation for the years ended December 31, 2003, 2002 and 2001 were $1,553,000, $558,000 and ($961,000) respectively.

Cash and Cash Equivalents

The Company considers all liquid investments not supporting letters of credit and with original maturities of three months or less when purchased to be cash equivalents.

ACT Teleconferencing, Inc.

Notes to Consolidated Financial Statements—(Continued)

1. Organization and Significant Accounting Policies (continued)

Reclassifications

Certain reclassifications were made to the 2001 financial statement presentation in order to conform to the 2002 presentation. These reclassifications had no effect on net income or retained earnings as previously stated.

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

Stock Based Compensation

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The Company’s pro forma information is as follows:

Pro forma information regarding net income and earnings per share is required by FASB Statements No. 123 and No. 148, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model. The following are weighted-average assumptions for 2003, 2002, and 2001 respectively: risk-free interest rate of 2.5% in 2003 , 3.0% in 2002, and 5.0% in 2001; a dividend yield of 0%; volatility factors of the expected market price of the Company’s common stock of 0.97 in 2003, 0.76 in 2002 and 0.77 in 2001; and a weighted-average expected life of the option of 5.0 years in 2003, 5.2 years in 2002, and 7 years in 2001. In 2003, the value of options was also adjusted by 37% for long term to expiration and marketability factors.

	2003	2002	2001
Net income (loss) available to common shareholders	$(9,219)	$(8,285)	$(594)
Net (loss) per share	$(0.90)	$(0.93)	$(0.09)
Amortization of estimated fair value of option amortization as per SFAS 123	$(681)	$(776)	$(720)
Adjusted net loss available to common shareholders	$(9,920)	$(9,061)	$(1,314)
Adjusted net (loss) per share	$(.97)	$(1.01)	$(0.20)

ACT Teleconferencing, Inc.

Notes to Consolidated Financial Statements—(Continued)

2. Long and Short Term Debt

The following debt instruments are owed by ACT Teleconferencing, Inc., unless otherwise noted.

	December 31,
	2003	2002
Notes payable to a related party for the acquisition of the 40% interest in ACT Teleconferencing Limited that was purchased during 2001. Amounts are due between April 2004 and December 2005. The amounts bear interest at 8%.	$3,212	$4,019

Unsecured promissory note payable due to the seller of the 1414c video conferencing assets. The note bears interest payable at an annual rate of 10% with principal payments due in four equal semi-annual installments beginning April 2002.	621	1,250

ACT Teleconferencing Services, Inc., a United States subsidiary, has a line of credit secured by its tangible and intangible assets. The line of credit carries an interest rate of prime plus 1.25% (5.5% at December 31, 2003) per annum with a borrowing base restricted to qualified accounts receivable up to $2 million. The line of credit expired on March 31, 2004 and has been extended to May 31, 2004.	2,000	2,000

Subordinated promissory note payable bearing an interest rate of 13.5% per annum. Principal is due on the maturity date of March 31, 2005. The note is secured by a second lien on Company assets, subordinated to the Company’s senior lenders.	518	890

$1.8 million line of credit to equipment vendor bearing interest at 6% per annum. Payments are due in monthly installments calculated on 8% of principal balance plus interest	285	408

Term note due to a bank, in monthly installments, by ACT Teleconferencing, Inc at an interest rate of 7% per annum. Amounts are due between November 2002 and October 2005.	1,528	2,362

Note payable, due on demand, by ACT Videoconferencing, Inc., a United States subsidiary, to an equipment vendor at an interest rate of 7%.	263	280

ACT Teleconferencing, Inc.

Notes to Consolidated Financial Statements—(Continued)

2. Long and Short Term Debt (Continued)

	December 31,
	2003	2002
Notes payable and revolving lines of credit, through vendors and various banks, secured by accounts receivable and equipment at interest rates ranging from 5.9% to 9.8%. Amounts are due between January 2003 and October 2005.	474	780

Note payable to equipment vendor bearing interest at 7% per annum. Term is 60 months beginning January 1, 2003 with interest only payments for the first twelve months.	1,056	1,056

Subordinated promissory note payable due to the sellers of Proximity, Inc.	750	750

Subordinated note payable for $7.3 million bearing interest at 12% and recorded net of the unaccreted value of 2.3 million warrants issued in conjunction therewith. The note is due in full on April 30, 2006. Monthly interest only payments are required.	5,863	—

ACT Teleconferencing Limited., a UK subsidiary, has a revolving line of credit which carries an interest rate of prime plus 2%.	659	—

Subtotal	17,229	13,795
Less deferred interest cost	(16)	(81)

Subtotal	17,213	13,714
Less, current portion of long term debt	(7,012)	(5,019)

Long term debt	$10,201	$8,695

The Company was in violation of the covenants for four of the above notes. Waivers have been received from the lenders.

The aggregate minimum annual payments as of December 31, 2003 for long-term debt are as follows:

2004	$7,012
2005	1,872
2006	8,037
2007	292

$17,213

In June 2003 we issued $7.308 million in senior secured subordinated notes bearing interest at a rate of 12% per annum, with interest payments commencing in June 2003. The notes mature April 30, 2006 and are secured by a second lien on our assets. The note agreement provides for certain events of default, including any failure to timely pay amounts due on the subordinated notes, defaults by us or our affiliates on other material indebtedness, and any failure to meet certain covenants stated in the note agreement, including covenants setting maximum fixed cash costs and debt to net worth ratio, and minimum debt service coverage ratio and net worth. The lenders have waived certain defaults as of and for the period ended March 31, 2004. In connection with the issuance of our subordinated notes, we also issued warrants to purchase shares of our common stock at a price of $2.50 per share. The warrants were exercisable upon issuance and expire on May 30, 2010. The terms of the warrants provide for antidilution adjustments, and also provide the warrant holders a right to sell their warrants back to us upon the occurrence of certain events, but only if our common stock is no longer publicly traded or if the average daily trading volume of our common stock is less than 30,000 shares.

[IF RELATED-PARTY TRANSACTION DISCLOSURE IS REQUIRED] A personal trust controlled by James F. Seifert, one of our directors, contributed $1 million to the financing. The trust purchased $1.04 million principal amount of the notes and 333,333 warrants; a note for a $500,000 loan that Mr. Seifert had previously provided to us was cancelled. An affiliate of Kansas City Equity Partners, of which Terry Matlack, another of our directors, is a partner, contributed $2.75 million to the financing in return for $2.9 million principal amount of the notes and 916,,667 warrants. An affiliate of Convergent Capital Partners, of which Keith S. Bares, another director, is a partner, contributed $1.625 million to the financing in return for $1.7 million principal amount of the notes and 541,667 warrants.

ACT Teleconferencing, Inc.

Notes to Consolidated Financial Statements—(Continued)

3. Commitments—Operating and Capitalized Leases

Operating Leases

The Company leases office space and office equipment. These leases expire at various dates through July, 2008. Total rent expense charged to operations was $3.3 million, $3.2 million and $1.9 million for the years ended December 31, 2003, 2002 and 2001, respectively.

Capitalized Leases

The Company leases telecommunication equipment and office equipment, including computers and furniture, under long-term leases classified as capital leases. For several of these leases, the Company has the option to purchase the equipment for a nominal cost at the termination of the lease.

The following property is pledged as security under capital leases:

	December 31,
	2003	2002
Telecommunications and office equipment, computers and furniture	$5,178	$5,673
Less accumulated depreciation	(1,802)	(1,526)

Net carrying value of equipment pledged	$3,376	$4,147

During 2003 and 2002, the Company incurred capital lease obligations of $0.03 million and $1.3 million respectively, in connection with lease agreements to acquire equipment. The terms of the capital leases range from three to five years. At December 31, 2003, $1.2 million of this balance was outstanding of which $0.8 million was classified as a current liability.

ACT Teleconferencing, Inc.

Notes to Consolidated Financial Statements—(Continued)

3. Commitments—Operating and Capitalized Leases (Continued)

The aggregate minimum annual commitments for operating and capital leases as of December 31, 2003 are as follows:

	Operating Leases	Capital Leases
2004	$3,175	$884
2005	2,494	391
2006	2,241	132
2007	1,391	0
2008 and thereafter	241	0

Total minimum lease payments	$9,542	1,407

Less amounts representing interest		(172)

Present value of net minimum capital leases payments		1,235
Less capital lease obligations due within one year		(769)

Capital lease obligations due after one year		$466

ACT Teleconferencing, Inc.

Notes to Consolidated Financial Statements—(Continued)

4. Shareholders’ Equity

Preferred Stock

On May 17, 2002, the Company issued 500 shares of 6.5% Series C Convertible Preferred Stock for $4,600,000, net of $400,000 of financing and legal fees. The Company also issued warrants to the investors to purchase 229,885 at an exercise price of $5.00 per share which are callable by the Company at $5.00 per warrant and have an expiration date of May 17, 2007. The warrants were valued at $689,000 using the Black Scholes model and, along with the financing and legal fees of $400,000, were amortized as non-cash preferred dividends over the 18 month term of the agreement. The preferred stockholders, at their election, were able to convert their shares of outstanding preferred stock into shares of the Company’s common stock at a fixed price of $5.00 per share. No conversions occurred. The Company also issued 50,000 warrants at $5.00 to its investment broker which are not subject to adjustment.

At the Company’s election, redemption payments could be made in cash or by delivering shares of the Company’s common stock based on a 10% discount to the five-day volume weighted average market price of the common stock at that time. During 2003, 1,393,864 shares were issued in redemption of $1.7 million of this preferred stock. All other payments in 2002 and 2003 were made in cash. The value of the shares was recorded at the discounted price.

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

In                         , 2004,                          shares of common stock were issued under private equity financings with investment firms for aggregate proceeds of $3.3 million.

In connection with the change in management in December 2003, the Company agreed to issue 100,000 shares of common stock and options to purchase 200,000 shares. 80,000 of the shares were issued after year-end, valued at $1.20 a share and the options will be issued upon receipt of shareholder approval.

ACT Teleconferencing, Inc.

Notes to Consolidated Financial Statements—(Continued)

4. Shareholders’ Equity (Continued)

Warrants

The following table summarizes the various warrants outstanding on December 31, 2003.

Purpose	Number Outstanding	Issue Date	Expiration Date	Exercise Price
Subordinated debt financing	200,825	March 1998	April 2007	2.50
Subordinated debt financing	27,585	April 2002	April 2007	2.50
Underwriter	9,835	February 2001	February 2004	5.00
Consulting Services	18,000	May 2001	May 2004	10.00
Agent fees	10,000	April 2001	April 2005	7.00
Underwriter	80,000	May 2000	May 2005	6.60
Institutional/Private Placement	46,000	May 2000	May 2005	6.05
Equity Placement	37,956	February 1999	February, 2006	3.50
Preferred Stock Issuance	528,687	October 1999	October 2006	4.88
Agent Fees for Preferred Stock	50,000	May 2002	May, 2007	5.00
Preferred Stock Issuance	435,009	May 2002	May 2007	2.50
Subordinated debt financing	2,333,334	May 2003	May 2010	2.50
Legal Settlement	300,000	September 2003	September 2008	2.50

	4,077,231		Weighted Average Exercise Price	$3.02

All warrants are also subject to customary anti-dilution provisions and to adjustment in the event of stock splits, stock dividends, consolidations, and the like. Holders of shares issued upon the exercise of these warrants have piggy-back rights to registration and certain investors have demand registration rights.

During 2003, anti-dilution provisions related to prior year preferred stock issuances resulted in two adjustments. First, warrants issued in May, 2002 as part of a preferred stock issuance were increased in number from 229,885 to 435,009 and the exercise price was decreased from $5.00 to $2.50 per share. Second, warrants issued in October, 1999 as part of a preferred stock issuance were increased in number from 400,000 to 528,687 and the exercise price was decreased from $6.45 to $4.88 per share. The total number of warrants outstanding under this agreement at December 31, 2003 is 435,009.

In 2003, warrants issued in February, 1999 as part of an equity placement were amended to extend the expiration date from December, 2003 to February, 2006. The number of warrants and the related exercise price was also reduced by 50% disclose $ of warrants and price. In addition, as part of debt restructuring, warrants issued in March, 1998 and April, 2002 in conjunction with subordinated debt financing were amended to extend the expiration date from April, 2003 to April, 2007, and the exercise price was reduced from $7.00 to $2.50 per share.

The Company accounts for warrants issued for consulting services and in conjunction with debt instruments by determining the fair value of the warrant and amortizing the expense over the consulting period or the maturity term of the debt. Warrants issued in association with equity instruments are not valued as the valuation would have no financial effect on the Company. In certain instances involving significant issuances, the Company has received external valuations of the fair value of warrants through accredited valuation specialists.

ACT Teleconferencing, Inc.

Notes to Consolidated Financial Statements—(Continued)

5. Stock Option Plan

The Company’s various Stock Option Plans, as approved and amended by shareholders, authorizes the grant of options to officers, key employees, and consultants for up to 1,600,000 shares of the Company’s common stock. Prior year options granted under all plans generally have 10-year terms and vest 25% each year following the date of grant. Of the options granted in 2003, 85,000 vested immediately, 230,000 vest 50% each year following the grant date, and 35,000 vest 25% each year following the date of grant.

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

A summary of the Company’s stock option activity, and related information for the years ended December 31 follows:

	2003		2002		2001
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding-beginning of year	1,349,807	$4.39	936,691	$5.21	1,165,240	$4.82
Granted	355,000	1.04	495,696	2.42	228,999	5.30
Exercised	(31,649)	1.49	(25,585)	1.75	(358,421)	3.98
Forfeited	(227,997)	4.76	(56,995)	5.21	(99,127)	5.24

Outstanding-end of year	1,445,161	$3.44	1,349,807	$4.25	936,691	$5.21

Exercisable at end of year	841,836	$4.31	833,627	$4.39	557,675	$4.95

Weighted-average fair value of options granted during the year—all issued at market
Price equal to exercise price at date of grant	$1.04		$1.56		$3.99

ACT Teleconferencing, Inc.

Notes to Consolidated Financial Statements—(Continued)

5. Stock Option Plan (Continued)

The following table summarizes our stock options outstanding at December 31, 2003:

Exercise Price Range	Shares	Weighted-Average remaining contractual life	Weighted- Average exercise price
$1.00-$2.20	532,675	8.54 years	$1.20
$2.75-$3.03	332,220	6.82 years	$2.91
$4.25-$5.25	312,725	6.43 years	$4.84
$5.50-$6.50	154,050	5.41 years	$5.83
$7.00-$8.00	42,875	5.95 years	$7.35
$9.00	70,616	4.50 years	$9.00

Total	1,445,161

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of subjective assumptions including the expected stock price volatility and appropriate adjustments for restrictions on exercising the options. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, this model does not necessarily provide a reliable single measure of the fair value of its employee stock options.

ACT Teleconferencing, Inc.

Notes to Consolidated Financial Statements—(Continued)

6. Income Taxes 2003

Income tax expense and the related current and deferred tax liabilities for all periods presented relate primarily to the Company’s U.K. and Canadian operations.

For financial reporting purposes, income (loss) before income taxes includes the following components ($ in 000’s):

	2003	2002	2001
Pretax income (loss):
United States	$(7,679)	$(5,540)	$(341)
Foreign	(472)	(1,983)	1,000

	$(8,151)	$(7,523)	$659

The provision for income taxes for the years ended December 31, is comprised of the following ($ in 000’s):

	2003	2002	2001
Current	$193	$163	$766
Deferred	149	(38)	109

	$342	$125	$875

The reconciliation of income tax attributable to continuing operations computed at the U.S. federal statutory tax rates to actual income tax expense is ($ in 000’s):

	2003	2002	2001
Expected rate at 35%	$2,806	$(2,631)	$376
Effect of permanent difference
Goodwill amortization/writedown	—	700	233
Other	395	63	54
Utilization of net operating losses	(237)	(22)	(516)
Foreign Taxes	(206)	(43)	(80)
Valuation allowance	2,511	2,058	364
Other	685	—	444

	$342	$125	$875

ACT Teleconferencing, Inc.

Notes to Consolidated Financial Statements—(Continued)

6. Income Taxes (continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax liabilities and assets as of December 31 are as follows ($ in 000’s):

	2003	2002	2001
Deferred Tax Liabilities-Domestic
Tax depreciation in excess of book depreciation	$(922)	$(847)	$(276)
Other	(965)	(146)	(51)

	(1,887)	(993)	(327)
Deferred Tax Assets-Domestic
Net operating loss carry-forward	5,988	2,237	1,282
Deferred Income	640	1,308	—
Foreign currency translation	18	—	542
Reserves for doubtful accounts	152	149	96

	6,958	3,694	1,920
Valuation allowance for deferred tax assets	(5,071)	(2,701)	(1,593)

Net deferred tax-Domestic	$—	$—	$—

Deferred Tax Liabilities-International

Tax depreciation in excess of book depreciation	$(511)	$(378)	$(416)
Deferred Tax Assets-International

Net operating loss carry-forward	5,895	1,980	907

Valuation allowance for deferred tax assets	(5,895)	(1,980)	(907)

Net deferred tax liability-International	$(511)	$(378)	$(416)

Taxes of $800,000, $705,000 and $300,000 were paid during 2003, 2002, and 2002 respectively. The domestic and international net operating loss carry forwards of approximately $7.3 million and $6.9 million, respectively, will begin to expire in the year 2005. The Company has not provided for any taxes on undistributed foreign earnings as the Company intends to permanently reinvest these earnings in the future growth of the business and there are no unremitted, cumulative foreign earnings.

Under the Internal Revenue Code, future net operating losses are likely to be limited as a result of a significant ownership change.

ACT Teleconferencing, Inc.

Notes to Consolidated Financial Statements—(Continued)

7. Related Party Transactions

The Company had a note receivable from a key officer with an outstanding balance of $268,464 at December 31, 2002. In May, 2003, the Company cancelled this note in consideration of the officer’s entering into a new employment and noncompete agreement. The cost of this agreement, $275,000 was recognized in 2003.

Also in July 2001 and subsequently in July 2002, the board of directors authorized loans, with recourse, to one of its officers in the amount of $466,757. The purpose of these loans was to assist the officer in exercising stock options. These loans are collateralized by the shares received upon exercise and a general pledge of personal assets of the officer, bear interest at 6%, and mature on November 1, 2006. The shares issued upon exercise of the stock options are recorded in shareholders’ equity but this transaction has no financial effect on shareholders’ equity as the loan is offset by the amount recorded to common stock resulting from the exercise of the options. An increase in shareholders’ equity will be recognized as the loan is paid back to the Company.

On January 6, 2003, the company entered into a 120 day promissory note agreement for $500,000 at 12% with one of its directors. This note was repaid with the proceeds from a $7.3 million subordinated debt financing of which $1.0 million was provided by a trust managed for the beneficiaries of the Director.

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

The following summary provides financial data for the Company’s operating segments:

For the year ended December 31, 2003:

	Audio	Video	Subtotal	Corporate	Total
	(in thousands)
Net Revenues	$37,189	$18,562	$55,751	$—	$55,751
Loss before tax	(993)	(505)	(1,498)	(6,653)	(8,151)
Depreciation and amortization	3,397	1,052	4,449	9,712	5,421
Total assets	$33,719	$18,001	$51,720	$2,903	54,623

ACT Teleconferencing, Inc.

Notes to Consolidated Financial Statements—(Continued)

For the year ended December 31, 2002:

	Audio	Video	Subtotal	Corporate	Total
	(in thousands)
Net Revenues	$35,903	$17,969	$53,872	$—	$53,872
(Loss) before tax	(1,698)	(3,123)	(4,821)	(2,702)	(7,523)
Depreciation and amortization	3,224	1,140	4,364	428	4,792
Total assets	36,790	18,343	55,133	4,327	59,460

For the year ended December 31, 2001:

	Audio	Video	Subtotal	Corporate	Total
	(in thousands)
Net Revenues	$41,589	$5,054	$46,643	$—	$46,643
Income (Loss) before tax	4,207	(656)	3,551	(2,892)	659
Depreciation and amortization	3,420	608	4,028	115	4,143
Total assets	$32,963	$14,301	$47,264	$6,223	53,487

ACT Teleconferencing, Inc.

Notes to Consolidated Financial Statements—(Continued)

9. Business Segment Analysis (Continued)

The following summary provides financial data for significant geographic markets in which the Company operates:

For the year ended December 31, 2003:

	North America	Europe	Asia Pacific	Total
	(in thousands)
Net Revenues	$32,479	$17,880	$5,391	$55,751
Long-Lived Assets	20,501	15,120	4,705	40,326

For the year ended December 31, 2002:

	North America	Europe	Asia Pacific	Total
	(in thousands)
Net Revenues	$33,080	$16,901	$3,891	$53,872
Long-Lived Assets	23,164	10,690	3,364	37,218

For the year ended December 31, 2001:

	North America	Europe	Asia Pacific	Total
	(in thousands)
Net Revenues	$27,834	$15,670	$3,139	$46,463
Long-Lived Assets	15,514	8,525	2,830	26,869

The United States comprises approximately 85% of the North American total revenue, the United Kingdom comprises approximately 86% of the European total revenue, and Australia comprises approximately 78% of the Asia Pacific total revenue.

The Company’s largest customer accounted for 7%, 7%, and 25%, of consolidated revenues and the Company’s second largest customer accounted for 6%, 7%, and 9% of consolidated revenues for the years ended December 31, 2003, 2002, and 2001, respectively. In 2003, the company’s third and fourth largest customers each accounted for 6% of total revenues and all other customers individually accounted for less than 5% of total consolidated revenues for the year. In 2002 and 2001, all customers, other than the top two, individually amounted to less than 5% of total consolidated revenues for the year.

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

11. Defined Contribution Plan

The Company has a defined contribution 401(k) plan for its United States employees, which allows eligible employees to contribute a percentage of their compensation and provides for certain discretionary employer matching contributions. In 2003, the Company matched employee contributions with 56,266 shares of stock valued at $56,266. For the years ended December 31, 2002, and 2001, the Company made no plan contributions.

12. Employee Stock Purchase Plan

The Company’s employee stock purchase plan became effective July 1, 1998. The plan has been structured within the meaning of Section 423(b) of the Internal Revenue Code of 1986. A maximum of 300,000 shares of common stock are available for sale to employees under the plan. The purchase price of each share of common stock is the lesser of 85% of the fair market value of such share on the opening day of the six month purchase period, or 85% of the fair market value of such share on the closing day of the purchase period. Currently approximately 60 employees have elected to participate in the plan. Through December 31, 2003, employees had purchased 237,622 shares of common stock under the plan.

13. Contingencies

The Company is engaged from time to time in minor legal proceedings such as debt collection and employee dispute and arbitration. These are in the normal course of business and are not considered material to the business.

ACT Teleconferencing, Inc.

Notes to Consolidated Financial Statements—(Continued)

14. Quarterly Results of Operations

The following is a summary of the quarterly results of operations for the years ended December 31, 2003, 2002 and 2001 ($ in 000’s except per share amounts).

($ in 000’s except per share amounts)	March 31	June 30	September 30	December 31
Year ended December 31, 2003
Net revenues	$14,908	$15,266	$12,120	$13,457
Gross profit	5,051	6,317	3,269	5,152
Operating income/(loss )	(476)	93	(3,533)	(662)
Net loss	(818)	(382)	(4,457)	(2,494)
Preferred Stock Dividend	228	212	196	90
Net loss available to common shareholders	(1,046)	(770)	(4,653)	(2,750)
Weighted average number of shares outstanding
Basic and diluted	9,479,998	10,202,380	10,339,117	10,839,599
Net loss per share—basic and diluted	(0.11)	(0.08)	(0.45)	(0.26)

Year ended December 31, 2002
Net revenues	$12,770	$12,960	$13,445	$14,698
Gross profit	4,425	4,483	4,277	5,291
Operating loss	(1,075)	(1,275)	(1,345)	(2,356)
Net loss	(1,541)	(1,731)	(1,589)	(2,786)
Preferred Stock Dividend	—	130	261	246
Net loss available to common shareholders	(1,541)	(1,862)	(1,850)	(3,032)
Weighted average number of shares outstanding
Basic and diluted	8,978,257	8,931,543	8,946,073	8,952,840
Net loss per share—basic and diluted	(0.17)	(0.21)	(0.21)	(0.34)

Year ended December 31, 2001
Net revenues	$11,525	$11,822	$10,776	$12,520
Gross profit	5,546	5,321	5,825	5,425
Operating income (loss)	975	623	1,179	(778)
Net (loss)	352	(164)	549	(953)
Preferred stock dividends	(40)	(40)	(40)	(258)
Net income (loss) available to common shareholders	312	(205)	509	(1,210)
Weighted average number of shares outstanding
Basic	6,017,750	6,091,257	6,244,715	8,241,488
Diluted	6,639,123	6,091,257	6,512,622	8,241,488
Net income/(loss) per share—basic and diluted	$0.05	(0.03)	$0.08	$(0.15)

ACT Teleconferencing, Inc.

Notes to Consolidated Financial Statements—(Continued)

15. Acquisitions

On January 17, 2001, the Company acquired the 40% minority interest in ACT Teleconferencing Limited, based in the United Kingdom, from David Holden, the Company’s Regional Managing Director of Europe, for 360,000 shares of the Company’s common stock valued at $2.2 million, notes payable of $6.1 million ($1.8 million at an interest rate of 10% and $4.3 million at an interest rate of 7%) and cash of $794,000 for a total of approximately $9.1 million. Related to this acquisition, the Company recorded goodwill of $5.7 million and a non-compete agreement in the amount of $1.5 million.

On October 10, 2001, with an effective date of October 1, 2001, ACT Videoconferencing, Inc., a wholly owned subsidiary of the Company, closed on the acquisition of substantially all of the assets of PictureTel Corporations’s 1414c worldwide video conferencing service delivery business. The assets acquired include property (equipment, furniture and machinery), software, and customer contracts. The assets were previously used by PictureTel Corporation to provide global video conferencing services and the Company plans to use the acquired assets for the same purpose. The purchase price consisted of 769,231 restricted shares of the Company’s common stock valued at $6.5 million, $1.2 million in cash and a $2.5 million two-year unsecured promissory note bearing interest at a rate of 10%, for total consideration of approximately $10.2 million. In addition, the Company incurred fees of approximately $400,000. Also, in association with this acquisition, the Company recorded approximately $1.8 million in fixed assets and $8.7 million in goodwill.

The following selected unaudited pro forma combined financial information presented below has been derived from the audited historical financial statements of the Company.

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

ACT Teleconferencing, Inc.

Notes to Consolidated Financial Statements—(Continued)

15. Acquisitions (continued)

These acquisitions were accounted for under the purchase method of accounting. The pro forma unaudited results of operations for the year ended December 31, 2001 are as follows:

2001
(Unaudited)
Net revenues	$51,322
Net loss	(637)
Preferred stock dividends	(378)

Net loss available to common shareholders	$(1,015)

Weighted average number of shares outstanding—basic and diluted	6,653,974

Earnings per share
Basic and diluted

Net loss	$(0.15)

On January 2, 2002, the Company acquired Proximity, Inc., one of the world’s largest providers of room-based videoconferencing services, for 350,000 restricted shares of the Company’s common stock valued at $2,737,000 net of $74,000 of issuance fees, notes payable of $750,000, and cash of $500,000 for a total of approximately $3,987,000. In addition, the Company acquired net assets of $350,000 including $93,000 of cash. The Company also paid $204,000 of closing costs. In addition, 150,000 shares of the Company’s common stock have been placed into escrow and are deliverable to certain of Proximity’s shareholders upon satisfaction of certain earnout provisions.

On January 17, 2003, the earnout agreement established with certain Proximity shareholders upon the acquisition of Proximity, Inc. on January 2, 2002 was revised. Under the original agreement, 150,000 shares of the Company’s common stock were placed into escrow and were deliverable to certain Proximity shareholders upon achieving certain earnout provisions. In exchange for modifications to the original provisions, 67,500 of the earnout shares held by the escrow agent were released to the eligible Proximity shareholders and 10,000 options to purchase common stock for $1.19 a share and exercisable for a period of ten years were issued. An additional 71,250 shares were issued in 2003 under the terms of the agreement.

In association with this acquisition, the Company recorded approximately $3.9 million in goodwill. Proximity was acquired to compliment the Company’s video conferencing business.

Pro forma results of operations for the year ended December 31, 2002 have not been presented because the impact is immaterial.

16. Subsequent Events

On January 16, 2003, the Company sold 2.1 million shares at $1.05 per share in a private placement financing of common stock with a private investment partnership.

The January 16 issuance of shares triggered an antidilution clause related to warrants granted to a preferred stock issuance in May, 2002. The exercise price was decreased from $2.50 to $1.05 per share. Additional warrants are also to be issued under the terms of the original warrant agreement. Due to limitations imposed by securities regulations, however, potential changes in the quantity and exercise price of these warrants are being discussed with the investors.

On February 24, 2004, the Company sold 1.5 million shares at a purchase price of $2.20 per share in a private placement with an institutional investor. The transaction also included the issuance of 340,000 three-year warrants at an exercise price of $2.20 per share.

Schedule I—Condensed Financial Information of Registrant

ACT Teleconferencing, Inc.

Condensed Balance Sheets

December 31, 2003 and 2002

($ in 000s)	2003	2002
Assets
Current assets	$296	$558
Equipment and software (net of accumulated depreciation of $2,874 and $1,970)	1,791	3,600
Other long term assets	815	169
Investment in and advances to subsidiaries	37,078	36,470

Total assets	39,980	$40,797

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$1,023	$591
Current portion of debt	5,882	4,092

Total current liabilities	6,905	4,683
Long-term debt	10,965	8,575
Convertible preferred stock	—	2,698
Shareholders’ equity:
Common stock, no par value; 25,000,000 shares authorized, 11,020,207 and 8,972,623 shares issued and outstanding in 2003 and 2002, respectively	43,068	38,134
Accumulated deficit	(20,959)	(13,293)

Total shareholders’ equity	22,109	24,841

Total liabilities and shareholder’s equity	39,980	$40,797

See accompanying notes to condensed financial statements.

Schedule I—Condensed Financial Information of Registrant (continued)

ACT Teleconferencing, Inc.

Condensed Statement of Operations

For the years ended December 31, 2003, 2002, and 2001

($ In 000’s)	2003	2002	2001
Equity in undistributed (losses) earnings of subsidiaries	$677	$(2,820)	$3,526
Selling, general and administration expense	(6,081)	(3,900)	(3,181)
Interest expense, net	(2,629)	(928)	(561)
Foreign currency loss	(460)	—	—

Net (loss)	(8,493)	(7,648)	(216)
Preferred stock dividends	(726)	(637)	(378)

Net (loss) available to common shareholders	$(9,219)	$(8,285)	$(594)

See accompanying notes to condensed financial statements.

Schedule I—Condensed Financial Information of Registrant (continued)

ACT Teleconferencing, Inc.

Condensed Statements of Cash Flows

For the years ended December 31, 2003, 2002, and 2001

($ In 000s)	2003	2002	2001
Operating activities
Net income (loss)	$(8,493)	$(7,648)	$(216)
Adjustments to reconcile net income (loss) to net cash used for operating activities:
Equity in undistributed earnings of subsidiaries	677	(2,820)	(3,525)
Dividends received from subsidiary	943	—	1,713
Depreciation & equipment transfers	1,960	1,423	335
Shares issued for services	659	111	69
Amortization of debt costs	447	204	653
Foreign Exchange Loss	460
Changes in operating assets and liabilities, net of effects of business combinations:
Current Assets	244	(315)	(47)
Other assets	(744)	224	153
Accrued liabilities	1,371	(231)	(343)

Net cash used for operating activities	(2,476)	(9,052)	(1,208)

Investing activities
Equipment purchases	(151)	(3,430)	(455)
Cash held in escrow	—	1,356	(1,356)
Investment in and advances to subsidiaries	(770)	5,196	2,939
Cash paid for acquisitions net of cash acquired	—	(611)	(2,231)

Net cash provided by (used for) investing activities	(921)	2,511	(1,103)

Financing activities
Net proceeds from issuance of debt	6,307	5,556	237
Net repayments of debt	(3,779)	(4,253)	(2,873)
Net proceeds from the issuance of common stock	466	223	8,073
Purchase of treasury stock	(5)	(199)	(37)
Net proceeds from issuance of preferred stock	—	4,600	—
Repayment of preferred stock dividend and principal	(1,708)	(1,850)	(690)
Net proceeds from the issuance of warrants in association with debt	2,098	—	—

Net cash provided by financing activities	3,379	4,077	4,710

Net increase (decrease) in cash and cash equivalents	(180)	(2,464)	2,399
Cash and cash equivalents beginning of year	205	2,669	270

Cash and cash equivalents end of year	$187	$205	$2,669

See accompanying notes to condensed financial statements

Schedule I—Condensed Financial Information of Registrant (continued)

ACT Teleconferencing, Inc.

Notes to Condensed Financial Statements

December 31, 2003 and 2002

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

Debt and Guarantees

Information on the debt of the Company is disclosed in Note 2 of the Notes to Consolidated Financial Statements of ACT Teleconferencing, Inc. included elsewhere herein. A United Kingdom subsidiary of the Company has guaranteed debt of $4.0 million that is due in December, 2005. The Company’s ability to transfer assets, in the form of a dividend, loan, or advance, from this subsidiary is restricted under the loan agreement. Approximately $17 million of the consolidated subsidiary net assets, at December 31, 2003, are restricted

Reclassifications

Certain reclassifications have been made to the 2001 financial statement presentation to conform to the 2002 and 2003 presentation. These reclassifications had no effect on net income or accumulated deficit as previously stated.

Schedule II—Valuation Of Qualifying Accounts

ACT Teleconferencing, Inc.

Allowance for Doubtful Accounts Receivable

	Balance at Beginning Of Period	Additions/ Charges to Costs and Expenses	Deductions	Balance at End of Period
For the year ended December 31, 2003:
Allowance for doubtful accounts receivable	$1,029	368	(745)	652

For the year ended December 31, 2002:
Allowance for doubtful accounts receivable	$591	$853	$(415)	$1,029

For the year ended December 31, 2001:
Allowance for doubtful accounts receivable	$621	$641	$(671)	$591

Index to Exhibits

All exhibits are filed electronically or incorporated by reference.

Number		Description

2.1(1)		Share purchase agreement dated January 17, 2001 by and between ACT Teleconferencing, Inc. and David L. Holden & others.

2.2(2)		Asset Purchase Agreement by and between ACT Teleconferencing, Inc., ACT Videoconferencing, Inc. and PictureTel Corporation dated as of October 4, 2001.

2.3(3)		Agreement and Plan of Merger dated as of December 21, 2001, by and among ACT Teleconferencing, Inc., ACT Proximity, Inc., Proximity, Inc., Robert C. Kaphan, Richard Parlato, and North Atlantic Venture Fund II, L.P.

3.1(4)		Restated articles of incorporation of ACT Teleconferencing, Inc., dated April 15, 1996, as amended October 18, 1999, and November 26, 2001

3.1.1(5)		Certificate of Designations, Preferences and Rights of Series B Junior Participating Preferred Shares, filed December 2, 1999

3.1.2(6)		Certificates of Designations, Preferences, and rights of Series C Preferred Stock, filed May 17, 2002

3.1.3		Articles of Amendment to Certificate of Designations, Preferences and Rights of Series B Junior Participating Preferred Shares, filed February 6, 2004 (filed herewith)

3.2(7)		Bylaws of ACT, amended and restated as of May 22, 2001

4.1(8)		Form of specimen certificate for common stock of ACT

10.1(8)	**	Stock option plan of 1991, as amended, authorizing 400,000 shares of common stock for issuance under the plan

10.2(8)	**	Form of stock option agreement

10.3(9)		Form of representatives’ warrant dated June 9, 2000

10.10(8)	**	Split dollar insurance agreement dated March 1, 1990, between ACT and Gerald D. Van Eeckhout

10.11(1)	**	Variation of D Holden’s Service Agreement, dated January 17, 2001 by and between ACT Teleconferencing Limited and David Holden

10.13(1)		Instrument constituting £1,172,000 convertible secured A loan notes and £2,980,000 convertible secured B loan notes by and between ACT Teleconferencing, Inc. and David L. Holden & others

10.19(10)	**	Stock option plan of 1996, as amended

10.20(4)	**	Employee stock purchase plan of 1998, as amended

10.22(11)		Loan and security agreement dated March 31, 1998 and form of stock purchase warrant with Sirrom Capital Corporation and Equitas L.P.

10.25(12)		Contract for the Supply of Conferencing Services Design Development and Implementation signed July 14, 1998 between ACT Teleconferencing Services, Inc. and Concert Global Networks Limited

10.26(12)		Agreement for the Supply of Conferencing Services signed July 14, 1998 between ACT Teleconferencing Services, Inc. and Concert Global Networks Limited

10.27(12)		Agreement for Videoconferencing Equipment and Services among ACT Videoconferencing, Inc. and the GTE Telephone Operating Companies named therein, dated October 1, 1998

10.28(4)	**	Stock option plan of 2000, as amended

10.29(4)		Service order attachment signed March 15, 2001, between ACT Teleconferencing Services, Inc. and AT&T Corporation for the supply of domestic voice/data services

10.31(2)		Note in the original principal amount of $2.25 Million with ACT Teleconferencing, Inc. as maker and PictureTel Corporation as holder

10.33(2)		Amended and Restated Warrant dated October 11, 2001 between ACT Teleconferencing, Inc. and GMN Investors II, L.P.

10.36(13)		Promissory Note from Gerald Van Eeckhout in favor of ACT Teleconferencing, Inc. dated July 25, 2001

10.37(13)		Security Agreement between Gerald Van Eeckhout and ACT Teleconferencing, Inc. dated July 25, 2001

10.42(14)		Videoconference Services Agreement between ACT Videoconferencing and Bristol Meyers Squibb Company*

10.46(15)	**	2002 Performance Incentive Plan

10.47(16)		Revolving Credit and Term Loan Agreement dated October 16, 2002 by and among ACT Teleconferecing, Inc. and certain subsidiaries thereof, and Vectra Bank Colorado, N.A.

10.48(16)		Security Agreement dated October 16, 2002 by and among ACT Teleconferecing, Inc. and certain subsidiaries thereof, and Vectra Bank Colorado, N.A.

10.49(16)		Revolving Promissory Note dated October 16, 2002 by and among ACT Teleconferecing, Inc. and Vectra Bank Colorado, N.A.

10.50(16)		Term Promissory Note dated October 16, 2002 by and among ACT Teleconferecing, Inc. and Vectra Bank Colorado, N.A.

10.51(17)		Note Agreement for Senior Secured Subordinated Notes and Warrant to Purchase Common Stock among ACT Teleconferencing, Inc. and certain of its subsidiaries, and the investors named therein, dated May 12, 2003

10.52(18)		First Amendment, Consent and Waiver among ACT Teleconferencing, Inc. and certain of its subsidiaries, and the investors named therein, effective as of May 12, 2003

10.53(18)		Second Amendment, Consent and Waiver among ACT Teleconferencing, Inc. and certain of its subsidiaries, and the investors named therein, effective as of August 14, 2003

10.54(18)		Third Amendment among ACT Teleconferencing, Inc. and certain of its subsidiaries, and the investors named therein, dated October 23, 2003

10.55(18)		Fourth Amendment, Consent, Waiver and Forbearance Agreement among ACT Teleconferencing, Inc., certain subsidiaries thereof, and the investors named therein, effective as of January 8, 2004

10.56(19)		Form of Warrant Agreement by and between ACT Teleconferencing, Inc. and CapEx, L.P. dated October 15, 2003

10.57		Form of Warrant Agreement by and among ACT Teleconferencing, Inc., Robert Kaphan and Richard Parlato, dated January 2, 2004 (filed herewith)

10.58(20)		Securities Purchase Agreement by and among ACT Teleconferencing, Inc. and certain preferred stock purchasers, dated May 17, 2002

10.59(20)		Registration Rights Agreement by and among ACT Teleconferencing, Inc. and certain preferred stock purchasers, dated May 17, 2002

10.60(18)		Form of Stock Purchase Agreement of January 8, 2004 with Barron Partners, L.P.

10.61(18)		Form of Registration Rights Agreement of January 8, 2004 with Barron Partners, L.P.

10.62(21)		Stock Purchase Agreement dated February 18, 2004 with Fuller and Thaler Behavioral Finance Fund, Ltd.

10.63(21)		Stock Purchase Warrant dated February 18, 2004 with Fuller and Thaler Behavioral Finance Fund, Ltd.

10.66	**	Amended and Restated Employment Agreement between Gene Warren and ACT Teleconferencing, Inc., dated May 1, 2003 (filed herewith)

23.1		Consent of Hein+Associates LLP (filed herewith)

23.2		Consent of Ernst & Young LLP (filed herewith)

31.1		Rule 13a-14(a) certification of Chief Executive Officer/interim principal financial officer (filed herewith)

32.1		Section 1350 certification of Chief Executive Officer/interim principal financial officer (filed herewith)

*	Certain portions of this exhibit have been excluded from the publicly-available document, and the Securities and Exchange Commission has issued an order granting our request for confidential treatment of the excluded information.
**	Management contract or compensatory arrangement.
(1)	Incorporated by reference, attached as an exhibit to our report on Form 8-K filed with the Securities and Exchange Commission on January 31, 2001, File No. 0-27560.
(2)	Incorporated by reference, attached as an exhibit to our report on Form 8-K filed with the Securities and Exchange Commission on October 18, 2001, File No. 0-27560.
(3)	Incorporated by reference, attached as exhibit 10.1 to our report on Form 8-K filed with the Securities and Exchange Commission on January 16, 2002, File No. 0-27560.
(4)	Incorporated by reference, attached as an exhibit to our registration statement on Form S-1, filed with the Securities and Exchange Commission on December 3, 2001, File No. 333-744138.
(5)	Incorporated by reference, attached as Exhibit A to Exhibit 1 to our registration statement on Form 8A, filed with the Securities and Exchange Commission on December 7, 1999, File No. 0-27560.
(6)	Incorporated by reference, attached as an exhibit to our report on Form 8-K filed with the Securities and Exchange Commission on May 23, 2002, File No. 0-27560.
(7)	Incorporated by reference, attached as an exhibit to our Form 10-Q for the quarter ended June 30, 2001, filed with the Securities and Exchange Commission on August 21, 2001, File No. 0-27560.
(8)	Incorporated by reference, attached as an exhibit to our registration statement on Form SB-2, filed with the Securities and Exchange Commission on October 10, 1995, and amendments to our Form SB-2, File No. 33-97908-D.
(9)	Incorporated by reference, attached as Exhibit 1.3 to our registration statement on Form S-1, filed with the Securities and Exchange Commission on March 10, 2000, File No. 33-32156.

(10)	Incorporated by reference, attached as an exhibit to our schedule 14A Information filed with the Securities and Exchange Commission on April 30, 1997, File No. 0-27560, and amended and attached as exhibit 4.6 to our Form S-8, filed on July 2, 1998, File 333-58403.
(11)	Incorporated by reference, attached as Exhibit 10.22 to our Amendment No. 1 to Form 10-QSB for the quarter ended June 30, 1998, filed with the Securities and Exchange Commission on August 24, 1998 (originally filed under cover of Form SE on August 14, 1998) File 0-27560.
(12)	Incorporated by reference, attached as an exhibit to our Form 10-QSB for the quarter ending September 30, 1998, filed with the Securities and Exchange Commission on November 16, 1998, File 0-27560.
(13)	Incorporated by reference, attached as an exhibit to our annual report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2002, File No. 0-27560.
(14)	Incorporated by reference, attached as an exhibit to our report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2002, File No. 0-27560. Certain portions of the exhibit have been omitted pursuant to a request for confidential treatment and have been filed separately with the Securities and Exchange Commission.
(15)	Incorporated by reference, attached as an exhibit to our annual report on Form 10-K filed with the Securities and Exchange Commission on April 15, 2003, File No. 0-27560.
(16)	Incorporated by reference, attached as an exhibit to our amendment to annual report on Form 10-K/A filed with the Securities and Exchange Commission on April 30, 2003, File No. 0-27560.
(17)	Incorporated by reference, attached as an exhibit to our report on Form 8-K filed with the Securities and Exchange Commission on June 9, 2003, File No. 0-27560.
(18)	Incorporated by reference, attached as an exhibit to our registration statement on Form S-3 filed with the Securities and Exchange Commission on February 13, 2004, File No. 333-112822.
(19)	Incorporated by reference, attached as an exhibit to our registration statement on Form S-3 filed with the Securities and Exchange Commission on December 31, 2003, File No. 333-111657.
(20)	Incorporated by reference, attached as an exhibit to our report on Form 8-K filed with the Securities and Exchange Commission on May 23, 2002, File No. 0-27560.
(21)	Incorporated by reference, attached as an exhibit to amendment no. 1 to our registration statement on Form S-3/A filed with the Securities and Exchange Commission on March 15, 2004, File No. 333-112822.