Form 10-K/A
period 2003-12-31
ACT TELECONFERENCING INC
filed 2004-04-15
CIK 918709

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

	Year ended December 31,
	2003	2002	2001	2000	1999
	($ in thousands, except per share data)
Consolidated statement of operations data :
Net revenues	$55,751	$53,872	$46,643	$37,700	$28,329
Operating expenses	60,279	59,922	44,643	33,744	26,790
Operating income (loss)	4,528	(6,050)	2,000	3,956	1,539
Net income (loss)	(8,493)	(7,648)	(216)	1,395	81
Net income (loss) per share
Basic	$(0.90)	$(0.93)	$(0.09)	$0.23	$0.01
Diluted	$(0.90)	$(0.93)	$(0.09)	$0.21	$0.01
Consolidated balance sheet data:
Total assets	$54,623	$59,459	$53,487	$31,396	$22,098
Total long term debt and capital leases	10,667	10,053	7,039	4,653	5,002
Convertible, redeemable preferred stock	—	2,698	—	—	—
Shareholders’ equity	$22,110	$24,841	$29,163	$12,481	$6,569

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

All intercompany transactions throughout 2003 were billed at one standard exchange rate for the year. The intercompany accounts were settled using spot rates in effect at the date of settlement. In accordance with FASB 52. gains and losses resulting from these foreign currency transactions are included in the consolidated statement of income. In addition, exchange gains arising from the restatement into US dollars of the net intercompany accounts at the balance sheet date are also included in the consolidated statement of income as though such accounts had been settled on the balance sheet date. The foreign exchange loss arising from such transactions in 2003 was $460 thousand.

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

Employee Stock Options—We have elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) instead of FASB Statement No. 123, “Accounting for Stock-Based Compensation.” If we had elected to adopt

FASB Statement No. 123, our net income/(loss) available to common shareholders would have been approximately $(9,219), $(9,061), and $(1,314) or $(0.97), $(1.01), and $(0.20) per diluted share for the years ended December 31, 2003, 2002, and 2001 respectively, as compared to our actual reported net income/(loss) of $(9,219), $(8,285), and $(594) or $(0.90), $(0.93), and $(0.09) per diluted share for the years ended December 31, 2003, 2002, and 2001, respectively.

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

Liquidity, Capital Resources and Cashflow

Sources and Uses of Funds

For the year ended December 31, 2003 we generated and used cash proceeds as follows:

•	We used $3.8 million for operating activities.

•	We purchased $1.6 million of capital assets.

•	Net cash provided by financing activities was $2.2 million. We repaid debt of $5.8 million and received proceeds from the issuance of new debt and attached warrants of $9.1 million. The Company also issued $0.6 million of common stock and repaid $1.7 million of preferred stock dividends and principal.

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

-	The impact of the loss of a major audioconference teleconferencing outsource contract in 2002 has now been totally absorbed.

-	A new major audio outsource contract commenced in the latter part of 2002, and although the revenue build was small in its initial stages, the revenue stream is growing and is expected to continue to grow very rapidly.

-	The rapid growth of automated voice conferencing with very competitive pricing has severely impacted operations in the past two years. The volumes continue to grow rapidly and pricing pressures are moderating. Management is taking actions to implement long-term contracts with its largest customers and to leverage its growing customer base with less price sensitive services.

-	A major network reconfiguration as part of a project to rationalize and reduce worldwide telecommunications costs which was commenced in the fourth quarter of 2003 is now generating significant telephony expense reductions.

-	The benefits of a general reduction in staffing and payroll and other operating costs, also taking effect in the fourth quarter, are now being realized.

-	The Company has raised $3.3 million of equity financing in the first quarter of 2004. With this financing and recent improved operations, the Company’ lenders have waived loan covenant violations and more attractive financing alternatives are becoming available.

Our Contractual Obligations as of December 31, 2003 are as follows:

Contractual Obligations	Payments Due by Period
(in thousands)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Debt	$17,213	$6,962	$9,909	$292	$0
Capital lease obligations	1,235	769	466	0	—
Operating leases	9,542	3,175	4,735	1,632	—

	$27,990	$10,906	$15,110	$1,924	$0

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

Item 8. Financial Statements and Supplementary Data

See “Index to Consolidated Financial Statements” at page F-1.

Item 9. Changes in and Disagreements with Accountants

The Board of Directors of ACT Teleconferencing, Inc. directed the Audit Committee of the Board to select a new independent auditing firm. On October 28, 2003, ACT engaged the firm selected by the Audit Committee, Hein & Associates LLP, as independent auditors for the remainder of the fiscal year ending on December 31, 2003, to replace the firm of Ernst & Young (“E&Y) who were dismissed as ACT’s accountant on that date for the remainder of the fiscal year ending December 31, 2003.

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

Item 14. Principal Accountant Fees and Services

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

(a) (3) Exhibits:

Index to Exhibits

All exhibits are filed electronically or incorporated by reference.

Number		Description

2.1(1)		Share purchase agreement dated January 17, 2001 by and between ACT Teleconferencing, Inc. and David L. Holden & others.

2.2(2)		Asset Purchase Agreement by and between ACT Teleconferencing, Inc., ACT Videoconferencing, Inc. and PictureTel Corporation dated as of October 4, 2001.

2.3(3)		Agreement and Plan of Merger dated as of December 21, 2001, by and among ACT Teleconferencing, Inc., ACT Proximity, Inc., Proximity, Inc., Robert C. Kaphan, Richard Parlato, and North Atlantic Venture Fund II, L.P.

3.1(4)		Restated articles of incorporation of ACT Teleconferencing, Inc., dated April 15, 1996, as amended October 18, 1999, and November 26, 2001

3.1.1(5)		Certificate of Designations, Preferences and Rights of Series B Junior Participating Preferred Shares, filed December 2, 1999

3.1.2(6)		Certificates of Designations, Preferences, and rights of Series C Preferred Stock, filed May 17, 2002

3.1.3		Articles of Amendment to Certificate of Designations, Preferences and Rights of Series B Junior Participating Preferred Shares, filed February 6, 2004 (previously filed)

3.2(7)		Bylaws of ACT, amended and restated as of May 22, 2001

4.1(8)		Form of specimen certificate for common stock of ACT

10.1(8)	**	Stock option plan of 1991, as amended, authorizing 400,000 shares of common stock for issuance under the plan

10.2(8)	**	Form of stock option agreement

10.3(9)		Form of representatives’ warrant dated June 9, 2000

10.10(8)	**	Split dollar insurance agreement dated March 1, 1990, between ACT and Gerald D. Van Eeckhout

10.11(1)	**	Variation of D Holden’s Service Agreement, dated January 17, 2001 by and between ACT Teleconferencing Limited and David Holden

10.13(1)		Instrument constituting £1,172,000 convertible secured A loan notes and £2,980,000 convertible secured B loan notes by and between ACT Teleconferencing, Inc. and David L. Holden & others

10.19(10)	**	Stock option plan of 1996, as amended

10.20(4)	**	Employee stock purchase plan of 1998, as amended

10.22(11)		Loan and security agreement dated March 31, 1998 and form of stock purchase warrant with Sirrom Capital Corporation and Equitas L.P.

10.25(12)		Contract for the Supply of Conferencing Services Design Development and Implementation signed July 14, 1998 between ACT Teleconferencing Services, Inc. and Concert Global Networks Limited

10.26(12)		Agreement for the Supply of Conferencing Services signed July 14, 1998 between ACT Teleconferencing Services, Inc. and Concert Global Networks Limited

10.27(12)		Agreement for Videoconferencing Equipment and Services among ACT Videoconferencing, Inc. and the GTE Telephone Operating Companies named therein, dated October 1, 1998

10.28(4)	**	Stock option plan of 2000, as amended

10.29(4)		Service order attachment signed March 15, 2001, between ACT Teleconferencing Services, Inc. and AT&T Corporation for the supply of domestic voice/data services

10.31(2)		Note in the original principal amount of $2.25 Million with ACT Teleconferencing, Inc. as maker and PictureTel Corporation as holder

10.33(2)		Amended and Restated Warrant dated October 11, 2001 between ACT Teleconferencing, Inc. and GMN Investors II, L.P.

10.36(13)		Promissory Note from Gerald Van Eeckhout in favor of ACT Teleconferencing, Inc. dated July 25, 2001

10.37(13)		Security Agreement between Gerald Van Eeckhout and ACT Teleconferencing, Inc. dated July 25, 2001

10.42(14)		Videoconference Services Agreement between ACT Videoconferencing and Bristol Meyers Squibb Company*

10.46(15)	**	2002 Performance Incentive Plan

10.47(16)		Revolving Credit and Term Loan Agreement dated October 16, 2002 by and among ACT Teleconferecing, Inc. and certain subsidiaries thereof, and Vectra Bank Colorado, N.A.

10.48(16)		Security Agreement dated October 16, 2002 by and among ACT Teleconferecing, Inc. and certain subsidiaries thereof, and Vectra Bank Colorado, N.A.

10.49(16)		Revolving Promissory Note dated October 16, 2002 by and among ACT Teleconferecing, Inc. and Vectra Bank Colorado, N.A.

10.50(16)		Term Promissory Note dated October 16, 2002 by and among ACT Teleconferecing, Inc. and Vectra Bank Colorado, N.A.

10.51(17)		Note Agreement for Senior Secured Subordinated Notes and Warrant to Purchase Common Stock among ACT Teleconferencing, Inc. and certain of its subsidiaries, and the investors named therein, dated May 12, 2003

10.52(18)		First Amendment, Consent and Waiver among ACT Teleconferencing, Inc. and certain of its subsidiaries, and the investors named therein, effective as of May 12, 2003

10.53(18)		Second Amendment, Consent and Waiver among ACT Teleconferencing, Inc. and certain of its subsidiaries, and the investors named therein, effective as of August 14, 2003

10.54(18)		Third Amendment among ACT Teleconferencing, Inc. and certain of its subsidiaries, and the investors named therein, dated October 23, 2003

10.55(18)		Fourth Amendment, Consent, Waiver and Forbearance Agreement among ACT Teleconferencing, Inc., certain subsidiaries thereof, and the investors named therein, effective as of January 8, 2004

10.56(19)		Form of Warrant Agreement by and between ACT Teleconferencing, Inc. and CapEx, L.P. dated October 15, 2003

10.58(20)		Securities Purchase Agreement by and among ACT Teleconferencing, Inc. and certain preferred stock purchasers, dated May 17, 2002

10.59(20)		Registration Rights Agreement by and among ACT Teleconferencing, Inc. and certain preferred stock purchasers, dated May 17, 2002

10.60(18)		Form of Stock Purchase Agreement of January 8, 2004 with Barron Partners, L.P.

10.61(18)		Form of Registration Rights Agreement of January 8, 2004 with Barron Partners, L.P.

10.62(21)		Stock Purchase Agreement dated February 18, 2004 with Fuller and Thaler Behavioral Finance Fund, Ltd.

10.63(21)		Stock Purchase Warrant dated February 18, 2004 with Fuller and Thaler Behavioral Finance Fund, Ltd.

10.66	**	Amended and Restated Employment Agreement between Gene Warren and ACT Teleconferencing, Inc., dated May 1, 2003 (previously filed)

23.1		Consent of Hein+Associates LLP (filed herewith)

23.2		Consent of Ernst & Young LLP (filed herewith)

31.1		Rule 13a-14(a) certification of Chief Executive Officer/interim principal financial officer (filed herewith)

32.1		Section 1350 certification of Chief Executive Officer/interim principal financial officer (filed herewith)

*	Certain portions of this exhibit have been excluded from the publicly-available document, and the Securities and Exchange Commission has issued an order granting our request for confidential treatment of the excluded information.
**	Management contract or compensatory arrangement.
(1)	Incorporated by reference, attached as an exhibit to our report on Form 8-K filed with the Securities and Exchange Commission on January 31, 2001, File No. 0-27560.
(2)	Incorporated by reference, attached as an exhibit to our report on Form 8-K filed with the Securities and Exchange Commission on October 18, 2001, File No. 0-27560.
(3)	Incorporated by reference, attached as exhibit 10.1 to our report on Form 8-K filed with the Securities and Exchange Commission on January 16, 2002, File No. 0-27560.
(4)	Incorporated by reference, attached as an exhibit to our registration statement on Form S-1, filed with the Securities and Exchange Commission on December 3, 2001, File No. 333-744138.
(5)	Incorporated by reference, attached as Exhibit A to Exhibit 1 to our registration statement on Form 8A, filed with the Securities and Exchange Commission on December 7, 1999, File No. 0-27560.
(6)	Incorporated by reference, attached as an exhibit to our report on Form 8-K filed with the Securities and Exchange Commission on May 23, 2002, File No. 0-27560.
(7)	Incorporated by reference, attached as an exhibit to our Form 10-Q for the quarter ended June 30, 2001, filed with the Securities and Exchange Commission on August 21, 2001, File No. 0-27560.
(8)	Incorporated by reference, attached as an exhibit to our registration statement on Form SB-2, filed with the Securities and Exchange Commission on October 10, 1995, and amendments to our Form SB-2, File No. 33-97908-D.
(9)	Incorporated by reference, attached as Exhibit 1.3 to our registration statement on Form S-1, filed with the Securities and Exchange Commission on March 10, 2000, File No. 33-32156.

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

HEIN & ASSOCIATES LLP

Denver, Colorado

April 14, 2004

Report of Independent Auditors

The Board of Directors and Shareholders

ACT Teleconferencing, Inc.

We have audited the accompanying consolidated balance sheet of ACT Teleconferencing, Inc. as of December 31, 2002, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2002. Our audits also included the financial statement schedules listed in the index at page F-1 for each of the two years in the period ended December 31, 2002. These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ACT Teleconferencing, Inc. at December 31, 2002, and

the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also in our opinion, the related financial statement schedules, for each of the two years in the period ended December 31, 2002, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, effective

January 1, 2002, the Company ceased amortizing goodwill in accordance with the requirements of Statement of Financial Accounting Standards No. 142.

/s/ ERNST & YOUNG LLP

Denver, Colorado

March 09, 2003

ACT Teleconferencing, Inc.

Consolidated Balance Sheets

December 31, 2003 and 2002

($ in Thousands, except shares)	2003	2002
Assets
Current assets:
Cash and cash equivalents	$1,726	$3,176
Accounts receivable (net of allowance for doubtful accounts of $652 and $1,029)	10,258	11,498
Short term note receivable from a related party	0	268
Prepaid expenses and other current assets	1,210	1,285

Total current assets	13,194	16,227

Equipment:
Telecommunications equipment	23,021	21,684
Software	6,591	5,510
Office equipment	11,667	10,024
Less: accumulated depreciation	(19,998)	(13,773)

Total equipment—net	21,281	23,445

Other assets:
Goodwill	18,264	18,264
Other intangible assets (net of accumulated amortization of $784 and $527)	780	1,104
Investments	100	100
Other long term assets	1004	320

Total assets	$54,623	$59,460

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$6,171	$7,448
Accrued liabilities	4,729	3,849
Deferred revenue—current	1,648	1,728
Current portion of debt	6,378	5,019
Current portion of debt to related party	634	—
Capital lease obligations due in one year	769	1,243
Income taxes payable	51	560

Total current liabilities	20,380	19,847

Commitments and contingencies—Notes 2 and 3

Long-term debt	3,121	4,676
Long-term debt due to related party	7,080	4,019
Capital lease obligations due after one year	466	1,358
Deferred revenue—long term	—	1,643
Other long term liabilities	939	—
Deferred income taxes	527	378

Convertible, redeemable preferred stock	—	2,698

Shareholders’ equity:
Common stock, no par value; 25,000,000 shares Authorized, 11,022,043 and 8,972,623 shares issued and 10,940,207 and 8,842,623 outstanding in 2003 and 2002, respectively	43,310	38,370
Treasury stock, at cost (80,000 shares)	(241)	(236)
Accumulated deficit	(21,671)	(12,453)
Accumulated other comprehensive loss	712	(840)

Total shareholders’ equity	22,110	24,841

Total liabilities and shareholder’s equity	$54,623	$59,460

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

Net (loss) per share
Basic and Diluted	$(0.90)	$(0.93)	$(0.09)

See accompanying notes to consolidated financial statements.

ACT Teleconferencing, Inc.

Consolidated Statements of Shareholders’ Equity

For the years ended December 31, 2003, 2002, and 2001

	Common Stock		Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
($ In Thousands)	Shares	Amount
Balance at December 31, 2000	5,671,140	$16,492	$—	$(3,573)	$(438)	$12,481
Shares issued for acquisitions	1,129,231	8,678				8,678
Shares issued in private placement	769,231	4,634				4,634
Exercise of options and warrants	751,553	3,172				3,172
Shares issued to extinguish debt	200,000	1,310				1,310
Shares issued to employees and consultants	106,479	304				304
Issuance of warrant in association with debt		176				176
Purchase of treasury stock	(7,500)		(37)			(37)

Preferred dividend				(378)		(378)
Comprehensive loss
Net loss				(216)		(216)
Other comprehensive loss, net of tax
Foreign currency translation adjustment					(961)	(961)

Total comprehensive loss						(1,177)

Balance at December 31, 2001	8,620,134	34,766	(37)	(4,167)	(1,399)	29,163
Shares issued for acquisition	350,000	2,663				2,663
Issuance of warrants in association with debt and preferred stock		718				718
Exercise of options	20,000	20				20
Shares issued to employees & consultants	58,889	203				203
Purchase of treasury stock	(76,400)		(199)			(199)
Preferred dividend and accretion to redemption value of convertible preferred stock				(637)		(637)
Comprehensive loss
Net loss				(7,648)		(7,648)
Other comprehensive loss, net of tax
Foreign currency translation adjustment					558	558

Total comprehensive loss						(7,090)

Balance at December 31, 2002	8,972,623	38,370	(236)	(12,452)	(841)	24,841
Issuance of warrants in association with debt		2,098				2,098
Exercise of options	31,649	36				36
Shares issued to employees & consultants	479,407	659				659
Shares and warrants issued in legal settlement	150,000	430				430
Purchase of treasury stock	(5,500)		(5)			(5)
Preferred dividend and accretion to redemption value of convertible preferred stock				(726)		(726)
Redemption of preferred stock through issuance of common stock	1,393,864	1,717				1,717
Comprehensive loss
Net loss				(8,493)		(8,493)
Other comprehensive loss, net of tax
Foreign currency translation adjustment					1,553	1,553

Total comprehensive loss						(6,940)

Balance at December 31, 2003	11,022,843	$43,310	$(241)	$(21,671)	$712	22,110

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

On November 5, 2002, the Company received 5,280 unused Compunetix audio conference ports as compensation for services rendered and to be rendered under an existing contract to provide audio conferencing services. The $3.7 million fair market value of this equipment was recorded as deferred revenue and is being recognized over the remaining term of the supplier contract which ends December 31, 2004. The deferred revenue balance related to this transaction was $1.6 million and $3.3 million at December 31, 2003 and December 31,2002 respectively.

Use of Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Significant estimates have been used in the analysis of goodwill impairment.

In accordance with EITF 01-14, the Company has recorded as revenue $864,000 received as reimbursement for out-of-pocket expenses in 2002. This amount relates to a new business relationship and did not relate to business activities in 2003 and 2001.

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

ACT Teleconferencing, Inc.

Notes to Consolidated Financial Statements—(Continued)

2. Long and Short Term Debt

The following debt instruments are owed by ACT Teleconferencing, Inc., unless otherwise noted.

	December 31,
	2003	2002
	($ per thousands)
Notes payable to a related party for the acquisition of the 40% interest in ACT Teleconferencing Limited that was purchased during 2001. Amounts are due between April 2004 and December 2005. The amounts bear interest at 8%. The Company was in violation of the covenants of these notes at December 31, 2003. Waivers have been received.	$3,212	$4,019

Unsecured promissory note payable due to the seller of the 1414c video conferencing assets. The note bears interest payable at an annual rate of 10% with principal payments due in four equal semi-annual installments beginning April 2002.	621	1,250

ACT Teleconferencing Services, Inc., a United States subsidiary, has a line of credit secured by its tangible and intangible assets. The line of credit carries an interest rate of prime plus 1.25% (5.5% at December 31, 2003) per annum with a borrowing base restricted to qualified accounts receivable up to $2 million. The line of credit expired on March 31, 2004 and has been extended to May 31, 2004. The Company was in violation of the covenants of this credit agreement at December 31, 2003. Waivers have been received.	2,000	2,000

Subordinated promissory note payable bearing an interest rate of 13.5% per annum. Principal is due on the maturity date of March 31, 2005. The note is secured by a second lien on Company assets, subordinated to the Company’s senior lenders. The Company was in violation of the covenants of this note at December 31, 2003. Waivers have been received.	518	890

$1.8 million line of credit to equipment vendor bearing interest at 6% per annum. Payments are due in monthly installments calculated on 8% of principal balance plus interest	285	408

Term note due to a bank, in monthly installments, by ACT Teleconferencing, Inc at an interest rate of 7% per annum. Amounts are due between November 2002 and October 2005. The Company was in violation of the covenants of this note at December 31, 2003. Waivers have been received.	1,528	2,362

Note payable, due on demand, by ACT Videoconferencing, Inc., a United States subsidiary, to an equipment vendor at an interest rate of 7%.	263	280

ACT Teleconferencing, Inc.

Notes to Consolidated Financial Statements—(Continued)

2. Long and Short Term Debt (Continued)

	December 31,
	2003	2002
Notes payable and revolving lines of credit, through vendors and various banks, secured by accounts receivable and equipment at interest rates ranging from 5.9% to 9.8%. Amounts are due between January 2003 and October 2005.	474	780

Note payable to equipment vendor bearing interest at 7% per annum. Term is 60 months beginning January 1, 2003 with interest only payments for the first twelve months.	1,056	1,056

Subordinated promissory note payable due to the sellers of Proximity, Inc. The Company was in violation of the covenants of this note at December 31, 2003. Waivers have been received.	750	750

Subordinated note payable for $7.3 million bearing interest at 12% and recorded net of the unaccreted value of 2.3 million warrants issued in conjunction therewith. The note is due in full on April 30, 2006. Monthly interest only payments are required. The Company was in violation of the covenants of this note agreement at December 31, 2003. Waivers have been received.	5,863	—

ACT Teleconferencing Limited., a UK subsidiary, has a revolving line of credit which carries an interest rate of prime plus 2%.	659	—

Subtotal	17,229	13,795
Less deferred interest cost	(16)	(81)

Subtotal	17,213	13,714
Less, current portion of long term debt	(7,012)	(5,019)

Long term debt	$10,201	$8,695

The aggregate minimum annual payments as of December 31, 2003 for long-term debt are as follows:

2004	$7,012
2005	1,872
2006	8,037
2007	292

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

In January and February, 2004, 3.6 million shares of common stock were issued under private equity financings with investment firms for aggregate proceeds of $5.5 million.

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

In 2003, warrants issued in February, 1999 as part of an equity placement were amended to extend the expiration date from December, 2003 to February, 2006. The number of warrants and the related exercise price was also reduced by 50%. In addition, as part of debt restructuring, warrants issued in March, 1998 and April, 2002 in conjunction with subordinated debt financing were amended to extend the expiration date from April, 2003 to April, 2007, and the exercise price was reduced from $7.00 to $2.50 per share. The total number of warrants outstanding under this agreement at December 31, 2003 is 435,009

The Company accounts for warrants issued for consulting services and in conjunction with debt instruments by determining the fair value of the warrant and amortizing the expense over the consulting period or the maturity term of the debt. Warrants issued in association with equity instruments are not valued as the valuation would have no financial effect on the Company. In certain instances involving significant issuances, the Company has received external valuations of the fair value of warrants through accredited valuation specialists.

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

The reconciliation of income tax attributable to continuing operations computed at the U.S. federal statutory tax rates to actual income tax expense is ($ in 000’s):

	2003	2002	2001
Expected rate at 35%	$(2,806)	$(2,631)	$376
Effect of permanent difference
Goodwill amortization/writedown	—	700	233
Other	395	63	54
Utilization of net operating losses	(237)	(22)	(516)
Foreign Taxes	(206)	(43)	(80)
Valuation allowance	2,511	2,058	364
Other	685	—	444

	$342	$125	$875

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

The following summary provides financial data for the Company’s operating segments:

For the year ended December 31, 2003:

	Audio	Video	Subtotal	Corporate	Total
	(in thousands)
Net Revenues	$37,189	$18,562	$55,751	$—	$55,751
Loss before tax	(993)	(505)	(1,498)	(6,653)	(8,151)
Depreciation and amortization	3,397	1,052	4,449	972	5,421
Total assets	$33,719	$18,001	$51,720	$2,903	54,623

ACT Teleconferencing, Inc.

Notes to Consolidated Financial Statements—(Continued)

For the year ended December 31, 2002:

	Audio	Video	Subtotal	Corporate	Total
	(in thousands)
Net Revenues	$35,903	$17,969	$53,872	$—	$53,872
(Loss) before tax	(1,698)	(3,123)	(4,821)	(2,702)	(7,523)
Depreciation and amortization	3,224	1,140	4,364	428	4,792
Total assets	36,790	18,343	55,133	4,327	59,460

For the year ended December 31, 2001:

	Audio	Video	Subtotal	Corporate	Total
	(in thousands)
Net Revenues	$41,589	$5,054	$46,643	$—	$46,643
Income (Loss) before tax	4,207	(656)	3,551	(2,892)	659
Depreciation and amortization	3,420	608	4,028	115	4,143
Total assets	$32,963	$14,301	$47,264	$6,223	53,487

ACT Teleconferencing, Inc.

Notes to Consolidated Financial Statements—(Continued)

9. Business Segment Analysis (Continued)

The following summary provides financial data for significant geographic markets in which the Company operates:

For the year ended December 31, 2003:

	North America	Europe	Asia Pacific	Total
	(in thousands)
Net Revenues	$32,479	$17,880	$5,392	$55,751
Long-Lived Assets	20,501	15,120	4,705	40,326

For the year ended December 31, 2002:

	North America	Europe	Asia Pacific	Total
	(in thousands)
Net Revenues	$33,080	$16,901	$3,891	$53,872
Long-Lived Assets	23,164	10,690	3,364	37,218

For the year ended December 31, 2001:

	North America	Europe	Asia Pacific	Total
	(in thousands)
Net Revenues	$27,834	$15,670	$3,139	$46,643
Long-Lived Assets	15,514	8,525	2,830	26,869

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

ACT Teleconferencing, Inc.

Notes to Consolidated Financial Statements—(Continued)

15. Acquisitions (continued)

These acquisitions were accounted for under the purchase method of accounting. The pro forma unaudited results of operations for the year ended December 31, 2001 are as follows: ($ in thousands)

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

Schedule I—Condensed Financial Information of Registrant

ACT Teleconferencing, Inc.

Condensed Balance Sheets

December 31, 2003 and 2002

($ in 000s)	2003	2002
Assets
Current assets	$296	$558
Equipment and software (net of accumulated depreciation of $2,874 and $1,970)	1,791	3,600
Other long term assets	815	169
Investment in and advances to subsidiaries	37,078	36,470

Total assets	39,980	$40,797

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$1,023	$591
Current portion of debt	5,882	4,092

Total current liabilities	6,905	4,683
Long-term debt	10,965	8,575
Convertible preferred stock	—	2,698
Shareholders’ equity:
Common stock, no par value; 25,000,000 shares authorized, 11,020,207 and 8,972,623 shares issued and outstanding in 2003 and 2002, respectively	43,069	38,134
Accumulated deficit	(20,959)	(13,293)

Total shareholders’ equity	22,110	24,841

Total liabilities and shareholder’s equity	39,980	$40,797

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

Schedule I—Condensed Financial Information of Registrant (continued)

ACT Teleconferencing, Inc.

Condensed Statements of Cash Flows

For the years ended December 31, 2003, 2002, and 2001

($ In 000s)	2003	2002	2001
Operating activities
Net income (loss)	$(8,493)	$(7,648)	$(216)
Adjustments to reconcile net income (loss) to net cash used for operating activities:
Equity in undistributed earnings of subsidiaries	677	(2,820)	(3,525)
Dividends received from subsidiary	943	—	1,713
Depreciation & equipment transfers	1,960	1,423	335
Shares issued for services	659	111	69
Amortization of debt costs	447	204	653
Foreign Exchange Loss	460
Changes in operating assets and liabilities, net of effects of business combinations:
Current Assets	244	(315)	(47)
Other assets	(744)	224	153
Accrued liabilities	1,371	(231)	(343)

Net cash used for operating activities	(2,476)	(9,052)	(1,208)

Investing activities
Equipment purchases	(151)	(3,430)	(455)
Cash held in escrow	—	1,356	(1,356)
Investment in and advances to subsidiaries	(770)	5,196	2,939
Cash paid for acquisitions net of cash acquired	—	(611)	(2,231)

Net cash provided by (used for) investing activities	(921)	2,511	(1,103)

Financing activities
Net proceeds from issuance of debt	6,307	5,556	237
Net repayments of debt	(3,779)	(4,253)	(2,873)
Net proceeds from the issuance of common stock	466	223	8,073
Purchase of treasury stock	(5)	(199)	(37)
Net proceeds from issuance of preferred stock	—	4,600	—
Repayment of preferred stock dividend and principal	(1,708)	(1,850)	(690)
Net proceeds from the issuance of warrants in association with debt	2,098	—	—

Net cash provided by financing activities	3,379	4,077	4,710

Net increase (decrease) in cash and cash equivalents	(18)	(2,464)	2,399
Cash and cash equivalents beginning of year	205	2,669	270

Cash and cash equivalents end of year	$187	$205	$2,669

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

Schedule II—Valuation Of Qualifying Accounts

ACT Teleconferencing, Inc.

Allowance for Doubtful Accounts Receivable

	Balance at Beginning Of Period	Additions/ Charges to Costs and Expenses	Deductions	Balance at End of Period
For the year ended December 31, 2003:
Allowance for doubtful accounts receivable	$1,029	368	(745)	652

For the year ended December 31, 2002:
Allowance for doubtful accounts receivable	$591	$853	$(415)	$1,029

For the year ended December 31, 2001:
Allowance for doubtful accounts receivable	$621	$641	$(671)	$591

Index to Exhibits

All exhibits are filed electronically or incorporated by reference.

Number		Description

2.1(1)		Share purchase agreement dated January 17, 2001 by and between ACT Teleconferencing, Inc. and David L. Holden & others.

2.2(2)		Asset Purchase Agreement by and between ACT Teleconferencing, Inc., ACT Videoconferencing, Inc. and PictureTel Corporation dated as of October 4, 2001.

2.3(3)		Agreement and Plan of Merger dated as of December 21, 2001, by and among ACT Teleconferencing, Inc., ACT Proximity, Inc., Proximity, Inc., Robert C. Kaphan, Richard Parlato, and North Atlantic Venture Fund II, L.P.

3.1(4)		Restated articles of incorporation of ACT Teleconferencing, Inc., dated April 15, 1996, as amended October 18, 1999, and November 26, 2001

3.1.1(5)		Certificate of Designations, Preferences and Rights of Series B Junior Participating Preferred Shares, filed December 2, 1999

3.1.2(6)		Certificates of Designations, Preferences, and rights of Series C Preferred Stock, filed May 17, 2002

3.1.3		Articles of Amendment to Certificate of Designations, Preferences and Rights of Series B Junior Participating Preferred Shares, filed February 6, 2004 (previously filed)

3.2(7)		Bylaws of ACT, amended and restated as of May 22, 2001

4.1(8)		Form of specimen certificate for common stock of ACT

10.1(8)	**	Stock option plan of 1991, as amended, authorizing 400,000 shares of common stock for issuance under the plan

10.2(8)	**	Form of stock option agreement

10.3(9)		Form of representatives’ warrant dated June 9, 2000

10.10(8)	**	Split dollar insurance agreement dated March 1, 1990, between ACT and Gerald D. Van Eeckhout

10.11(1)	**	Variation of D Holden’s Service Agreement, dated January 17, 2001 by and between ACT Teleconferencing Limited and David Holden

10.13(1)		Instrument constituting £1,172,000 convertible secured A loan notes and £2,980,000 convertible secured B loan notes by and between ACT Teleconferencing, Inc. and David L. Holden & others

10.19(10)	**	Stock option plan of 1996, as amended

10.20(4)	**	Employee stock purchase plan of 1998, as amended

10.22(11)		Loan and security agreement dated March 31, 1998 and form of stock purchase warrant with Sirrom Capital Corporation and Equitas L.P.

10.25(12)		Contract for the Supply of Conferencing Services Design Development and Implementation signed July 14, 1998 between ACT Teleconferencing Services, Inc. and Concert Global Networks Limited

10.26(12)		Agreement for the Supply of Conferencing Services signed July 14, 1998 between ACT Teleconferencing Services, Inc. and Concert Global Networks Limited

10.27(12)		Agreement for Videoconferencing Equipment and Services among ACT Videoconferencing, Inc. and the GTE Telephone Operating Companies named therein, dated October 1, 1998

10.28(4)	**	Stock option plan of 2000, as amended

10.29(4)		Service order attachment signed March 15, 2001, between ACT Teleconferencing Services, Inc. and AT&T Corporation for the supply of domestic voice/data services

10.31(2)		Note in the original principal amount of $2.25 Million with ACT Teleconferencing, Inc. as maker and PictureTel Corporation as holder

10.33(2)		Amended and Restated Warrant dated October 11, 2001 between ACT Teleconferencing, Inc. and GMN Investors II, L.P.

10.36(13)		Promissory Note from Gerald Van Eeckhout in favor of ACT Teleconferencing, Inc. dated July 25, 2001

10.37(13)		Security Agreement between Gerald Van Eeckhout and ACT Teleconferencing, Inc. dated July 25, 2001

10.42(14)		Videoconference Services Agreement between ACT Videoconferencing and Bristol Meyers Squibb Company*

10.46(15)	**	2002 Performance Incentive Plan

10.47(16)		Revolving Credit and Term Loan Agreement dated October 16, 2002 by and among ACT Teleconferecing, Inc. and certain subsidiaries thereof, and Vectra Bank Colorado, N.A.

10.48(16)		Security Agreement dated October 16, 2002 by and among ACT Teleconferecing, Inc. and certain subsidiaries thereof, and Vectra Bank Colorado, N.A.

10.49(16)		Revolving Promissory Note dated October 16, 2002 by and among ACT Teleconferecing, Inc. and Vectra Bank Colorado, N.A.

10.50(16)		Term Promissory Note dated October 16, 2002 by and among ACT Teleconferecing, Inc. and Vectra Bank Colorado, N.A.

10.51(17)		Note Agreement for Senior Secured Subordinated Notes and Warrant to Purchase Common Stock among ACT Teleconferencing, Inc. and certain of its subsidiaries, and the investors named therein, dated May 12, 2003

10.52(18)		First Amendment, Consent and Waiver among ACT Teleconferencing, Inc. and certain of its subsidiaries, and the investors named therein, effective as of May 12, 2003

10.53(18)		Second Amendment, Consent and Waiver among ACT Teleconferencing, Inc. and certain of its subsidiaries, and the investors named therein, effective as of August 14, 2003

10.54(18)		Third Amendment among ACT Teleconferencing, Inc. and certain of its subsidiaries, and the investors named therein, dated October 23, 2003

10.55(18)		Fourth Amendment, Consent, Waiver and Forbearance Agreement among ACT Teleconferencing, Inc., certain subsidiaries thereof, and the investors named therein, effective as of January 8, 2004

10.56(19)		Form of Warrant Agreement by and between ACT Teleconferencing, Inc. and CapEx, L.P. dated October 15, 2003

10.58(20)		Securities Purchase Agreement by and among ACT Teleconferencing, Inc. and certain preferred stock purchasers, dated May 17, 2002

10.59(20)		Registration Rights Agreement by and among ACT Teleconferencing, Inc. and certain preferred stock purchasers, dated May 17, 2002

10.60(18)		Form of Stock Purchase Agreement of January 8, 2004 with Barron Partners, L.P.

10.61(18)		Form of Registration Rights Agreement of January 8, 2004 with Barron Partners, L.P.

10.62(21)		Stock Purchase Agreement dated February 18, 2004 with Fuller and Thaler Behavioral Finance Fund, Ltd.

10.63(21)		Stock Purchase Warrant dated February 18, 2004 with Fuller and Thaler Behavioral Finance Fund, Ltd.

10.66	**	Amended and Restated Employment Agreement between Gene Warren and ACT Teleconferencing, Inc., dated May 1, 2003 (previously filed)

23.1		Consent of Hein+Associates LLP (filed herewith)

23.2		Consent of Ernst & Young LLP (filed herewith)

31.1		Rule 13a-14(a) certification of Chief Executive Officer/interim principal financial officer (filed herewith)

32.1		Section 1350 certification of Chief Executive Officer/interim principal financial officer (filed herewith)

*	Certain portions of this exhibit have been excluded from the publicly-available document, and the Securities and Exchange Commission has issued an order granting our request for confidential treatment of the excluded information.
**	Management contract or compensatory arrangement.
(1)	Incorporated by reference, attached as an exhibit to our report on Form 8-K filed with the Securities and Exchange Commission on January 31, 2001, File No. 0-27560.
(2)	Incorporated by reference, attached as an exhibit to our report on Form 8-K filed with the Securities and Exchange Commission on October 18, 2001, File No. 0-27560.
(3)	Incorporated by reference, attached as exhibit 10.1 to our report on Form 8-K filed with the Securities and Exchange Commission on January 16, 2002, File No. 0-27560.
(4)	Incorporated by reference, attached as an exhibit to our registration statement on Form S-1, filed with the Securities and Exchange Commission on December 3, 2001, File No. 333-744138.
(5)	Incorporated by reference, attached as Exhibit A to Exhibit 1 to our registration statement on Form 8A, filed with the Securities and Exchange Commission on December 7, 1999, File No. 0-27560.
(6)	Incorporated by reference, attached as an exhibit to our report on Form 8-K filed with the Securities and Exchange Commission on May 23, 2002, File No. 0-27560.
(7)	Incorporated by reference, attached as an exhibit to our Form 10-Q for the quarter ended June 30, 2001, filed with the Securities and Exchange Commission on August 21, 2001, File No. 0-27560.
(8)	Incorporated by reference, attached as an exhibit to our registration statement on Form SB-2, filed with the Securities and Exchange Commission on October 10, 1995, and amendments to our Form SB-2, File No. 33-97908-D.
(9)	Incorporated by reference, attached as Exhibit 1.3 to our registration statement on Form S-1, filed with the Securities and Exchange Commission on March 10, 2000, File No. 33-32156.

(10)	Incorporated by reference, attached as an exhibit to our schedule 14A Information filed with the Securities and Exchange Commission on April 30, 1997, File No. 0-27560, and amended and attached as exhibit 4.6 to our Form S-8, filed on July 2, 1998, File 333-58403.
(11)	Incorporated by reference, attached as Exhibit 10.22 to our Amendment No. 1 to Form 10-QSB for the quarter ended June 30, 1998, filed with the Securities and Exchange Commission on August 24, 1998 (originally filed under cover of Form SE on August 14, 1998) File 0-27560.
(12)	Incorporated by reference, attached as an exhibit to our Form 10-QSB for the quarter ending September 30, 1998, filed with the Securities and Exchange Commission on November 16, 1998, File 0-27560.
(13)	Incorporated by reference, attached as an exhibit to our annual report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2002, File No. 0-27560.
(14)	Incorporated by reference, attached as an exhibit to our report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2002, File No. 0-27560. Certain portions of the exhibit have been omitted pursuant to a request for confidential treatment and have been filed separately with the Securities and Exchange Commission.
(15)	Incorporated by reference, attached as an exhibit to our annual report on Form 10-K filed with the Securities and Exchange Commission on April 15, 2003, File No. 0-27560.
(16)	Incorporated by reference, attached as an exhibit to our amendment to annual report on Form 10-K/A filed with the Securities and Exchange Commission on April 30, 2003, File No. 0-27560.
(17)	Incorporated by reference, attached as an exhibit to our report on Form 8-K filed with the Securities and Exchange Commission on June 9, 2003, File No. 0-27560.
(18)	Incorporated by reference, attached as an exhibit to our registration statement on Form S-3 filed with the Securities and Exchange Commission on February 13, 2004, File No. 333-112822.
(19)	Incorporated by reference, attached as an exhibit to our registration statement on Form S-3 filed with the Securities and Exchange Commission on December 31, 2003, File No. 333-111657.
(20)	Incorporated by reference, attached as an exhibit to our report on Form 8-K filed with the Securities and Exchange Commission on May 23, 2002, File No. 0-27560.
(21)	Incorporated by reference, attached as an exhibit to amendment no. 1 to our registration statement on Form S-3/A filed with the Securities and Exchange Commission on March 15, 2004, File No. 333-112822.