Form 10-Q
period 2004-03-31
ACT TELECONFERENCING INC
filed 2004-05-17
CIK 918709

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                  to                 .

Commission file number 0-27560

ACT Teleconferencing, Inc.

(Exact name of registrant as specified in its charter)

Colorado	84-1132665
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1526 Cole Blvd., Suite 300, Golden, Colorado 80401

(Address of principal executive offices, zip code)

(303) 235-4399

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 13, 2004, 14,699,120 shares of the issuer’s common stock were outstanding.

ACT TELECONFERENCING, INC.

FORM 10-Q

PART I – Financial Information

ACT Teleconferencing, Inc.

Consolidated Balance Sheets

(Unaudited)

In Thousands (000s) – except for share data	March 31 2004	December 31 2003
Assets
Current assets:
Cash and cash equivalents	$3,300	$1,726
Accounts receivable (net of allowance for doubtful accounts of $545 and $652 in 2004 and 2003, respectively)	9,137	10,258
Prepaid expenses and other current assets	1,587	1,210

Total current assets	14,024	13,194
Equipment:
Telecommunications equipment	23,391	23,021
Software	6,800	6,591
Office equipment	11,777	11,667
Less: accumulated depreciation	(21,373)	(19,998)

Total equipment – net	20,595	21,281
Other assets:
Goodwill	18,264	18,264
Other intangible assets (net of accumulated amortization of $1,172 and $784 in 2004 and 2003, respectively)	394	780
Investments	100	100
Other long term assets	923	1,004

Total assets	$54,300	$54,623

Liabilities and shareholders’ equity
Current liabilities:

Accounts payable	$3,858	$6,171
Accrued liabilities	3,674	4,729
Deferred revenue – current	1,328	1,648
Current debt due to a related party	634	634
Current portion of debt	4,909	6,378
Capital lease obligations due in one year	695	769
Income taxes payable	113	51

Total current liabilities	15,211	20,380

Long-term debt	1,423	3,121
Long-term debt due to related party	8,667	7,080
Capital lease obligations due after one year	452	466
Other long term liabilities	1,017	939
Deferred income taxes	488	527

Shareholders’ equity:
Common stock, no par value; 25,000,000 shares authorized 14,665,634 and 10,132,660 shares issued and 14,583,734 and 10,050,760 outstanding in 2004 and 2003, respectively	48,901	43,310
Treasury stock, at cost (81,900 shares)	(241)	(241)
Accumulated deficit	(22,073)	(21,671)
Accumulated other comprehensive income	455	712

Total shareholders’ equity	27,042	22,110

Total liabilities and shareholder’s equity	$54,300	$54,623

See accompanying notes to consolidated financial statements.

ACT Teleconferencing, Inc.

Consolidated Statements of Operations

(Unaudited)

	For the three months ended March 31,
In thousands (000s) except for per share amounts	2004	2003
Net revenues	$13,996	$14,908
Cost of services	8,482	9,857

Gross profit	5,514	5,051

Selling, general and administration expense	5,427	5,527

Operating income (loss)	87	(476)
Other Income (expenses)

Interest expense, net	(590)	(311)
Foreign currency (loss)	(91)	—
Gain on elimination of note payable	261	—

Loss before income taxes	(333)	(787)
Provision for income taxes	(69)	(31)

Net loss	(402)	(818)

Preferred stock dividends	—	228

Net loss available to common shareholders	$(402)	$(1,046)

Weighted average number of shares outstanding – basic and diluted	13,439,523	9,479,998

Loss per share

Basic and diluted	$(.03)	$(0.11)

See accompanying notes to consolidated financial statements.

ACT Teleconferencing, Inc.

Consolidated Statements of Shareholders’ Equity

(Unaudited)

In Thousands (000s) – except for share data	Common Stock		Accumulated Deficit	Treasury stock	Accumulated other comprehensive income (loss)	Total
	Shares	Amount
Balance at January 1, 2004	11,022,043	$43,310	$(21,671)	$(241)	$712	$22,110
Shares issued in private placement	3,600,000	5,307				5,307
Issuance of warrants in association with debt		137				137
Shares purchased by employees	9,666	14				14
Value of stock issued to employees and directors as compensation	33,925	133				133
Comprehensive loss
Net loss			(402)			(402)
Other comprehensive loss, net of tax Foreign currency translation					(257)	(257)

Balance at March 31, 2004	14,665,634	$48,901	$(22,073)	$(241)	$455	$27,042

See accompanying notes to consolidated financial statements.

ACT Teleconferencing, Inc.

Consolidated Statements of Cash Flow

(Unaudited)

	For the three months ended March 31
In thousands (000s)	2004	2003
Operating activities
Net (loss)	$(402)	$(818)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation	1,273	1,270
Gain on elimination of note payable	(261)	—
Amortization of other intangibles	99	93
Amortization of debt costs	331	50
Deferred income taxes	(49)	23
Shares issued to employees and directors for compensation	133	382
Foreign Currency Exchange (Gain)/Loss	91	—

Cash flow before changes in operating assets and liabilities:	1,215	1,000
Changes in operating assets and liabilities, net of effects of business combinations:
Accounts receivable	1,223	(349)
Prepaid expenses and other assets	(364)	(517)
Accounts payable	(2,335)	(205)
Deferred Revenue	(320)	(457)
Accrued liabilities	(1,160)	408
Income taxes payable	62	(183)

Net cash used for operating activities	(1,679)	(303)
Investing activities
Equipment purchases	(542)	(569)

Net cash used for investing activities	(542)	(569)
Financing activities
Net proceeds from the issuance of debt	157	824
Repayments of debt and capital leases	(1,765)	(767)
Net proceeds from the issuance of common stock	5,321	17
Net proceeds from issuance of warrants in association with debt	137	—
Cash paid for the purchase of treasury stock	—	(5)
Payment of preferred stock dividends and principal	—	(168)

Net cash provided by (used for) financing activities	3,850	(99)
Effect of exchange rate changes on cash	(55)	(298)

Net increase (decrease) in cash and cash equivalents	1,574	(1,269)
Cash and cash equivalents beginning of period	1,726	3,176

Cash and cash equivalents end of period	$3,300	$1,907

Supplemental Information:
Cash Paid for
Interest	259	287
Income Taxes	7	222

See accompanying notes to consolidated financial statements.

ACT Teleconferencing, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

1.    Basis of Presentation and Significant Accounting Policies

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three-month periods ending March 31, 2004, are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. For further information, refer to the financial statements and footnotes included in our annual report on Form 10-K/A for the year ended December 31, 2003, and its amendments and subsequent filings.

The consolidated financial statements include the accounts of ACT Teleconferencing, Inc., and its wholly-owned domestic and worldwide subsidiaries. Significant intercompany accounts and transactions have been eliminated.

ACT Teleconferencing Inc. is also referred to in this document as “the Company,” “we,” and “our.”

The financial statements do not include any adjustments that could be required if the Company were unable to continue as a going concern. Although the company has experienced losses and deficit cash flows, management believes that it will be able to return the Company to a position of profitability and positive cash flow. This is based on the results of first quarter 2004 which reflect cost cutting actions taken in late 2003 as well as an additional $5.5 million of equity financing raised. It is also based on the growing revenue stream from a major audio outsource contract and ongoing cost controls and reductions at the Company.

Business

ACT Teleconferencing, Inc. is a full-service provider of audio, video, data and web-based teleconferencing services to businesses and organizations in North America, Europe, and Asia Pacific. The Company’s conferencing services enable its clients to cost-effectively conduct remote meetings by linking participants in geographically dispersed locations. The Company is present in ten countries, with sales and service delivery centers in nine countries. ACT Teleconferencing Inc.’s primary focus is to provide high value-added conferencing services to organizations such as professional service firms, investment banks, high tech companies, law firms, investor relations firms, and other domestic and multinational companies. The Company also provides outsourced or managed services to major telecommunication companies.

Goodwill

Goodwill represents the excess of purchase price over tangible and other intangible assets acquired less liabilities assumed arising from business combinations. As per Statement of Financial Accounting Standards (“SFAS”) No. 142, titled “Goodwill and Other Intangible Assets” (“SFAS 142”), issued in June 2001, the Company has not amortized goodwill acquired in business combinations after June 30, 2001. In addition, as required by SFAS 142, the Company ceased amortizing all goodwill effective January 1, 2002, and tests for impairment at least annually, or when circumstances indicate the value of goodwill may be less than its carrying value.

With the exception of a goodwill impairment charge taken in December 2002, no other charges have been taken against goodwill from January 1, 2002 through March 31, 2004.

Foreign Currency Conversion

ACT uses the U.S. dollar as its functional currency and its international subsidiaries use their local currencies as their respective functional currencies. Financial statements of foreign subsidiaries are translated into U.S. dollars at current rates, except that revenues, costs and expenses are translated at average current rates during each reporting period.

Intercompany transactions between ACT are billed at one standard exchange rate. The intercompany accounts are settled using spot rates in effect at the date of settlement. Gains and losses resulting from these foreign currency transactions are included in the consolidated statement of operations. In addition, exchange gains arising from the restatement into US dollars of the net intercompany accounts at the balance sheet date are also included in the consolidated statement of operations as though such accounts had been settled on the balance sheet date.

Internal Use Software

The Company capitalizes costs of materials, consultants, and payroll and payroll-related costs which are incurred in developing internal-use computer software, beginning once the application development stage is attained and continuing until the post-implementation/operation stage is achieved. Costs incurred prior to and after the establishment of the application development stage are charged to general and administrative expenses. The Company capitalized internal use software costs of $200,000 and $240,000 for the three months ended March 31, 2004 and 2003, respectively.

ACT Teleconferencing, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Stock Compensation

The company has stock plans under which stock options, stock appreciation rights, restricted stock or deferred stock may be granted to officers, key employees and nonemployee directors. Employees may also participate in an employee stock purchase plan which allows them to purchase shares through payroll deductions on favorable terms. The Company has elected to apply APB Opinion No. 25, “Accounting for Stock Issued to Employees” for measurement and recognition of stock-based transactions with its employees and directors. If the Company had elected to recognize compensation costs for its stock-based transactions based on the fair value of the options method prescribed by SFAS No. 123, the net loss and net loss per share would have been as listed:

For purposes of pro forma disclosures, the estimated fair value of the options is determined using the Black-Scholes option valuation model and is amortized to expense over the options’ vesting period.

The Company’s pro forma information is as follows:

	March 31
In thousands (000s) except for per share amounts	2004	2003
Net loss available to common shareholders	$(402)	$(1,046)
Net loss per share	$(0.03)	$(0.11)
Amortization of estimated fair value of option amortization as per SFAS 123	$(195)	$(236)
Net loss available to common shareholders	$(597)	$(1,282)
Adjusted net loss per share	$(0.04)	$(0.14)

2. Litigation

The Company is engaged in legal proceedings such as debt collection and employee dispute and arbitration. These are in the normal course of business and no current proceedings are deemed material to the running of the business.

3. Gain on Elimination of Note Payable

The gain on elimination of note payable is due to the write-off of a disputed note payable from 1998.

4. Shareholders’ Equity

On January 2, 2004, the Company issued 250,000 10 year warrants with an exercise price of $1.10 in conjunction with a debt restructuring.

On January 16, 2004, the Company sold 2.1 million shares at $1.05 per share in a private placement financing of common stock with a private investment partnership.

The January 16 issuance triggered an antidilution clause related to warrants granted in connection with a preferred stock issuance in May, 2002. The exercise price was decreased from $2.50 to $1.05 per share. Additional warrants are also to be issued under the terms of the original warrant agreement. Due to limitations imposed by securities regulations, however, the quantity and exercise price of these warrants is being discussed with the investors.

On February 24, 2004, the Company sold 1.5 million shares at a purchase price of $2.20 per share in a private placement with an institutional investor. The transaction also included the issuance of 340,000 three-year warrants at an exercise price of $2.20 per share.

As part of the brokerage fee for the above equity placements, 210,000 5 year warrants with an exercise price of $1.05 are to be issued.

ACT Teleconferencing, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

5. Earnings Per Share

The conversion of outstanding options and warrants has no impact on the calculation of earnings per share because they are antidilutive.

Total outstanding warrants and vested options on March 31, 2004 are 5,167,911 and 1,037,422, respectively.

6. Business Segment Analysis

The Company’s decisions on resource allocation and performance assessment are primarily based on the market potential of each regional operating location. Each of the locations offers the same products and services, has similar customers and equipment, and is managed directly by the Company’s executives.

ACT Teleconferencing, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

The following summary provides financial data for the Company’s operating segments for the three months ended March 31, 2004 and March 31, 2003.

6. Business Segment Analysis (continued)

For the three months ended March 31, 2004:

Product Segment	Audio	Video	Subtotal	Corporate	Total
(in thousands 000s)
Net revenues	$9,712	$4,284	$13,996	$—	$13,996
Income (loss) before tax	381	222	603	(1,005)	(402)
Depreciation and amortization	887	264	1,151	221	1,372
Total assets	33,166	17,319	50,485	3,815	54,300

For the three months ended March 31, 2003:

Product Segment	Audio	Video	Subtotal	Corporate	Total
(in thousands 000s)
Net revenues	$9,765	$5,143	$14,908	$—	$14,908
Loss before tax	(10)	(7)	(17)	(770)	(787)
Depreciation and amortization	831	312	1,143	220	1,363
Total assets	39,521	15,586	55,107	3,196	58,303

The following summary provides financial data for significant geographic markets in which the Company operates.

For the three months ended March 31, 2004:

Geographic area	North America	Europe	Asia Pacific	Total
(in thousands 000s)
Net revenues	$7,956	$4,165	$1,875	$13,996
Long-lived assets	20,037	14,466	4,750	39,253

For the three months ended March 31, 2003:

Geographic area	North America	Europe	Asia Pacific	Total
(in thousands 000s)
Net revenues	$8,736	$5,065	$1,107	$14,908
Long-lived assets	21,460	15,801	4,811	42,072

For the three months ended March 31, 2004, the United States comprises approximately 85% of the North American total revenue, the United Kingdom comprises approximately 86% of the European total revenue, and Australia comprises approximately 87% of the Asia Pacific total revenue.

The Company’s largest customer accounted for 13% and 8% of consolidated revenues and the Company’s second largest customer accounted for 9% and 8% of consolidated revenues for the three months ended March 31, 2004 and 2003, respectively.

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

Business Operations

For the three months ended March 31, 2004, our revenue was $14.0 million, a decrease of $.9 million or 6 percent compared to the same period in the prior year. The decrease came primarily in the video conferencing area where revenue was down $.9 million while the audio area was flat. The lack of a significant increase in audio revenue is due to a move toward more automated services and industry price erosion. Actual volumes for audio services measured in minutes increased by 29% when compared with the first quarter of 2003. Video revenues are down primarily because of the move from telephone network to internet transport and the loss of related revenue. A corresponding decrease in costs has helped to minimize the related impact on profits.

Cost of services decreased from $9.9 million and 66% of revenue for the three months ended March 31, 2003, to $8.5 million and 61% of revenue for the three months ended March 31, 2004. The primary reason for the decrease was the migration to a lower cost telecommunication supplier in Europe as well as other cost cutting measures.

Selling, general and administrative expenses decreased $100,000 during the three months ended March 31, 2004 when compared with the same period last year. This represents 39% of revenue - up 2% over the same period in 2003. The dollar cost reduction reflects cost cutting actions in late 2003, which consisted primarily of workforce reductions, and managements’ continuing cost controls in this area These reductions were offset by a $130,000 charge related to officer severance costs during the quarter.

Other income and expenses includes $262,000 of income due to the write-off of a 1998 disputed note payable. It also includes a foreign currency exchange loss of $91,000 which is due primarily to a note payable denominated in British pounds which is held by an ACT United States entity.

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

Cost as a percentage of sales

The following table outlines certain items in our income statement as a percentage of sales:

	Three months ended March 31,
	2004	2003
Net revenues	100%	100%
Cost of services	61	66

Gross profit	39	34
Selling, general and administrative expense	37	37

Operating profit (loss)	2	(3)
Interest expense	4	2
Foreign currency exchange loss	1	—

Loss before taxes	(3)	(5)
Income taxes	—	—

Net loss	(3)	(5)

Revenue Trends

The following table shows quarterly revenue trends by major product segment:

($ 000s)	Q1 2004	Q4 2003	Q3 2003	Q2 2003	Q1 2003
Audio conferencing & other	$9,712	$8,669	$8,333	$10,422	$9,765
Videoconferencing	4,284	4,828	3,787	4,804	5,143

Total	$13,996	$13,497	$12,120	$15,226	$14,908

Significant Accounting Policies

Our critical accounting policies have not changed from those reported in Management’s Discussion and Analysis of Financial Condition and Significant Accounting Policies in our Annual Report on Form 10-K/A for the year ending December 31, 2003.

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

Significant Customers – For the three months ended March 31, 2004, our three largest customers accounted for 13 percent, 9 percent, and 6 percent of our revenues, respectively.

International Operations – International net revenue comprised 52 percent and 49 percent of our first quarter revenues in 2004 and 2003, respectively, and we anticipate that international sales will continue to account for a significant portion of our consolidated revenue. International conferences that are initiated outside the United States are denominated in local currency; similarly, operating costs for such conferences are incurred in local currencies. Our three largest international locations, based on total revenue, are the United Kingdom, Australia, and Canada, comprising 26 percent, 12 percent and 9 percent of our total revenue, respectively. Our international locations operate under local laws and regulations, and to our knowledge are in compliance with all these laws and regulations.

Results of Operations

Three Months Ended March 31, 2004 compared to Three Months Ended March 31, 2003

Net Revenues. Net revenues decreased 6 percent to $14.0 million for the three months ended March 31, 2004, compared to $14.9 million for the three months ended March 31, 2003.

Audio conferencing revenues were $9.7 million for the three months ended March 31, 2004 compared to $9.8 million for the three months ended March 31, 2003. This decrease is due to price erosion and the migration to lower priced, lower cost automated conferencing services. Audio conferencing accounted for 69 percent and 66 percent of our revenues in 2004 and 2003, respectively.

Videoconferencing revenue decreased 17 percent from $5.1 million to $4.3 million and comprised 31 percent and 34 percent of total revenues for the three months ended March 31, 2004 and 2003, respectively. This decrease is due primarily to the loss of some transport revenue (offset by a decrease in related costs) and reflects an overall decline in video conferencing industry revenues.

For the three months ended March 31, 2003, North America, Europe and Asia Pacific, our three primary geographic markets, generated 57 percent, 30 percent and 13 percent, of total revenue, respectively.

Cost of Services. Cost of services consists of long distance telephony costs, depreciation on our teleconferencing bridges and equipment, equipment product costs, operator and operations management salaries and office expenses for operations staff.

Cost of services decreased from 66 percent of revenue ($9.9 million) to 61 percent of revenue ($8.5 million) for the three months ended March 31, 2004 and March 31, 2003, respectively. The decreased rate is the result of cost cutting measures taken during the second half of 2003, including the move to a lower cost telecommunication supplier in Europe.

Gross Profit. Gross profit increased 9 percent to $5.5 million for the three months ended March 31, 2004, compared to $5.0 million for the prior year. Gross profit percentage increased by 5 percent to 39 percent of net revenues for the three months ended March 31, 2004, compared to 34 percent of net revenues for the three months ended March 31, 2003. We expect our gross profit percentage to hold steady or improve as additional cost cutting measures and continued cost controls offset continuing migration (albeit at a slower rate) toward automated services.

Selling, General and Administrative Expense. Selling, general and administrative expense for the three months ended March 31, 2004 was $5.0 million, or 39 percent of revenue, compared to $5.5 million or 37 percent of revenue for the three months ended March 31, 2003. The dollar decrease is due to cost cutting during late 2003, which consisted primarily of workforce reductions, as well as our focus on maintaining overhead costs at a stable level. Cost reductions, which consisted primarily of headcount reductions, were partially offset by $130,000 of severance costs related to the departure of our CFO.

Interest Expense. Net interest expense increased by 90 percent from $311,000 for the three months ended March 31, 2003 to $590,000 for the three months ended March 31, 2004 mainly as a result of the replacement of existing debt and preferred stock with higher cost financing in 2003. The financing cost increase was only 9% when the payment of preferred stock dividends is included in the financing costs for the three months ended March 31, 2003.

Provision for Income Taxes. Income taxes increased to $69,000 for the three months ended March 31, 2004, compared to $31,000 for the three months ended March 31, 2003. These taxes are primarily due to taxable income in our Canada and United Kingdom and affiliates. Income tax payments in other countries are expected to be insignificant due to domestic and international tax loss carry-forwards of approximately $7.3 million.

Net Loss. Net loss decreased by $416,000 from a net loss of $818,000 for the three months ended March 31, 2003 to a net loss of $402,000 for the three months ended March 31, 2004. The net loss available to common shareholders decreased by $642,000 from a net loss of $1,046,000 to a net loss of $402,000 for the same period. This is due to all of the factors noted above, the most significant of which is the cost cutting measures taken in late 2003.

Liquidity and capital resources

During the three months ending March 31, 2004, we received and used cash proceeds on the following:

•	We used $1,418,000 on operating activities – principal activities include $1,215,000 generated by operating activities before changes in operating assets and liabilities, $1,223,000 received from a reduction in accounts receivable, and $3,495,000 used for a reduction in accounts payable and accrued liabilities

•	We purchased $542,000 of equipment.

•	We issued $5,321,000 in common stock to fund working capital needs and pay down debt.

•	We paid down debt of $2,026,000.

As of March 31, 2004, we have approximately $3.3 million in cash and cash equivalents. We estimate that $6.2 million in debt and capital lease payments will be required to be paid, rescheduled, or renegotiated over the next twelve months.

Capital expenditures are anticipated to be fairly steady for the balance of the year. They are mainly made for enhancements or upgrades of existing capacity and will depend on our results from operations.

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

We expect that our current cash on hand and cash that we generate from operations, will be sufficient to meet our operating needs. We also expect to obtain new financing to consolidate and restructure our existing debt.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes from the 2003 Annual Report on Form 10-K/A related to the Company’s exposure to market risk from interest rates.

Item 4. Controls and Procedures

Based on his evaluation of our disclosure controls and procedures (as defined by Rule 13a-14(c) under the Securities Exchange Act of 1934) as of the end of the period covered by this quarterly report, our Chief Executive Officer, who is currently serving as our principal financial officer as well, has concluded that these disclosure controls and procedures are adequate and designed to ensure that material information would be made known to him. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II – Other Information

Item 2. Changes in Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

On January 15, 2004 we closed on a private placement of our common stock with Baron Partners LP, a private investment partnership. The investor purchased 2,100,000 shares of our common stock at a price of $1.05 per share.

On February 20, 2004, we raised an additional $3.3 million in a private placement offering with Fuller & Thayer Behavioral Finance Fund Ltd., an affiliate of Fuller & Thayer Asset Management, Inc. We sold 1,500,000 shares at a purchase price of $2.20 per share and issued 340,000 three-year warrants at an exercise price of $2.20 per share.

Item 6(a). Exhibits:

10.60(1)	Form of Stock Purchase Agreement of January 8, 2004 with Barron Partners, L.P.

10.61(1)	Form of Registration Rights Agreement of January 8, 2004 with Barron Partners, L.P.

10.62(2)	Stock Purchase Agreement dated February 18, 2004 with Fuller and Thaler Behavioral Finance Fund, Ltd.

10.63(2)	Stock Purchase Warrant dated February 18, 2004 with Fuller and Thaler Behavioral Finance Fund, Ltd.

Exhibit 31.1 Certification of Chief Executive Officer/interim principal financial officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

Exhibit 32.1 Certification of Chief Executive Officer/interim principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002, (filed herewith)

Item 6(b). Reports on Form 8-K:

On January 15, 2004, we filed a form 8-K regarding the press release related to the $2.2 million raised in the private placement of 2.1 million shares of common stock.

On February 20, 2004, we filed a form 8-K regarding the press release related to the $3.3 million raised in the private placement of 1.5 million shares of common stock.

On March 17, 2004, we filed a form 8-K regarding the press release related to the resignation of the Company’s CFO.

On April 16, 2004, we filed a form 8-K regarding the press release related to fourth quarter and year-end 2003 earnings.

(1)	Incorporated by reference, attached as an exhibit to our registration statement on Form S-3 filed with the Securities and Exchange Commission on February 13, 2004, File No. 333-112822.
(2)	Incorporated by reference, attached as an exhibit to amendment no. 1 to our registration statement on Form S-3/A filed with the Securities and Exchange Commission on March 15, 2004, File No. 333-112822.

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACT TELECONFERENCING, INC.

DATE: May 17, 2004	By:	/s/ Gene Warren
Gene Warren, Acting Chief Financial Officer (Duly authorized officer and Principal Financial Officer)