Form 10-Q
period 2004-06-30
ACT TELECONFERENCING INC
filed 2004-08-17
CIK 918709

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 13, 2004, 14,936,049 shares of the issuer’s common stock were outstanding.

ACT TELECONFERENCING, INC.

FORM 10-Q

PART I – Financial Information

ACT Teleconferencing, Inc.

Consolidated Balance Sheets

In thousands (000s) except for share data	June 30 2004	December 31 2003
Assets
Current assets:
Cash and cash equivalents	$2,721	$1,726
Accounts receivable (net of allowance for doubtful accounts of $509 and $652 in 2004 and 2003, respectively)	8,619	10,258
Prepaid expenses and other current assets	1,689	1,210

Total current assets	13,029	13,194
Equipment:
Telecommunications equipment	23,215	23,021
Software	6,963	6,591
Office equipment	11,817	11,667
Less: accumulated depreciation	(22,398)	(19,998)

Total equipment – net	19,597	21,281
Other assets:
Goodwill	18,264	18,264
Other intangible assets (net of accumulated amortization of $1,257 and $784 in 2004 and 2003, respectively)	309	780
Investments	100	100
Other long term assets	844	1,004

Total assets	$52,143	$54,623

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$4,630	$6,171
Accrued liabilities	3,755	4,729
Deferred revenue – current	1,035	1,648
Current debt due to a related party	9,239	634
Current portion of debt	5,614	6,378
Capital lease obligations due in one year	589	769
Income taxes payable	43	51
Other liabilities	1,094	0

Total current liabilities	25,999	20,380
Long-term debt	0	3,121
Long-term debt due to related party	0	7,080
Capital lease obligations due after one year	347	466
Other long term liabilities	0	939
Deferred income taxes	560	527
Shareholders’ equity:
Common stock, no par value; 25,000,000 shares authorized 14,935,562 and 11,022,043 shares issued and 14,835,662 and 10,940,207 outstanding in 2004 and 2003, respectively	49,202	43,310
Treasury stock, at cost (81,900 shares)	(241)	(241)
Accumulated deficit	(24,002)	(21,671)
Accumulated other comprehensive income	278	712

Total shareholders’ equity	25,237	22,110

Total liabilities and shareholders’ equity	$52,143	$54,623

See accompanying notes to consolidated financial statements.

ACT Teleconferencing, Inc.

Consolidated Statements of Operations

(Unaudited)

In thousands (000s) except for per share amounts	For the three months ended June 30,		For the six months ended June 30,
	2004	2003	2004	2003
Net revenues	$13,601	$15,226	$27,597	$30,134
Cost of services	8,642	8,909	17,124	18,766

Gross profit	4,959	6,317	10,473	11,368
Selling, general and administration expense	6,004	6,224	11,431	11,750

Operating income (loss)	(1,045)	93	(958)	(382)
Interest expense, net	(752)	(475)	(1,342)	(786)
Foreign currency gain (loss)	(60)	0	(151)	0
Gain on elimination of note payable	0	0	261	0
Loss before income taxes	(1,857)	(382)	(2,190)	(1,168)
Provision for income taxes	(72)	(176)	(141)	(209)

Net Loss	(1,929)	(558)	(2,331)	(1,377)
Preferred stock dividends	0	(212)	0	(440)

Net loss available to common shareholders	$(1,929)	$(770)	$(2,331)	$(1,817)

Weighted average number of shares outstanding—basic and diluted	14,835,276	10,202,380	14,199,212	9,843,184

Loss per share

Basic and diluted	$(0.13)	$(0.08)	$(0.16)	$(0.18)

See accompanying notes to consolidated financial statements.

ACT Teleconferencing, Inc.

Consolidated Statements of Shareholders’ Equity

(Unaudited)

In thousands (000s) except for share data	Common Stock		Accumulated deficit	Treasury stock	Accumulated other comprehensive income (loss)	Total
	Shares	Amount
Balance at January 1, 2004	11,022,043	$43,310	$(21,671)	$(241)	$712	$22,110
Shares issued in private placements	3,600,000	5,253				5,253
Issuance of warrants in association with debt		137				137
Shares purchased by employees	51,729	49				49
Value of stock issued to employees and directors as compensation	198,925	374				374
Exercise of Options	62,865	79				79
Comprehensive loss
Net loss			(2,331)			(2,331)
Other comprehensive loss, net of tax – Foreign currency translation					(434)	(434)

Total comprehensive loss						(2,765)

Balance at June 30, 2004	14,935,562	$49,202	$(24,002)	$(241)	$278	$25,237

See accompanying notes to consolidated financial statements.

ACT Teleconferencing, Inc.

Consolidated Statements of Cash Flow

(Unaudited)

	For the six months ended June 30
In thousands (000s)	2004	2003
Operating activities
Net loss	$(2,331)	$(1,377)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,569	2,441
Amortization of other intangibles	196	182
Amortization of debt costs	641	83
Deferred income taxes	31	21
Shares issued to employees and directors for compensation	374	461
Foreign Currency Exchange (Gain)/Loss	151	—

Cash flow before changes in operating assets and liabilities:	1,631	1,811
Changes in operating assets and liabilities, net of effects of business combinations:
Accounts receivable	1,628	258
Prepaid expenses and other assets	(481)	(1,193)
Accounts payable	(1,527)	(905)
Deferred Revenue	(613)	(849)
Accrued liabilities	(1,109)	(25)
Income taxes payable	(9)	(176)

Net cash used for operating activities	(480)	(1,079)
Investing activities
Equipment purchases	(990)	(737)

Net cash used for investing activities	(990)	(737)
Financing activities
Net proceeds from the issuance of debt	146	6,942
Repayments of debt and capital leases	(3,081)	(3,987)
Net proceeds from the issuance of common stock	5,381	31
Net proceeds from issuance of warrants	137	1,284
Cash paid for the purchase of treasury stock	—	(5)
Payment of preferred stock dividends and principal	—	(1,002)

Net cash provided by financing activities	2,583	3,263
Effect of exchange rate changes on cash	(118)	(455)

Net increase in cash and cash equivalents	995	992
Cash and cash equivalents beginning of period	1,726	3,176

Cash and cash equivalents end of period	$2,721	$4,168

Supplemental Information:
Cash Paid for
Interest	701	703
Income Taxes	61	377

See accompanying notes to consolidated financial statements.

ACT Teleconferencing, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation and Significant Accounting Policies

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three-month periods ending June 30, 2004, are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. For further information, refer to the financial statements and footnotes included in our annual report on Form 10-K/A for the year ended December 31, 2003, and its amendments and subsequent filings.

The consolidated financial statements include the accounts of ACT Teleconferencing, Inc., and its wholly-owned domestic and international subsidiaries. Significant intercompany accounts and transactions have been eliminated.

ACT Teleconferencing Inc. is also referred to in this document as “the Company,” “we,” and “our.”

As of June 30, 2004, the Company was in default of various debt covenants. Among these are debt service coverage ratios and related cross default provisions between lenders. The Company has obtained waivers and forbearance for default from lenders for the periods through September 30, 2004 and December 31, 2004. Because it cannot be determined with certainty that it is probable that we will be back in compliance as of the end of waiver and forbearance dates, the Company has recorded all related long-term debt as current in accordance with generally accepted accounting principles.

The financial statements do not include any adjustments that could be required if the Company were unable to continue as a going concern. Although the Company has experienced losses and deficit cash flows, management believes that it will be able to return the Company to a position of profitability and positive cash flow. This is based on the results of the first half of 2004 which reflects cost cutting actions taken in late 2003 as well as an additional $5.4 million of equity financing raised. It is also based on additional cost reductions implemented in June and July 2004 as well as the growing revenue stream from a major audio outsource contract and ongoing cost controls and reductions at the Company. In addition, the Company expects to improve it’s current position via an equity raise during the third quarter, 2004.

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

Goodwill

Goodwill represents the excess of purchase price over tangible and other intangible assets acquired less liabilities assumed arising from business combinations. As per Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), issued in June 2001, the Company has not amortized goodwill acquired in business combinations after June 30, 2001. In addition, as required by SFAS 142, the Company ceased amortizing all goodwill effective January 1, 2002, and tests for impairment at least annually, or when circumstances indicate the value of goodwill may be less than its carrying value.

With the exception of a goodwill impairment charge taken in December 2002, no other charges have been taken against goodwill from January 1, 2002 through June 30, 2004.

Foreign Currency Conversion

The Company uses the U.S. dollar as its functional currency and its international subsidiaries use their local currencies as their respective functional currencies. Financial statements of foreign subsidiaries are translated into U.S. dollars at current rates, except that revenues, costs and expenses are translated at average current rates during each reporting period.

Intercompany transactions between Company affiliates are billed at one standard exchange rate. The intercompany accounts are settled using spot rates in effect at the date of settlement. Gains and losses resulting from these foreign currency transactions are included in the consolidated statement of operations. In addition, exchange gains arising from the restatement into US dollars of the net intercompany accounts at the balance sheet date are also included in the consolidated statement of operations as though such accounts had been settled on the balance sheet date.

ACT Teleconferencing, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Internal Use Software

The Company capitalizes costs of materials, consultants, and payroll and payroll-related costs which are incurred in developing internal-use computer software, beginning once the application development stage is attained and continuing until the post-implementation/operation stage is achieved. Costs incurred prior to and after the establishment of the application development stage are charged to general and administrative expenses. The Company capitalized internal use software costs of $371,000 and $596,000 for the six months ended June 30, 2004 and 2003, respectively.

Stock Compensation

The Company has stock plans under which stock options, stock appreciation rights, restricted stock or deferred stock may be granted to officers, key employees and nonemployee directors. Employees may also participate in an employee stock purchase plan which allows them to purchase shares through payroll deductions on favorable terms. The Company has elected to apply Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” for measurement and recognition of stock-based transactions with its employees and directors. If the Company had elected to recognize compensation costs for its stock-based transactions based on the fair value of the options method prescribed by SFAS No. 123, “Accounting for Stock Based Compensation” the net loss and net loss per share would have been as shown below.

For purposes of pro forma disclosures, the estimated fair value of the options is determined using the Black-Scholes option valuation model and is amortized to expense over the options’ vesting period.

The Company’s pro forma information is as follows:

	For the Three Months Ended June 30		For the Six Months Ended June 30
In thousands (000s) except for per share amounts	2004	2003	2004	2003
Net loss available to common shareholders	$(1,929)	$(770)	$(2,331)	$(1,817)
Net loss per share	$(0.13)	$(0.08)	$(0.16)	$(0.18)
Amortization of estimated fair value of option amortization as per SFAS 123	$(124)	$(233)	$(328)	$(469)
Net loss available to common shareholders	$(2,053)	$(1,003)	$(2,659)	$(2,286)
Adjusted net loss per share	$(0.14)	$(0.10)	$(0.19)	$(0.23)

2. Litigation

The Company is engaged from time to time in legal proceedings such as debt collection and employee disputes and arbitration. These are in the normal course of business and no current proceedings are deemed material to the running of the business.

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

The January 16 issuance triggered an antidilution clause related to warrants granted in connection with a preferred stock issuance in May, 2002. The exercise price was decreased from $2.50 to $1.05 per share. An additional 659,681 warrants with an exercise price of $4.01 per share are also to be issued under the terms of this warrant agreement subject to warrant holder and NASDQ approval.

On February 24, 2004, the Company sold 1.5 million shares at a purchase price of $2.20 per share in a private placement with an institutional investor. The transaction also included the issuance of 340,000 three-year warrants at an exercise price of $2.20 per share.

As part of the brokerage fee for the above equity placements, 210,000 5 year warrants with an exercise price of $1.05 were issued.

The above 2004 stock issuances triggered an antidilution clause related to warrants granted in 1999. The exercise price of these warrants decreased from $4.88 to $4.17, and the number of related warrants increased by 90,016.

7. Notes Payable

See Footnote “1. Basis of Presentation and Significant Accounting Policies.”

ACT Teleconferencing, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

5. Earnings Per Share

The conversion of outstanding options and warrants has no impact on the calculation of earnings per share because they are antidilutive.

Total outstanding warrants and vested options on June 30, 2004 are 4,939,412 and 1,106,168, respectively.

6. Business Segment Analysis

The Company’s decisions on resource allocation and performance assessment are primarily based on the market potential of each regional operating location. Each of the locations offers the same products and services, has similar customers and equipment, and is managed directly by the Company’s executives, allowing all locations to be aggregated under the guidelines of SFAS Statement No. 131, “Disclosure about Segments of an Enterprise and Related Information” resulting in one reportable line of business to the extent that services are separately identifiable.

The following summary provides financial data for the Company’s operating segments for the three and six month periods ended June 30, 2004 and June 30, 2003.

		For the three months ended June 30, 2004					For the six Months ended June 30, 2004
Product Segment	Audio	Video	Subtotal	Corporate	Total	Audio	Video	Subtotal	Corporate	Total
(in thousands 000s)
Net Revenues	$9,521	$4,080	$13,601	$—	$13,601	$19,233	$8,364	$27,597	$—	$27,597
Loss before tax	(1,022)	(681)	(1,703)	(154)	(1,857)	(572)	(459)	(1,031)	(1,159)	(2,190)
Depreciation and amortization	915	249	1,164	229	1,393	1,802	513	2,315	450	2,765
Total assets	31,781	17,527	49,308	2,835	52,143	31,781	17,527	49,308	2,835	52,143

		For the three months ended June 30, 2003					For the six Months ended June 30, 2003
Product Segment	Audio	Video	Subtotal	Corporate	Total	Audio	Video	Subtotal	Corporate	Total
(in thousands 000s)
Net Revenues	$10,422	$4,804	$15,226	$—	$15,226	$20,187	$9,947	$30,134	$—	$30,134
Income (loss) before tax	826	216	1,042	(1,424)	(382)	816	209	1,025	(2,193)	(1,168)
Depreciation and amortization	930	94	1,024	236	1,260	1,761	406	2,167	456	2,623
Total assets	39,329	15,184	54,513	5,887	60,400	39,329	15,184	54,513	5,887	60,400

ACT Teleconferencing, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

The following summary provides financial data for significant geographic markets in which the Company operates.

	For the three months ended June 30, 2004				For the Six months Ended June 30, 2004
Geographic Area	North America	Europe	Asia Pacific	Total	North America	Europe	Asia Pacific	Total
(in thousands 000s)
Net Revenues	$8,194	$3,808	$1,599	$13,601	$16,150	$7,973	$3,474	$27,597
Long-Lived Assets	19,577	14,096	4,497	38,170	19,577	14,096	4,497	38,170

	For the three months ended June 30, 2003				For the Six months Ended June 30, 2003
Geographic Area	North America	Europe	Asia Pacific	Total	North America	Europe	Asia Pacific	Total
(in thousands 000s)
Net Revenues	$9,156	$4,419	$1,651	$15,226	$17,892	$9,484	$2,758	$30,134
Long-Lived Assets	21,360	15,463	4,623	41,446	21,360	15,463	4,623	41,446

For the six months ended June 30, 2004, the United States comprises approximately 85% of the North American total revenue, the United Kingdom comprises approximately 87% of the European total revenue, and Australia comprises approximately 83% of the Asia Pacific total revenue.

The Company’s largest customer accounted for 13% and 8% of consolidated revenues and the Company’s second largest customer accounted for 9% and 6% of consolidated revenues for the six months ended June 30, 2004 and 2003, respectively.

7. Subsequent Events

At a special shareholders meeting on August 10, 2004, the number of shares of common stock that the company is authorized to issue , was increased from 25,000,000 to 50,000,000 shares

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Business Operations

Volumes, measured in minutes, for audio services increased by 15% when compared with the first half of 2003. Despite this increase, revenue for the six months ended June 30, 2004, was $27.6 million, a decrease of $2.5 million or 8 percent compared to the same period in the prior year. The decrease came in both video and audio conferencing which decreased $.9 million (5 percent) and $1.6 million (16 percent) respectively. The decrease in audio revenue is due to a move toward more automated services and industry price erosion. This price erosion appears to be moderating and the Company is expecting an increase in audio revenues during the second half of the year. The video revenue decrease is in line with an overall video conferencing industry trend which primarily reflects the move of transport from public switched telephone network transport to internet protocol transport.

Cost of services was 62 percent of revenue for the first six months of both 2003 and 2004. Cost cutting actions in the second and third quarters of 2004, including an 8 percent workforce reduction and negotiated reductions in transport rates, should improve this performance.

Selling, general and administrative expenses decreased $.3 million from $11.7 million to $11.4 million during the six months ended June 30, 2004 when compared with the same period last year.

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

Cost as a percentage of sales

The following table outlines certain items in our income statement as a percentage of sales:

	Three months ended June 30,		Six Months ended June 30,
	2004	2003	2004	2003
Net revenues	100%	100%	100%	100%
Cost of services	64	59	62	62

Gross profit	36	41	38	38
Selling, general and administrative expense	44	41	41	39

Operating income (loss)	(8)	0	(3)	(1)
Interest expense net	5	3	5	3
Foreign currency exchange loss	0	0	0	0
Gain on elimination of note payable	0	0	1	0

Loss before income taxes	(13)	(3)	(7)	(4)
Provision for income taxes	1	1	1	1

Net loss	(14)	(4)	(8)	(5)
Preferred stock dividends	0	1	0	1

Net loss available to common shareholders	(14)	(5)	(8)	(6)

Revenue Trends

The following table shows quarterly revenue trends by major product segment:

($ in thousands)	Q2 2004	Q1 2004	Q4 2003	Q3 2003	Q2 2003	Q1 2003
Audio conferencing & Other	$9,521	$9,712	$8,669	$8,333	$10,422	$9,765
Videoconferencing	4,080	4,284	4,828	3,787	4,804	5,143

Total	$13,601	$13,996	$13,497	$12,120	$15,226	$14,908

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

Significant Customers – For the six months ended June 30, 2004, our three largest customers accounted for 13 percent, 9 percent, and 6 percent of our revenues, respectively.

International Operations—International net revenue comprised 50 percent and 49 percent of our first half revenues in 2004 and 2003, respectively, and we anticipate that international sales will continue to account for a significant portion of our consolidated revenue. International conferences that are initiated outside the United States are denominated in local currency; similarly, operating costs for such conferences are incurred in local currencies. Our three largest international locations, based on total revenue, are the United Kingdom, Australia, and Canada, comprising 25 percent, 10 percent and 9 percent of our total revenue, respectively. Our international locations operate under local laws and regulations, with which we believe we are in compliance.

Results of Operations

Six Months Ended June 31, 2004 compared to Six Months Ended June 30, 2003

Net Revenues. Net revenues decreased 8 percent to $27.6 million for the six months ended June 30, 2004, compared to $30.1 million for the six months ended June 30, 2003.

Audio conferencing revenues were $19.2 million for the six months ended June 30, 2004 compared to $20.2 million for the six months ended June 30, 2003 – a 5 percent decrease. This decrease is due to price erosion and the migration to lower priced, lower cost automated conferencing services. Audio conferencing accounted for 70 percent and 67 percent of our revenues in 2004 and 2003, respectively.

Videoconferencing revenue decreased 16 percent from $9.9 million to $8.4 million and comprised 30 percent and 33 percent of total revenues for the six months ended June 30, 2004 and 2003, respectively. This decrease is due primarily to the loss of some transport revenue, due to the shift from public switched telephone network transport to internet protocol transport, and reflects an overall decline in video conferencing industry revenues. ACT video revenues for the balance of 2004, are anticipated to be static, when compared to the first half of the year.

For the six months ended June 30, 2004, North America, Europe and Asia Pacific, our three primary geographic markets, generated 58 percent, 29 percent and 13 percent, of total revenue, respectively.

Cost of Services. Cost of services was $17.1 million and $18.8 million and held steady at 62 percent of revenue for the six months ended June 30, 2004 and 2003 respectively.

Gross Profit. Gross profit was $10.5 million and $11.4 million and held steady at 38 percent for the six months ended June 30, 2004 and 2003 respectively. We expect our gross profit percentage to hold steady or improve as additional cost cutting measures and continued cost controls offset continuing migration (albeit at a slower rate) toward automated services.

Selling, General and Administrative Expense. Selling, general and administrative expense for the six months ended June 30, 2004 was $11.4 million, or 41 percent of revenue, compared to $11.8 million or 39 percent of revenue for the six months ended June 30, 2003. The dollar cost decrease is due to cost cutting during the second half of 2003 which was somewhat offset by $.1 million in severance costs incurred in June, 2004.

Interest Expense. Net interest expense increased from $786,000 for the six months ended June 30, 2003 to $1,342,000 for the six months ended June 30, 2004 mainly as a result of the replacement of existing debt and preferred stock with higher cost financing in 2003. The financing cost increase was only 9 percent when the payment of preferred stock dividends is included in the financing costs for the six months ended June 30, 2003.

Provision for Income Taxes. Income taxes decreased to $141,000 for the six months ended June 30, 2004, compared to $209,000 for the six months ended June 30, 2003. These taxes are primarily due to taxable income in our United Kingdom affiliates. Income tax payments in other countries are expected to be insignificant due to domestic tax loss carry-forwards of approximately $7.3 million and international tax loss carry-forwards of approximately $6.9 million.

Net Loss. Net loss increased by $954,000 from a net loss of $1,377,000 for the six months ended June 30, 2003 to a net loss of $2,331,000 for the six months ended June 30, 2004. The net loss available to common shareholders increased by $541,000 from a net loss of $1,817,000 to a net loss of $2,331,000 for the same period. This is due primarily to the decrease in video and audio revenues caused by the reasons noted above.

Liquidity and capital resources

During the six months ending June 30, 2004, we received and used cash proceeds on the following:

•	We used $480,000 on operating activities.

•	We purchased $990,000 of equipment.

•	We received $5,381,000 from the sale of common stock, using the proceeds to fund working capital needs and pay down debt.

•	We paid down debt of $3,081,000.

As of June 30, 2004, we have approximately $2.7 million in cash and cash equivalents. We estimate that $5.2 million in debt and capital lease payments will be required to be paid, rescheduled, or renegotiated over the next twelve months.

In addition to this $5.2 million, $10.2 million of debt has also been reclassified as current due to default on related covenants. Among these are certain financial coverage ratios and cross default provisions between lenders.

The Company has obtained waivers for these defaults through the periods ending September 30, 2004 and December 31, 2004. It cannot be determined with certainty, however, that it is probable that we will be back in compliance with all covenants at the end of the waiver and forbearance periods. As such, the Company has reclassified the related debt as current in accordance with Generally Accepted Accounting Principles.

If the Company is not in compliance, or, if new waivers cannot be obtained, we estimate that a total of $15.4 million in debt will have to be paid, rescheduled or renegotiated over the next six to twelve months.

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

Having established our presence in ten significant teleconferencing markets worldwide, which today represent over 80 percent of all known potential teleconferencing revenues, we have no immediate significant expansion plans. Our global expansion from the ten country base is expected to proceed at a slow rate. In the event we enter into a definitive agreement with respect to any acquisition, it may require additional financing.

We expect that cash on hand, cash generated from operations, and cash we anticipate raising from equity financing during the third quarter of 2004, will meet the operating needs and the obligations described above. The Company also intends to obtain new financing to consolidate and restructure our existing debt.

Three Months Ended June 30, 2004 compared to Three Months Ended June 30, 2003

Net Revenues. Net revenues decreased 11 percent to $13.6 million for the three months ended June 30, 2004, compared to $15.2 million for the three months ended June 30, 2003.

Audio conferencing revenues were $9.5 million for the three months ended June 30, 2004 compared to $10.4 million for the three months ended June 30, 2003 – a 9 percent decrease. This decrease is due to price erosion and the migration to lower priced, lower cost automated conferencing services. Audio conferencing accounted for 70 percent and 68 percent of revenues in 2004 and 2003, respectively.

Videoconferencing revenue decreased 15 percent from $4.8 million to $4.1 million and comprised 30 percent and 32 percent of total revenues for the three months ended June 30, 2004 and 2003, respectively. This decrease is due primarily to the loss of some transport revenue (offset by a decrease in related costs) and reflects an overall decline in video conferencing industry revenues.

For the three months ended June 30, 2004, North America, Europe and Asia Pacific, our three primary geographic markets, generated 60 percent, 28 percent and 12 percent, of total revenue, respectively.

Cost of Services. Cost of services was $8.6 million or 64 percent of revenue and $8.9 million or 59 percent of revenue for the three months ended June 30, 2004 and 2003 respectively. The percent of revenue increase is due to the short term fixed cost nature of the majority of these costs. Cost cutting actions taken in June and July of this year are anticipated to reduce these costs.

Gross Profit. Gross profit was $5.0 million (36 percent of revenue) and $6.3 million (41 percent of revenue) for the three months ended June 30, 2004 and 2003 respectively.

Selling, General and Administrative Expense. Selling, general and administrative expense for the three months ended June 30, 2004 was 6.0 million, or 44 percent of revenue, compared to $6.2 million or 41 percent of revenue for the three months ended June 30, 2003.

Interest Expense. Net interest expense increased by 58 percent from $475,000 for the three months ended June 30, 2003 to $752,000 for the three months ended June 30, 2004 mainly as a result of the replacement of existing debt and preferred stock with higher cost financing in 2003. The financing cost increase was only 9 percent when the payment of preferred stock dividends is included in the financing costs for the three months ended June 30, 2003.

Provision for Income Taxes. Income taxes decreased to $72,000 for the three months ended June 30, 2004, compared to $141,000 for the three months ended June 30, 2003.

Net Loss. Net loss increased by $1,371,000 from a net loss of $558,000 for the three months ended June 30, 2003 to a net loss of $1,929,000 for the three months ended June 30, 2004.

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

PART II – Other Information

Item 2. Changes in Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Item 4. Submission of Matters to a Vote of Security Holders

The annual meeting of shareholders was held on May 20, 2004 at our offices in Golden, Colorado. The shareholders elected Gerald D. Van Eeckhout and Ronald J. Bach to serve three-year terms expiring in 2007. The votes for Gerald D. Van Eeckhout were 8,560,308 (74.43% of voted shares) and votes withheld were 2,940,093. The votes for Ronald J. Bach were 8,353,881 (72.64% of voted shares) and votes withheld were 3,146,520.

The shareholders approved the adoption of the 2004 Equity Incentive Plan and the amendment to the Employee Stock Purchase Plan of 1998 adding an additional 200,000 common shares. The votes in favor of the 2004 equity plan were 3,920,523 (72.33% of voted shares), votes against were 1,497,315 and votes abstaining were 2,245. The amendment to the Employee Stock Purchase Plan of 1998 was approved by 5,027,713 (92.76% of voted shares) votes. The shares voted against were 390,370 and abstaining totaled 2,000 voted.

The proposal to approve the grant of 200,000 stock options to the Chairman of the Board Mack V. Traynor III was approved by the shareholders with 3,942,362 (72.73% of voted shares) votes, 1,471,457 shares against, and 6,264 shares abstaining.

The shareholders approved a grant of 12,000 stock options to certain non-employee Directors by 4,235,893 (78.15% of voted shares) shares. Of the shares voted, 1,168,926 shares were voted against the proposal, and 15,264 shares abstained from voting.

The shareholders also ratified the appointment of Hein & Associates LLP as the company’s independent accountants for the year ending December 31, 2003. The votes for ratification were 11,478,847 (99.81% of voted shares) and there were 18,573 votes against ratification. There were 2,981 abstention votes, and 3,165,233 votes did not respond.

Item 6(a). Exhibits:

Exhibit 31.1 Certification of Chief Executive Officer/interim principal financial officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 Section 1350 Certification of Chief Executive Officer/interim principal financial officer (filed herewith)

Item 6(b). Reports on Form 8-K:

On April 20, 2004, we furnished a form 8-K regarding the press release announcing financial results for the fourth quarter and fiscal year-end 2003.

On May 19, 2004, we furnished a form 8-K regarding the press release announcing financial results for the first quarter 2004.

On June 4, 2004, we furnished a form 8-K regarding the press release related to the contract extension with AT&T for outsourced global teleconferencing.

On June 14, 2004, we furnished a form 8-K regarding the press release related to a partnership with Beijing–based teleconferencing carrier China Netcom to provide teleconferencing services to mainland China.

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACT TELECONFERENCING, INC.

DATE: August 16, 2004	By:	/s/ Gene Warren
Gene Warren, Acting Chief Financial Officer (Duly authorized officer and Principal Financial Officer)