Form 10-Q
period 2004-09-30
ACT TELECONFERENCING INC
filed 2004-11-15
CIK 918709

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 11, 2004, 16,635,005 shares of the issuer’s common stock were outstanding.

ACT TELECONFERENCING, INC.

FORM 10-Q

PART I – Financial Information

ACT Teleconferencing, Inc.

Consolidated Balance Sheets

In thousands (000s) except for share data	September 30 2004	December 31 2003
Assets
Current assets:
Cash and cash equivalents	$2,963	$1,726
Accounts receivable (net of allowance for doubtful accounts of $463 and $652 in 2004 and 2003, respectively)	8,337	10,258
Prepaid expenses and other current assets	1,563	1,210

Total current assets	12,863	13,194
Equipment:
Telecommunications equipment	23,439	23,021
Software	7,146	6,591
Office equipment	12,202	11,667
Less: accumulated depreciation	(23,858)	(19,998)

Total equipment – net	18,929	21,281
Other assets:
Goodwill	18,264	18,264
Other intangible assets (net of accumulated amortization of $1,343 and $891 in 2004 and 2003, respectively)	222	780
Investments	100	100
Other long term assets	776	1,004

Total assets	$51,154	$54,623

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$3,839	$6,171
Accrued liabilities	3,698	4,729
Deferred revenue – current	448	1,648
Current debt due to a related party	9,909	634
Current portion of debt	5,373	6,378
Capital lease obligations due in one year	508	769
Income taxes payable	131	51

Total current liabilities	23,906	20,380
Long-term debt	0	3,121
Long-term debt due to related party	0	8,019
Capital lease obligations due after one year	245	466
Deferred income taxes	613	527
Shareholders’ equity:
Common stock, no par value; 50,000,000 shares authorized 16,635,055 and 10,647,291 shares issued and 16,553,155 and 10,565,391 outstanding in 2004 and 2003, respectively	50,941	43,310
Treasury stock, at cost (81,900 shares)	(241)	(241)
Accumulated deficit	(24,791)	(21,671)
Accumulated other comprehensive income	481	712

Total shareholders’ equity	26,390	22,110

Total liabilities and shareholders’ equity	$51,154	$54,623

See accompanying notes to consolidated financial statements.

ACT Teleconferencing, Inc.

Consolidated Statements of Operations

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
In thousands (000s) except for per share amounts	2004	2003	2004	2003
Net revenues	$12,686	$12,120	$40,283	$42,254
Cost of services	7,819	8,851	24,943	27,617

Gross profit	4,867	3,269	15,340	14,637
Selling, general and administration expense	5,106	6,802	16,537	18,552

Operating income (loss)	(239)	(3,533)	(1,197)	(3,915)
Interest expense, net	(507)	(826)	(1,849)	(1,612)
Foreign currency gain (loss)	33	0	(118)	0
Gain on elimination of note payable	0	0	261	0

Loss before income taxes	(713)	(4,359)	(2,903)	(5,527)
Provision for income taxes	(76)	(98)	(217)	(307)

Net Loss	(789)	(4,457)	(3,120)	(5,834)
Preferred stock dividends	0	(196)	0	(636)

Net loss available to common shareholders	$(789)	$(4,653)	$(3,120)	$(6,470)

Weighted average number of shares outstanding—basic and diluted	15,255,664	10,339,117	14,552,765	10,003,691

Loss per share
Basic and diluted	$(0.05)	$(0.45)	$(0.21)	$(0.65)

See accompanying notes to consolidated financial statements.

ACT Teleconferencing, Inc.

Consolidated Statements of Shareholders’ Equity

(Unaudited)

In thousands (000s) except for share data	Common Stock		Treasury stock	Accumulated deficit	Accumulated other comprehensive income (loss)	Total
	Shares	Amount
Balance at January 1, 2004	11,022,043	$43,310	$(241)	$(21,671)	$712	$22,110
Shares issued in private placements	5,280,900	6,967				6,967
Issuance of warrants in association with debt		137				137
Shares purchased by employees	49,835	47				47
Value of stock issued to employees and directors as compensation	218,925	400				400
Exercise of Options	63,352	80				80
Comprehensive loss
Net loss				(3,120)		(3,120)
Other comprehensive loss, net of tax – Foreign currency translation					(231)	(231)

Total comprehensive loss						(3,351)

Balance at September 30, 2004	16,635,055	$50,941	$(241)	$(24,791)	$481	$26,390

See accompanying notes to consolidated financial statements.

ACT Teleconferencing, Inc.

Consolidated Statements of Cash Flow

(Unaudited)

	For the nine months ended September 30
In thousands (000s)	2004	2003
Operating activities
Net loss	$(3,120)	$(5,834)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,883	3,806
Amortization of other intangibles	294	269
Amortization of debt costs	789	418
Deferred income taxes	80	(3)
Shares issued to employees and directors for compensation	400	525
Shares and warrants issued to settle legal dispute	—	588
Foreign Currency Exchange (Gain)/Loss	118	—

Cash flow before changes in operating assets and liabilities:	2,444	(231)
Changes in operating assets and liabilities, net of effects of business combinations:
Accounts receivable	1,982	3,446
Prepaid expenses and other assets	(344)	(955)
Accounts payable	(2,343)	(2,228)
Deferred Revenue	(1,201)	(1,286)
Accrued liabilities	(1,266)	805
Income taxes payable	80	(434)

Net cash used in operating activities	(648)	(883)
Investing activities
Equipment and software purchases	(1,500)	(1,034)

Net cash used in investing activities	(1,500)	(1,034)
Financing activities
Net proceeds from the issuance of debt	122	6,652
Repayments of debt and capital leases	(3,858)	(5,203)
Net proceeds from the issuance of common stock	7,094	91
Net proceeds from issuance of warrants	137	2,046
Cash paid for the purchase of treasury stock	—	(5)
Payment of preferred stock dividends and principal	—	(1,708)

Net cash provided by financing activities	3,495	1,873
Effect of exchange rate changes on cash	(110)	(525)

Net increase in cash and cash equivalents	1,237	(569)
Cash and cash equivalents beginning of period	1,726	3,176

Cash and cash equivalents end of period	$2,963	$2,607

Supplemental Information:
Cash Paid for
Interest	$1,027	$1,119
Income Taxes	$61	$681

See accompanying notes to consolidated financial statements.

ACT Teleconferencing, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation and Significant Accounting Policies

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three-month periods ending September 30, 2004, are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. For further information, refer to the financial statements and footnotes included in our annual report on Form 10-K/A for the year ended December 31, 2003, and its amendments and subsequent filings.

The consolidated financial statements include the accounts of ACT Teleconferencing, Inc., and its wholly-owned domestic and international subsidiaries. Significant intercompany accounts and transactions have been eliminated.

ACT Teleconferencing Inc. is also referred to in this document as “the Company,” “we,” and “our.”

As of September 30, 2004, the Company was in default of various debt covenants. Among these are debt service coverage ratios and related cross default provisions between lenders. In accordance with generally accepted accounting principles, the company has recorded all of the related debt (a total of $14.7 million) as current. This classification results in current assets exceeding current liabilities by $11.0 million at quarter’s end.

Some lenders in default positions have expressed a desire to be repaid. Some have also expressed a reluctance to grant future waivers. Because of this and because the company is interested in increasing operational flexibility and reducing financing costs, it is actively pursuing other financing and has retained an investment banking firm to assist in this effort.

The financial statements do not include any adjustments that could be required if the Company were unable to continue as a going concern. Although the Company has experienced losses and deficit cash flows, management believes that it will be able to return the Company to a position of profitability and positive cash flow. This is based on improving operating results as well as ongoing revenue enhancement, cost control and cost reduction programs at the Company.

Business

ACT Teleconferencing, Inc. is a full-service provider of audio, video, data and web-based teleconferencing services to businesses and organizations in North America, Europe, and Asia Pacific. The Company’s conferencing services enable its clients to cost-effectively conduct remote meetings by linking participants in geographically dispersed locations. The Company is present in ten countries, with sales and service delivery centers in nine countries. ACT Teleconferencing Inc.’s primary focus is to provide high value-added conferencing services to organizations such as professional service firms, investment banks, high tech companies, law firms, investor relations firms, and other domestic and multinational companies. The Company also provides outsourced or managed services to major telecommunication companies and others.

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

With the exception of a goodwill impairment charge taken in December 2002, no other charges have been taken against goodwill from January 1, 2002 through September 30, 2004.

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

ACT Teleconferencing, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Intercompany transactions between Company affiliates are billed using exchange rates which are updated monthly to reflect actual exchange rates. The intercompany accounts are settled using spot rates in effect at the date of settlement. Gains and losses resulting from these foreign currency transactions are included in the consolidated statement of operations. In addition, exchange gains arising from the restatement into US dollars of the net intercompany accounts at the balance sheet date are also included in the consolidated statement of operations as though such accounts had been settled on the balance sheet date.

Internal Use Software

The Company capitalizes costs of materials, consultants, and payroll and payroll-related costs which are incurred in developing internal-use computer software, beginning once the application development stage is attained and continuing until the post-implementation/operation stage is achieved. Costs incurred prior to and after the establishment of the application development stage are charged to general and administrative expenses. The Company capitalized internal use software costs of $547,000 and $596,000 for the nine months ended September 30, 2004 and 2003, respectively.

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

The Company’s pro forma information is as follows:

	For the Three Months Ended September 30		For the Nine Months Ended September 30
In thousands (000s) except for per share amounts	2004	2003	2004	2003
Net loss available to common shareholders	$(789)	$(4,653)	$(3,120)	$(6,470)
Net loss per share	$(0.05)	$(0.45)	$(0.21)	$(0.65)
Amortization of estimated fair value of option amortization as per SFAS 123	$(147)	$(191)	$(516)	$(588)
Net loss available to common shareholders	$(936)	$(4,844)	$(3,636)	$(7,058)
Adjusted net loss per share	$(0.06)	$(0.47)	$(0.25)	$(0.71)

2. Litigation

The Company is engaged from time to time in legal proceedings. These are in the normal course of business and no current proceedings are deemed material to the business.

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

ACT Teleconferencing, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

The January 16 issuance triggered an antidilution clause related to warrants granted in connection with a preferred stock issuance in May, 2002. The exercise price was decreased from $2.50 to $1.05 per share. All previous warrants were cancelled and 435,009 new warrants exercisable at $1.05 were issued. An additional 659,681 warrants with an exercise price of $4.01 per share were also issued under the terms of this warrant agreement.

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

In September, 2004, the Company sold 1.7 million shares at a purchase price of $1.10 per share in a private placement. The transaction also included the issuance of 497,544 five year warrants at an exercise price of $1.50 per share.

The above 2004 stock issuances triggered an antidilution clause related to warrants granted in 1999. The exercise price of these warrants decreased from $4.88 to $3.83, and the number of related warrants increased by 144,940.

5. Notes Payable

See Footnote “1. Basis of Presentation and Significant Accounting Policies.”

6. Earnings Per Share

The conversion of outstanding options and warrants has no impact on the calculation of earnings per share because they are antidilutive.

Total outstanding warrants and vested options on September 30, 2004 are 6,151,561 and 1,089,325, respectively.

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

The following summary provides financial data for the Company’s operating segments for the three and nine month periods ended September 30, 2004 and September 30, 2003.

	For the three months ended September 30, 2004					For the nine Months ended September 30, 2004
Product Segment	Audio	Video	Subtotal	Corporate	Total	Audio	Video	Subtotal	Corporate	Total
(in thousands 000s)
Net Revenues	$9,657	$3,029	$12,686	$—	$12,686	$28,890	$11,393	$40,283	$—	$40,283
Loss before tax	(94)	(290)	(384)	(329)	(713)	(666)	(749)	(1,415)	(1,488)	(2,903)
Depreciation and amortization	957	228	1,185	227	1,412	2,759	741	3,500	677	4,177
Total assets	30,922	17,045	47,967	3,187	51,154	30,922	17,045	47,967	3,187	51,154

ACT Teleconferencing, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

	For the three months ended September 30, 2003					For the nine Months ended September 30, 2003
Product Segment	Audio	Video	Subtotal	Corporate	Total	Audio	Video	Subtotal	Corporate	Total
(in thousands 000s)
Net Revenues	$8,333	$3,787	$12,120	$—	$12,120	$28,520	$13,734	$42,254	$—	$42,254
Income (loss) before tax	(1,233)	(915)	(2,148)	(2,211)	(4,359)	(417)	(706)	(1,123)	(4,404)	(5,527)
Depreciation and amortization	955	238	1,193	259	1,452	2,716	644	3,360	715	4,075
Total assets	36,144	14,775	50,919	3,375	54,294	36,144	14,775	50,919	3,375	54,294

The following summary provides financial data for significant geographic markets in which the Company operates.

	For the three months ended September 30, 2004				For the nine months ended September 30, 2004
Geographic Area	North America	Europe	Asia Pacific	Total	North America	Europe	Asia Pacific	Total
(in thousands 000s)
Net Revenues	$7,821	$3,367	$1,498	$12,686	$23,971	$11,340	$4,972	$40,283
Long-Lived Assets	19,263	13,719	4,434	37,416	19,263	13,719	4,434	37,416

	For the three months ended September 30, 2003				For the six months ended September 30, 2003
Geographic Area	North America	Europe	Asia Pacific	Total	North America	Europe	Asia Pacific	Total
(in thousands 000s)
Net Revenues	$6,953	$3,748	$1,419	$12,120	$24,845	$13,232	$4,177	$42,254
Long-Lived Assets	21,092	14,803	4,601	40,496	21,092	14,803	4,601	40,496

For the nine months ended September 30, 2004, the United States comprises approximately 85% of the North American total revenue, the United Kingdom comprises approximately 86% of the European total revenue, and Australia comprises approximately 80% of the Asia Pacific total revenue.

The Company’s largest customer accounted for 15% and 8% of consolidated revenues and the Company’s second largest customer accounted for 8% and 6% of consolidated revenues for the nine months ended September 30, 2004 and 2003, respectively.

8. Subsequent Events

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

Business Operations

Total revenue for the nine months ended September 30, 2004 was $40.3 million, a decrease of five percent from the $42.3 million for the same period in 2003. This decrease is due to a $2.3 million year-over-year decrease in video conferencing revenue for the nine month period ended September 30. The video revenue decrease is in line with an overall video conferencing industry trend which primarily reflects the move of transport from public switched telephone network transport to internet protocol transport.

Audio conferencing revenues for the nine months ended September 30, 2004 increased to $28.9 million, or 1%, when compared to the $28.5 million for the same period in 2003. Volumes, measured in minutes, for audio services increased by 20% when compared with the first nine months of 2003. The increase in audio revenue is not proportionate to the volume increase due to a move toward more automated services and industry price competition.

Cost of services was 62 percent of revenue for the first nine months of both 2004 versus 65% for 2003. Cost cutting actions in the second and third quarters of 2004, including an 8 percent workforce reduction and negotiated reductions in transport rates, are the major contributors to this improved performance.

Selling, general and administrative expenses decreased $2.0 million from $18.6 million to $16.5 million during the nine months ended September 30, 2004 when compared with the same period last year. This cost decrease is due to ongoing cost cutting as well as $1.2 million of employee severance and legal costs recognized in September, 2003.

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

ACT Teleconferencing, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Cost as a percentage of sales

The following table outlines certain items in our income statement as a percentage of sales:

	Three months ended September 30,		Nine Months ended September 30,
	2004	2003	2004	2003
Net revenues	100%	100%	100%	100%
Cost of services	62	73	62	65

Gross profit	38	27	38	35
Selling, general and administrative expense	40	56	41	44

Operating income (loss)	(2)	(29)	(3)	(9)
Interest expense net	(4)	(7)	(5)	(4)
Gain on elimination of note payable	0	0	1	0

Loss before income taxes	(6)	(36)	(7)	(13)
Provision for income taxes	0	(1)	(1)	(1)

Net loss	(6)	(37)	(8)	(14)
Preferred stock dividends	0	(1)	0	(1)

Net loss available to common shareholders	(6)	(38)	(8)	(15)

Revenue Trends

The following table shows quarterly revenue trends by major product segment:

($ in thousands)	Q3 2004	Q2 2004	Q1 2004	Q4 2003	Q3 2003	Q2 2003	Q1 2003
Audio conferencing & Other	$9,657	$9,521	$9,712	$8,669	$8,333	$10,422	$9,765
Videoconferencing	3,029	4,080	4,284	4,828	3,787	4,804	5,143

Total	$12,686	$13,601	$13,996	$13,497	$12,120	$15,226	$14,908

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

Significant Customers – For the nine months ended September 30, 2004, our three largest customers accounted for 15 percent, 8 percent, and 6 percent of our revenues, respectively.

International Operations—International net revenue comprised 49 percent and 41 percent of our revenue for the first nine months in 2004 and 2003, respectively, and we anticipate that international sales will continue to account for a significant portion of our consolidated revenue. International conferences that are initiated outside the United States are denominated in local currency; similarly, operating costs for such conferences are incurred in local currencies. Our three largest international locations, based on total revenue, are the United Kingdom, Australia, and Canada, comprising 24 percent, 10 percent and 9 percent of our total revenue, respectively. Our international locations operate under local laws and regulations, with which we believe we are in compliance.

ACT Teleconferencing, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Results of Operations

Nine Months Ended September 30, 2004 compared to Nine Months Ended September 30, 2003

Net Revenues. Net revenues decreased 5 percent to $40.3 million for the nine months ended September 30, 2004, compared to $42.3 million for the nine months ended September 30, 2003. This was due to a decrease in videoconferencing revenues.

Audio conferencing revenues were up slightly to $28.9 million for the nine months ended September 30, 2004 compared to $28.5 million for the nine months ended September 30, 2003 – a one percent increase. Audio conferencing accounted for 72 and 67 percent of our year-to date revenues in 2004 and 2003 respectively.

Videoconferencing revenue decreased 17 percent from $13.7 million to $11.4 million and comprised 28 and 33 percent of total year-to-date revenues in for 2004 and 2003 respectively. This decrease is due primarily to the loss of some transport revenue, due to the shift from public switched telephone network transport to internet protocol transport, and reflects an overall decline in video conferencing industry revenues.

For the nine months ended September 30, 2004, North America, Europe and Asia Pacific, our three primary geographic markets, generated 60 percent, 28 percent and 12 percent, of total revenue, respectively.

Cost of Services. Cost of services for the nine months ended September 30, 2004 was $24.9 million, compared to $27.6 million for the nine months ended September 30, 2003. This decrease in cost of services is due primarily to a reduction in variable telephony costs and personnel reductions.

Gross Profit. Gross profit was $15.3 million and 38% of revenue for the nine months ended September 30, 2004. This represents an increase from $14.6 million and 35% of revenue for the nine months ended September 30, 2003.

Selling, General and Administrative Expense. Selling, general and administrative expense for the nine months ended September 30, 2004 was $16.5 million, or 41 percent of revenue, compared to $18.6 million or 44 percent of revenue for the nine months ended September 30, 2003. This decrease is due to ongoing cost cutting actions within the company as well as $1.2 million of employee severance and legal settlement costs recognized in September, 2003.

Interest Expense. Net interest expense increased from $1.6 million for the nine months ended September 30, 2003 to $1.8 million for the nine months ended September 30, 2004 due to the replacement of convertible preferred stock with debt. When the payment of preferred stock dividends is included in financing costs, such costs actually decreased by 18 percent in 2004 when compared with the first nine months of 2003.

Provision for Income Taxes. Income taxes decreased to $217,000 for the nine months ended September 30, 2004, compared to $307,000 for the nine months ended September 30, 2003. These taxes are primarily due to taxable income in our United Kingdom affiliates. Income tax payments in other countries are expected to be insignificant due to domestic tax loss carry-forwards of approximately $7.3 million and international tax loss carry-forwards of approximately $6.9 million.

Net Loss. Net loss decreased by $2.7 million from a net loss of $5.8 million for the nine months ended September 30, 2003 to a net loss of $3.1 million for the nine months ended September 30, 2004. The net loss available to common shareholders decreased by $3.4 million from a net loss of $6.5 million to a net loss of $3.1 million for the same period. This improvement is due primarily to the decrease in costs noted above.

ACT Teleconferencing, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Three Months Ended September 30, 2004 compared to Three Months Ended September 30, 2003

Net Revenues. Net revenues increased 5 percent to $12.7 million for the three months ended September 30, 2004, compared to $12.1 million for the three months ended September 30, 2003.

Audio conferencing revenues were $9.7 million for the three months ended September 30, 2004 compared to $8.3 million for the three months ended September 30, 2003 – a 16 percent increase. This increase is primarily due to a significant increase in business with a major channel partner. Audio conferencing accounted for 76 percent and 69 percent of revenues in 2004 and 2003, respectively.

Videoconferencing revenue decreased 20 percent from $3.8 million to $3.0 million and comprised 24 percent and 31 percent of total revenues for the three months ended September 30, 2004 and 2003, respectively. This decrease is due to the loss of some transport revenue (offset by a decrease in related costs) and reflects an overall decline in video conferencing industry revenues.

For the three months ended September 30, 2004, North America, Europe and Asia Pacific, our three primary geographic markets, generated 62 percent, 26 percent and 12 percent, of total revenue, respectively.

Cost of Services. Cost of services was $7.8 million or 62 percent of revenue and $8.9 million or 73 percent of revenue for the three months ended September 30, 2004 and 2003 respectively. The decrease is due to cost cutting actions taken in late 2003 and mid-2004.

Gross Profit. Gross profit was $4.9 million (38 percent of revenue) and $3.93 million (27 percent of revenue) for the three months ended September 30, 2004 and 2003 respectively.

Selling, General and Administrative Expense. Selling, general and administrative expense for the three months ended September 30, 2004 was 5.1 million, or 40 percent of revenue, compared to $6.8 million or 56 percent of revenue for the three months ended September 30, 2003. This decrease is due to ongoing cost cutting actions within the company as well as $1.2 million of employee severance and legal settlement costs recognized in September, 2003.

Interest Expense. Net interest expense decreased by 39 percent from $826,000 for the three months ended September 30, 2003 to $507,000 for the three months ended September 30, 2004. Financing costs decreased by 50 percent when the payment of preferred stock dividends is included in the financing costs for the three months ended September 30, 2003.

Provision for Income Taxes. Income taxes decreased to $76,000 for the three months ended September 30, 2004, compared to $98,000 for the three months ended September 30, 2003.

Net Loss. Net loss decreased by $3,668,000 (82%) from a net loss of $4,457,000 for the three months ended September 30, 2003 to a net loss of $789,000 for the three months ended September 30, 2004. Net loss available to common shareholders decreased by $3,864,000 from $4,653,000 to $789,000.

Liquidity and capital resources

During the nine months ending September 30, 2004, we received and used cash proceeds on the following:

•	We used $648,000 on operating activities.

•	We purchased $1,500,000 of equipment and software.

•	We received $7,094,000 from the sale of common stock, using the proceeds to fund working capital needs and pay down debt.

•	We paid down debt of $3,858,000.

As of September 30, 2004, we have approximately $3.0 million in cash and cash equivalents.

ACT Teleconferencing, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

As of September 30, 2004, the Company was in default of various debt covenants. Among these are debt service coverage ratios and related cross default provisions between lenders. In accordance with generally accepted accounting principles, the company has recorded all of the related debt (a total of $14.7 million) as current. This classification results in current assets exceeding current liabilities by $11.0 million at quarter’s end.

Some lenders in default positions have expressed a desire to be repaid. Some have also expressed a reluctance to grant future waivers. Because of this and because the company is interested in increasing operational flexibility and reducing financing costs, it is actively pursuing other financing and has retained an investment banking firm to assist in this effort.

The financial statements do not include any adjustments that could be required if the Company were unable to continue as a going concern. Although the Company has experienced losses and deficit cash flows, management believes that it will be able to return the Company to a position of profitability and positive cash flow. This is based on improving operating results as well as ongoing revenue enhancement, cost control and cost reduction programs at the Company.

Capital expenditures for the balance of the year are anticipated to be down from the 2004 year-to-date quarterly average spend rate of $500K. These expenditures are mainly made for enhancements or upgrades of existing capacity and will depend on our results from operations.

The facilities-based teleconferencing service business is a capital intensive business. Our operations have required and may continue to require capital investment for: (i) the purchase and installation of conferencing bridges and other equipment in existing bridging networks and additional bridging networks to be constructed in new service areas; (ii) the acquisition and expansion of conferencing platforms currently owned and operated by other companies; and (iii) the evolution of the platform to support new products, services and technologies. Our expected capital expenditures include: (i) expenditures with respect to our management information system and corporate service support infrastructure and (ii) operating and administrative expenses with respect to new and existing bridging platforms, and networks. We plan to make capital investments in connection with modifying and consolidating existing networks, constructing and developing new bridging networks, and for technology upgrades. Expansion of our bridging networks may include the geographic expansion of our existing operations, and we will consider the development of new markets. In addition, we may acquire existing conferencing companies and their bridging platforms and networks in the future.

Having established our presence in ten significant teleconferencing markets worldwide, which today represent over eighty percent of all known potential teleconferencing revenues, we have no immediate significant expansion plans. Our global expansion from the ten country base is expected to proceed at a slow rate. In the event we enter into a definitive agreement with respect to any acquisition, it may require additional financing.

We expect that cash on hand, cash generated from operations, and cash we anticipate from new and refinancings during the next twelve months, will meet the operating needs and the obligations described above.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes from the 2003 Annual Report on Form 10-K/A related to the Company’s exposure to market risk from interest rates.

Item 4. Controls and Procedures

Based on an evaluation of our disclosure controls and procedures (as defined by Rule 13a-14(c) under the Securities Exchange Act of 1934) as of the end of the period covered by this quarterly report, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the end of the period covered by this quarterly report.

ACT Teleconferencing, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

PART II – Other Information

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In September 2004, we completed a private placement to a group of institutional investors and received $1,714,794 in financing, net of legal fees and commission. The financing was received in three tranches on September 3, 2004, September 22, 2004, and September 23, 2004. In exchange for the proceeds, we issued 1,680,900 shares of common stock priced at $1.10 per share. We also issued warrants to the investors to purchase 497,544 shares of common stock, at an exercise price of $1.50 per share and an expiration date of September 3, 2009. This private placement was exempt from registration under the Securities Act pursuant to Regulation D and Rule 501.

In connection with our issuance of Series C preferred stock to institutional investors on May 17, 2002, we also issued warrants to purchase shares of our common stock. The initial warrants included an anti-dilution clause that specified if we were to sell securities below a threshold price, the number of shares issuable upon exercise could be increased, and the exercise price could be reduced. The terms of sale of our Series C preferred stock and these warrants also provided for a maximum issuance of 19.99% of the pre-transaction outstanding shares, or 1,828,873 shares (the “Issuable Maximum”), without shareholder approval. If we were required to issue shares in excess of the Issuable Maximum pursuant to the anti-dilution clause, and the shareholders voted against the issuance of the additional shares, we would be required to make cash payment to the investors. Such a payment is not permitted under NASDAQ Interpretive Material 4350-2 (Marketplace Rule 4350(i)(1)(D). The Company has not reached the Issuable Maximum, and there has not been a shareholder vote on the matter.

In order to remove the original warrants’ provisions that are in conflict with NASDAQ rules, we (i) canceled all warrants issued to the investors, (ii) issued 435,009 (equal to the number of available common shares) new warrants exercisable at $1.05 with an expiration date of May 17, 2007; and (iii) issued 659,681 new warrants exercisable at $4.01 with a cashless exercise feature and exercise dates of March 3, 2005 through March 3, 2010. The new warrants were issued pursuant to exemption from Securities Act registration provided by Section 3(a)(9) and Regulation D, as well as NASDAQ’s approval of the terms.

Item 4. Submission of Matters to a Vote of Security Holders

A special meeting of shareholders was held on August 10, 2004 at our offices in Golden, Colorado. The shareholders voted on the proposal to amend our Amended and Restated Articles of Incorporation to increase the number of shares of common stock that the Company is authorized to issue from 25,000,000 to 50,000,000.

The shareholders approved an amendment to our Amended and Restated Articles of Incorporation to increase the authorized number of shares from 25,000,000 to 50,000,000 by 9,919,769 (94.01% of voted shares) shares. Of the shares voted, 621,513 (5.89% of voted shares) shares were voted against the proposal, and 10,207 (.09% of voted shares) shares abstained from voting.

Item 6. Exhibits

Exhibit 31.1 is the Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 is the Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1 is the Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

ACT Teleconferencing, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACT TELECONFERENCING, INC.

DATE: November 15, 2004	By:	/s/ Edward J. Bernica
Edward J. Bernica Chief Financial Officer, Principal Financial Officer