Form 10-K
period 2004-12-31
ACT TELECONFERENCING INC
filed 2005-04-15
CIK 918709

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2004 was $37.4 million based on the closing price of the Company’s common stock on the Nasdaq National Market on June 30, 2004 of $2.52 per share.

The number of shares outstanding of the Company’s Common Stock, no par value was 16,661,562 shares as of April 11, 2005.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information called for by Part III is incorporated by reference to specified portions of the definitive Proxy Statement for the Registrant’s 2005 Annual Meeting of Stockholders, which is expected to be filed not later than 120 days after the Registrant’s fiscal year ended December 31, 2004.

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

PART I

Item 1. Business

Overview

General. We are a full-service provider of audio, video, data and web-based conferencing services to businesses and organizations in North America, Europe and Asia Pacific. Our conferencing services enable our clients to cost-effectively conduct full service international conferences exchanging video, data and audio, by linking participants in geographically dispersed locations. We are present in nine countries and provide local access dial in access from a total of 53 countries. Our primary focus is to provide high quality conferencing services to organizations such as professional service firms, investment banks, high tech companies, law firms, investor relations firms, telecommunications companies and other domestic and multinational companies.

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

In 2002 we acquired Proximity, Inc., which provides room-based videoconferencing services in over 3,500 locations worldwide. With these acquisitions, we are able to offer a full range of video conferencing services to augment our existing audioconferencing services. In 2002 we also signed an outsourcing agreement with AT&T to provide audioconferencing services to AT&T and its customers in 53 countries outside of the United States. In 2004, this agreement was extended through 2006.

Our financial results for the last three fiscal years, including geographic breakdown, are presented under Item 15, Exhibits, Financial Statements and Schedules.

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

Revenue generation for videoconferencing is similar to audioconferencing, however the per-minute rate and transmission costs are more expensive. Although videoconferencing is more expensive than audioconferencing, the shift to Internet Protocol will decrease transport costs and associated revenues. We expect that improvements in equipment, increased familiarity with video, stable or declining transmission and equipment costs, and technology will drive volume growth.

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

Audioconferencing Services Market. We are planning our growth based on the expectation that our audioconferencing revenues will grow at or above an estimated 10% per year during 2005. .

Videoconferencing Services Market. Based on industry sources and independent research, we believe that our worldwide videoconferencing revenues will be flat to slightly up in 2005.

Web Conferencing Market: We believe based on industry sources and independent research that the overall web conferencing market will continue to grow in volume at more than 20% per year during 2005.

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

Sales and Marketing

Our global sales and marketing targets customers that can be acquired through direct acquisition, and through multiple channel partners. As our revenues are generated on a worldwide basis, and local countries have seasonal variations, there has been little consistent seasonal fluctuation in revenues on a worldwide basis, with the exception of revenue in Europe which typically slows down during the third quarter.

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

Our largest global account customer accounted for 16%, 7%, and 7%, of our consolidated revenues for the years ended December 2004, 2003 and 2002. AT&T Corporation was our largest customer in 2003 and 2004. Our second largest global account customer accounted for 5%, 6%, and 7% of our consolidated revenues for the same years. In 2003, our third and fourth largest global account customers each accounted for 6% of total revenues and all other customers individually accounted for less than 5% of total consolidated revenues for the year. In 2004 and 2002, all customers, other than the top two, individually amounted to less than 5% of total consolidated revenues for the year.

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

Outsourced and Co-Marketing Relationships. We participate in outsourcing and co-marketing relationships with major telecommunications companies globally. AT&T is the largest of these and accounted for 16% of our revenue in 2004.

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

We own the following United Kingdom trademark registrations (some of which include words that are intentionally repeated): ACT; ACTIONCAST ACTIONCAST; ACTIONCALL ACTIONCALL; ACTIONSHOW ACTIONSHOW; ACTION FAX ACTION FAX and ACTION VIEW. We also own a Benelux trademark registration for ACT TELECONFERENCING. We own two pending U.S. trademark applications for the terms CLARIONCALL and READY CONNECT. We do not own a federal trademark registration for the term ACT in the United States. Since a wide variety of companies use the term in their corporate name or advertising, the trademark registration could be prohibitively expensive. We do claim a number of common law marks that use the terms ACT or ACTION as a part of such marks. We also believe that we are the only enterprise currently using ACT in the teleconferencing industry.

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

Our competition comes from large companies such as British Telecom, AT&T, France Telecom, Deutsche Telekom, Telstra, Hong Kong Tel, MCI and Sprint. We also face competition from independent conferencing companies similar to us, including Premiere Conferencing, Intercall-West Corp., V-Span, Genesys and Raindance. In the United States we also may face additional competition from the regional carriers.

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

Apart from company administration, tax laws and telecommunications laws, the other major area of regulation that impacts us is employment legislation. Labor laws, especially in Europe, are particularly complex and expensive to administer in comparison to the flexibility of the US labor markets. From time to time we incur a significant cost when there is a need to reduce our personnel in overseas jurisdictions. This cost is dependent upon the employee’s status, the employee’s history, and the reason for dismissal, retrenchment or layoff.

Employees

As of December 31, 2004 we had a total of 360 full-time equivalent employees worldwide. As a result of our current in-process reorganization, we anticipate this number to decrease by approximately 15% by mid-2005. None of our employees are represented by labor unions. We have not experienced any work stoppages and consider our employee relations to be good.

Long Lived Assets

At 2004 year end, we had $25.4 million in long-lived assets. $13.0 million were located in the United States. $11.8 million were located at foreign affiliates - $6.6 million in the United Kingdom, $1.9 million in Canada, $1.5 million in Australia, and $1.8 million in other countries.

Item 2. Facilities

At the end of 2004, we leased office and service delivery space at all of our locations which are listed in the table below.

Location	Country	Description	Year Established
Denver	United States	Sales and service delivery	1990
London	United Kingdom	Sales and service delivery	1992
Amsterdam	Netherlands	Sales	1995
Sydney	Australia	Sales and service delivery	1997
Paris	France	Sales	1997
Ottawa	Canada	Sales and service delivery	1998
Toronto	Canada	Sales and service delivery	1998
Frankfurt	Germany	Sales	1998
Adelaide	Australia	Sales and service delivery	1999
Hong Kong	China	Sales and service delivery	1999
Andover	United States	Sales and service delivery	2001
Singapore	Singapore	Sales and service delivery	2001
Slough	United Kingdom	Sales and service delivery	2001
Burlington	United States	Sales and service delivery	2002
Heerlen	Netherlands	Service delivery	2002
Beijing	China	Sales and service delivery	2004

Our development of local facilities serves the dual purpose of providing local language, local currency and local time zone services to the areas served by each service delivery center, as well as, backup and overflow capacity among other centers in the event all or part of a conference needs to be re-routed from a service delivery center that is at full capacity.

During 2005 we will be consolidating our Toronto, Burlington and Heerlen service delivery operations into other operating centers in the region. We believe that our consolidated facilities will be adequate for our current operations.

Item 3. Legal Proceedings

We are engaged from time to time in minor legal proceedings such as employee disputes and arbitration. These are in the normal course of business and we are not currently aware of any legal proceedings that we would consider material to our business or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

None

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Repurchases of Equity Securities

Our common stock is traded on the Nasdaq National Market under the symbol ACTT. On April 14, 2005, the last reported sale price of our common stock was $.53 per share.

	High	Low
Fiscal year ended December 31, 2003
First Quarter	$1.80	$.65
Second Quarter	2.75	1.34
Third Quarter	2.69	1.73
Fourth Quarter	2.24	.94
Fiscal year ended December 31, 2004
First Quarter	$3.48	$1.10
Second Quarter	4.08	2.23
Third Quarter	2.52	1.03
Fourth Quarter	1.58	.96

Shareholders. As of December 31, 2004 we had approximately 320 common shareholders of record and an estimated 2,100 additional beneficial holders whose stock was held in street-name by brokerage houses.

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

Sales of Securities.

On January 2, 2004, the Company issued an aggregate of 250,000 ten year warrants with an exercise price of $1.10 to existing note holders in conjunction with a debt restructuring.

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

On February 24, 2004, the Company sold 1.5 million shares at a purchase price of $2.20 per share in a private placement with an institutional investor. The transaction also included the issuance of 340,000 three-year warrants at an exercise price of $2.20 per share. Antidilution provisions in these warrants later resulted in an increase to 389,583 warrants with a reduced exercise price of $1.92 per share. 210,000 five year warrants with an exercise price of $1.50 per share were issued to a placement agent for this sale. The exercise price of these 210,000 warrants was reduced later in 2004 to $1.05 due to antidilution provisions.

In September, 2004, the Company sold 1.7 million shares at a purchase price of $1.10 per share in a private placement. The transaction included the issuance of 336,178 warrants with an exercise price of $1.50 per share and 161,366 warrants with an exercise price of $1.10 per share.

The 2004 stock issuances triggered an antidilution clause related to warrants granted in 1999. The exercise price of these warrants decreased from $4.88 to $3.78 and the number of related warrants increased by 153,851.

The Company’s sales of common stock and issuance of warrants to purchase common stock were exempt from the registration requirements of the Securities Act of 1933 (the “Act”) pursuant to Section 4(2) of the Act and Rule 506 of Regulation D promulgated thereunder. Each investor was an “accredited investor” under the Act, and the securities were sold without any general solicitation by the Company or its representatives.

The Company sold additional shares of common stock in September 2004 and adjusted the terms of certain warrants previously issued by the Company, in each case as reported by the Company in its Quarterly Report on Form 10-Q for the fiscal quarter ended September 30,2004.

Preferred Stock

The Company’s Articles of Incorporation, authorize the issuance of up to 1,797,500 shares of non-voting preferred stock, no par value, with rights, preferences, and privileges as determined by the Board of Directors. Although shareholder approval is not required in order for the Board to issue these undesignated shares of preferred stock, applicable stock exchange restrictions require shareholder approval in order for the Company to issue shares of preferred stock convertible into more than 20% of the Company’s outstanding common stock.

In addition, the Company can issue of up to 2,000 shares of Series A preferred stock, up to 200,000 shares of Series B preferred stock, and up to 500 shares of Series C preferred stock. On October 19, 1999, the Company issued 2,000 shares of Series A preferred stock to one investor, which were liquidated on October 11, 2001. Series A stock has no par value, is non-voting, and is senior to Series B and C preferred stock.

On December 10, 1999, the Company created Series B Junior Participating Preferred Shares in connection with its shareholder rights plan, and increased the authorized number of shares Series B preferred to 200,000 on July 27, 2004. Each share of Series B preferred stock is entitled to receive a dividend when declared by the Board of Directors out of funds legally available, payable at the rate of $1.00 per share. Series B preferred stock has priority in payment of dividends and distributions on dissolution of the Company, which is senior to holders of common stock, but junior to creditors and to holders of Series A preferred stock. No shares of Series B preferred stock have been issued.

On May 17, 2002, the Company issued 500 shares of 6.5% Series C Convertible Preferred Stock. Series C preferred stock was convertible into shares of the Company’s common stock at a fixed price of $5.00 per share, and was subject to 15 mandatory monthly redemptions of approximately $333,000 commencing on August 17, 2002. The Company was permitted to make redemption payments in cash or by delivering shares of its common stock based on a 10% discount to market price of the stock at the time of the redemption payment. No shares of Series C preferred stock remain outstanding.

Item 6. Selected Consolidated Financial Data

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

	Year ended December 31,
	2004	2003	2002	2001	2000
	($ in thousands, except per share data)
Consolidated statement of operations data :
Net revenues	$53,540	$55,751	$53,872	$46,643	$37,700
Operating expenses - before restructuring and impairment of long-lived asset costs	55,532	60,329	57,923	44,643	33,744
Restructuring and Impairment of long-lived assets	16,442	—	2,000	—	—
Operating expenses	71,974	60,329	59,923	44,643	33,744
Operating income (loss)	(18,434)	(4,578)	(6,051)	2,000	3,956
Net income (loss)	(21,164)	(8,493)	(7,648)	(216)	1,395
Net income (loss) per share
Basic	$(1.41)	$(0.90)	$(0.93)	$(0.09)	$0.23
Diluted	$(1.41)	$(0.90)	$(0.93)	$(0.09)	$0.21
Consolidated balance sheet data:
Total assets	$38,518	$54,623	$59,459	$53,487	$31,396
Total short term debt and capital leases	16,026	7,781	5,019	8,101	3,923
Total long term debt and capital leases	201	10,667	10,053	7,039	4,653
Convertible, redeemable preferred stock	—	—	2,698	—	—
Shareholders’ equity	$12,817	$22,110	$24,841	$29,163	$12,481

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a full-service provider of audio, video, data and web-based conferencing services to businesses and organizations in North America, Europe and Asia Pacific. Our global presence has allowed us to become the provider of choice for large multinational companies. It has also allowed us to participate in outsourcing and co-marketing relationships with major telecommunications companies globally.

Changes in this customer base as well as changes in our industry have contributed to volatility in our earnings as well as our ability to achieve profitability. Among these changes is a migration away from high-touch, operator assisted services to more automated services. Accompanying this trend has been significant price competition and reduced revenue per unit of service. At the end of 2001, we lost a major customer that accounted for approximately 20% of our revenue. This also significantly impacted our operating results.

We have established a major outsourcing arrangement with AT&T Corporation that has largely replaced the customer we lost in 2001 and our service volumes are growing significantly. This, however, has not offset the price erosion that the industry has experienced and the company has not shown an operating profit since 2001.

This has resulted in a $13.6 million dollar goodwill impairment charge and $1.8 million of restructuring costs being recognized in 2004. Additional reorganization costs of approximately $2.0 million are expected to be recognized during the first half of 2005. The reorganization is expected to save over $3.0 million per year.

This action may not be enough, however, to return the company to profitability and resolve the liquidity and going concern issues noted in the more detailed management discussion and analysis that follows.

The following discussion and analysis should be read in conjunction with our audited consolidated financial statements, including the notes thereto, that begin on page F-1.

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

Selling, General and Administration Expense. Selling, general and administration expense consists of: salaries, benefits, professional fees and office expenses of our selling and administrative organizations.

Significant Accounting Policies

Internal Use Software—Under the guidance provided in Statement of Position 98-1, we capitalize costs incurred in developing internal use computer software. We capitalized internal use software development costs of $0.7 million, $1.1 million, and $1.0 million for the years ended December 31, 2004, 2003, and 2002, respectively.

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

As required by SFAS 142, we completed our initial goodwill impairment test as of January 1, 2002 and have performed impairment testing at least annually since then. As a result of this testing, we recorded goodwill impairment of $2.0 million in 2002 and $13.6 million in 2004.

As of December 31, 2004 the Company had a total of $8.4 million in net goodwill. $2.2 million is related to pre-2001 acquisitions. $4.3 million is attributed to acquisitions occurring in 2001 (40% minority interest in UK subsidiary and PictureTel 1414c video conferencing business) and $1.9 million is related to the acquisition of Proximity in January, 2002. (See notes 1 and 15 to Consolidated Financial Statements).

Foreign Currency Conversion— ACT Teleconferencing Inc. and its US subsidiaries (“ACT”) use the U.S. dollar as its functional currency and its international subsidiaries use their local currencies as their respective functional currencies. Financial statements of foreign subsidiaries are translated into U.S. dollars at current rates, except that revenues, costs and expenses are translated at average exchange rates effective during the year.

Intercompany transactions between ACT and its affiliates are billed at current monthly rates. Payments on intercompany accounts are settled using spot rates in effect at the date of settlement. Gains and losses resulting from these foreign currency transactions are included in the consolidated statement of operations. The foreign exchange loss arising from such transactions was $170,000 and $460,000 for the years ended 2004 and 2003 respectively.

The effect of translating all other accounts of ACT’s foreign subsidiaries into U.S. dollars has been included in stockholders’ equity as a cumulative foreign currency translation adjustment. Prior to 2003, ACT treated intercompany transactions as investments, and translation adjustments of those accounts were also were included in the cumulative foreign translation adjustment. Translation adjustments for the years ended December 31, 2004, 2003 and 2002 were $4.1 million, $1.6 million and $0.6 million respectively.

Employee Stock Options—We have elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) instead of FASB Statement No. 123, “Accounting for Stock-Based Compensation.” If we had elected to adopt FASB Statement No. 123, our net (loss) available to common shareholders would have been approximately $(22,000), $(9,900), and $(9,061) or $(1.46), $(0.97), and $(1.01) per diluted share for the years ended December 31, 2004, 2003, and 2002 respectively, as compared to our actual reported net (loss) of $ (21,164), $(9,219), and $(8,285), or $(1.41), $(0.90), and $(0.93) per diluted share for the years ended December 31, 2004, 2003, and 2002, respectively.

Significant Business Activities

During 2004 and the first quarter of 2005, the following developments were of significance:

•	We experienced a significant increase in volume and revenues from our global conferencing platform due to increasing usage from our outsourcing relationship with AT&T. We estimate this channel will continue to grow in 2005 and beyond. Revenues will depend upon customer usage. In 2004, this relationship contract was extended by two years, until the end of 2006. Because the contract includes a termination clause there can be no assurance that it will continue until the end of its extension period.

•	During 2004, ACT videoconferencing revenues fell by 22%. This decline was generally in line with lower worldwide videoconferencing revenues that fell by 21%. A major contributor to this decline is the move from ISDN transport to internet protocol transport and loss of related revenue. As a result of this decline, ACT moderated its future growth target and took a $7.8 million goodwill impairment charge during the fourth quarter of 2004.

•	Activity began in fourth quarter 2004 to reorganize the company functionally rather than geographically to drive revenue growth and obtain operating efficiencies in addition to achieving cost reductions. Included in this reorganization is the consolidation of operating centers in North America and Europe and a workforce reduction of approximately 10%. The consolidation is expected to save ACT over $3 million per annum. A $1.8 million dollar operating charge related to this reorganization was recognized during the fourth quarter. It is estimated that additional restructuring costs of approximately $2 million will be recognized during the first half of 2005.

•	At year-end, we were out of compliance with the tangible net worth covenant of our ACT Teleconferencing Services Inc. line of credit agreement which had an outstanding balance of $3.0 million. This was primarily the result of fixed asset impairment and restructuring charges taken during the fourth quarter. A forbearance through June 30, 2005 has been received from the lender.

At year-end, we were also out of compliance with debt service coverage ratios, net worth and some other lesser covenants related to our largest subordinated debt loan agreement. Because of this and because of cross default provisions on our other subordinated debt agreements, all of our subordinated debt ($11.1 million) has been classified as a current liability. Accelerated payment could be demanded by our senior subordinated lender but they have agreed to a forbearance on their $8.3 million of debt through June, 2005 with an extension through August 31, 2005 if, in the lenders’ reasonable discretion, they are satisfied with the company’s financial condition and progress in obtaining new financing. The other subordinated debt lenders have agreed to subordinate repayment of their debt to that of the senior subordinated debt lender.

The following table summarizes our most important revenue trends:

	2004	2003	2002	2001
	($ in thousands)
Revenues
Audioconferencing/other revenues**	$29,086	$29,644	$29,705	$29,929
Concert Channel (audioconferencing)	0	0	2,038	11,660
Global Services Channel (audioconferencing)*	10,037	7,545	4,160	—

Audioconferencing subtotal	39,123	37,189	35,903	41,589
Videoconferencing	14,417	18,562	17,969	5,054

Total revenues	$53,540	$55,751	$53,872	$46,643

Revenue Growth Percentage	(4.0)%	3.5%	15.5%	23.7%

*	Principally AT&T and other global customers.
**	Excluding Concert and Global Services

Concert Downsizing

Concert was a major customer, providing 2001 revenue of $11.7 million. In 2002, it was closed and merged into AT&T resulting in a significant audio revenue shortfall. Despite this drop in revenue, we continued to maintain the worldwide infrastructure, telecommunications network and employee base that was installed to serve Concert. In 2002, our estimated costs for this, including depreciation, were approximately $5 million. This infrastructure was maintained because it was critical to the signing of an outsourcing agreement with AT&T in August 2002.

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

We started implementing this outsource contract in August, 2002 and have seen rapid revenue growth since then. Current monthly revenues are at an estimated annualized run rate of approximately $10.7 million. We expect additional potential growth opportunities relating to this contract during 2005 and 2006.

The outsource contract requires ACT to provide detailed levels of quality, sales and service positioning, customer provisioning and comprehensive pricing for a number of different conferencing products, services and applications. Although the contract contains certain termination clauses and no guaranteed volumes, the Company anticipates continued volume and revenue growth into 2006. ACT believes that the strong relationship that has developed between the contracting parties will continue to grow.

Audioconferencing Outlook

Automated voice conferencing volumes continued to grow at a rapid rate for 2004 and pricing remained competitive. Most of our U.S. and Canadian customers have already made the transition to automated services, and we now expect strong growth in automated services in the European and Asian Pacific markets over the next few years. We expect that the growth of automated services at reduced prices will continue unabated, but the emergence of this product line nevertheless has highlighted some fundamental applications whereby operator-attended services will continue to be required by our customers. Our strategy remains to provide a broad range of services to our customers which fit their different communications needs. We expect our automated services to complement our fully-attended offering, and vice versa.

Attended voice conferencing services remains one of our core businesses and still accounts for approximately 40 percent of total revenues. We are focused on developing new markets and applications for customers in attended voice conferencing services especially in areas such as training, education and large participant calls. While we do expect that this overall market will grow at a much lower rate over the next few years, we also believe that we may be able to achieve a higher growth rate in attended services than the overall market because we are one of the specialized, niche players and have the capacity for faster growth internationally.

Videoconferencing Outlook

Videoconferencing revenues have become a more important component of our business, now comprising 27% of total revenue, due to our acquisition of PictureTel’s 1414c videoconferencing division in October 2001 and renamed ACT Videoconferencing, and our acquisition of Proximity in January 2002.

Total videoconferencing revenues fell by 22% in 2004. This reflects an overall slowdown in the videoconferencing industry.

We have implemented and identified further cost reduction and network rationalization in our videoconferencing business. We have also identified new major outsourcing opportunities and opportunities to cross-sell our services from audioconferencing to videoconferencing, and vice versa.

Anticipated growth rates in videoconferencing, nevertheless, may be tempered by the emergence of web conferencing applications. Many applications which were previously more suited to a videoconference can now be handled by combining voice and web conferencing at a less expensive price. We believe therefore that videoconferencing will continue to only be used in situations where it is specifically required by business executives for a specific reason. Web and audioconferencing will be used in most other conferencing situations.

Results of Operations

Fiscal Year Ended December 31, 2004, compared to Fiscal Year Ended December 31, 2003

Net Revenues. Net revenues decreased 4 percent to $53.5 million for the year ended December 31, 2004, compared to $55.8 million for 2003. This decrease was due to a 22% drop in videoconferencing revenue which more than offset a 5% increase in audioconferencing revenue. Audioconferencing revenue accounted for 73%, 67%, and 67% percent of revenue in 2004, 2003, and 2002 respectively. Videoconferencing accounted for the balance of our revenue. For a more detailed discussion of changes in our revenue streams refer to revenue trends above.

Geographic Breakdown: In 2004 North America, Europe and Asia/Pacific—the Company’s three primary geographic markets—generated approximately 60 percent, 28 percent and 12 percent, respectively, of our revenue, compared with 58 percent, 32 percent and 10 percent in 2003. In 2004, the United States accounted for 51% of our revenue, the United Kingdom 24%, Australia 9%, Canada 9% and all other countries combined 7%.

Gross Profit. Gross profit increased 2 percent from $19.8 million for the year ended December 31, 2003, to $20.2 million for the year ended December 31, 2004. Gross profit as a percentage of net revenue increased from 35 percent for 2003 to 38 percent for 2004. This gross profit increase reflects reduced network costs, increased usage of our worldwide infrastructure as a result of the AT&T contract, and the further stabilization of our operating costs. We anticipate continuing improvement in our gross margins as a result of reduced network costs and cost reductions related to our reorganization activities. Competitive price pressure could offset these reductions.

Selling, General and Administrative Expense. Selling, general and administrative expense for the year ended December 31, 2004 was $22.2 million or 41 percent of revenue, compared to $24.4 million or 44 percent of revenue for 2003. We expect that continued strong control of our operating expenses and our current reorganization efforts will result in additional reductions in selling, general and administrative expenses in 2005.

Operating Loss. Our operating loss increased from $4.6 million for 2003 to $18.4 million for 2004. This is due to a noncash goodwill impairment charge of $13.6 million in 2004 and $2.8 million of reorganization and long-lived asset impairment costs. The goodwill impairment charge is a result of a decline in the revenue and profit in our video unit and our United Kingdom teleconferencing unit. The video unit decline reflects an overall decline in the video conferencing industry. The decline in the teleconferencing unit is due primarily to price erosion.

Interest Expense. Net interest expense dropped by 13 percent from $3.1 million in 2003 to $2.7 million in 2004. This is due to a reduction in outstanding senior and subordinated debt.

Provision for Income Taxes. Provision for income taxes decreased to $88,000 for 2004 compared to $342,000 for 2003, as a result of decreased taxable income in our United Kingdom and Canada subsidiaries. Due to available domestic and international tax loss carry-forwards we paid no other income taxes.

Net Loss. Net loss increased from $9.2 million in 2003 to $21.2 million in 2004. This increase is the result of a goodwill impairment charge of $13.6 million and reorganization and long-lived tangible asset impairment cost of $2.8 million.

Fiscal Year Ended December 31, 2003, compared to Fiscal Year Ended December 31, 2002

Net Revenues. Net revenues increased 4 percent to $55.8 million for the year ended December 31, 2003, compared to $53.9 million for 2002. Concert audioconferencing revenues ceased in 2003. This loss of revenue, which was $2.0 million in 2002, was offset by a $3.4 million increase in global service channel audioconferencing. Audioconferencing accounted for 67%, 67%, and 89% percent of revenue in 2003, 2002, and 2001 respectively. Videoconferencing and other revenue grew by $0.6 million, or 3% in 2003. It accounted for the balance of our revenue. For a detailed discussion of changes in our revenue streams refer to Significant Business Activities, above.

Geographic Breakdown: In 2003 North America, Europe and Asia/Pacific—the Company’s three primary geographic markets—generated approximately 58 percent, 32 percent and 10 percent, respectively, of our revenue, compared with 61 percent, 31 percent and 8 percent in 2002. In 2003, the United States accounted for 50% of net revenues, the United Kingdom 28%, Canada 8%, Australia 8%, and all other countries combined 6%.

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

Operating Loss. Operating loss declined by $1.5 million to a loss of $4.6 million. A goodwill impairment charge of $2 million in 2002 negatively impacted that year’s results. Other operating costs were comparable with 2002.

Interest Expense. Net interest expense grew by 100 percent to $3.1 million from $1.5 million. This is due primarily to an increase in debt during the year of approximately 25% at interest rates substantially higher than prior debt, and recognition as a finance cost of the earned performance provision in connection with subordinated debt issues in June 2003.

Provision for Income Taxes. Provision for income taxes increased to approximately $342,000 for 2003 compared to $125,000 for 2002, as a result of increased taxable income earned by our United Kingdom and Canada subsidiaries. Due to available domestic and international tax loss carry-forwards, we paid no other income taxes.

NetLoss. Net loss increased by $0.9 million for the reasons discussed under Operating Loss, above, plus the effects of a loss on foreign currency transactions of $0.5 million.

Liquidity, Capital Resources and Cashflow

Sources and Uses of Funds

For the year ended December 31, 2004 we generated and used cash proceeds as follows:

•	$46 thousand was generated from operating activities.

•	We purchased $1.9 million of capital assets.

•	Net cash provided by financing activities was $3.0 million. We repaid debt of $7.5 million and received proceeds from the issuance of new debt of $3.3 million. The Company also issued $6.9 million of common stock and warrants.

At December 31, 2004 we had approximately $12.4 million in current assets, and $25.3 million in current liabilities. This imbalance is primarily the result of $15.6 million of current debt. This $15.6 million balance includes $10.2 million that has been classified as current, in accordance with generally accepted accounting principles, because the company is in default of related loan covenants and waivers have not been received through year-end 2005.

At year-end, we were in default on our outstanding Services Inc. line of credit of $3.0 million. A forbearance has been received through June 30, 2005 . Our senior subordinated debt lenders who carry $8.3 million of debt, have also provided a forbearance through June 30, 2005 which will be extended through August 31, 2005 if, in the lenders’ reasonable discretion, they are satisfied with the company’s progress in obtaining new financing and with the Company’s financial condition. Our other subordinated debt lenders have agreed to subordinate repayment of their debt to that of the senior subordinated debt lenders.

Management believes that it will be able to improve the Company’s operating performance in 2005 based on actions that have been taken and the following considerations:

•	The audio segment of the business continues to grow. A major audio outsource contract that commenced in late 2002 has been and is expected to continue growing rapidly. The contract related to this business was extended for two years in 2004.

•	A major restructuring effort began in late 2004. This restructuring is targeting those business units that underperformed in 2004. It includes the consolidation of operating centers in both Europe and North America and will reduce payroll and other operating costs. It is expected to save about $3.0 million per annum.

•	Additional resources have been devoted to expanding the company’s sales effort. This increased sales focus is expected to result in increased sales.

The financial statements do not include any adjustments that could be required if the Company were unable to refinance this debt or continue as a going concern. The Company has recorded net losses of $21.8 million in 2004 and $8.5 million in 2003. These losses and deficit cash flows have significantly impacted the Company’s ability to obtain financing at desirable terms.

Our independent auditors have expressed doubt about our ability to continue as a going concern. Their report includes an explanatory paragraph stating there is substantial doubt about our ability to continue as a going concern because we have suffered recurring losses from operations, our total liabilities exceed our total assets, and we are not in compliance with debt covenants on substantially all of our debt.

We have assessed our cash flow needs for 2005 as follows:

•	We believe we can generate cash from operating activities of approximately $6 to $10 million during 2005 based upon our current 2005 operating plan.

•	To supplement working cashflow needs, we are currently in the process of seeking additional financing to consolidate and accelerate the pay down of certain debt items. On March 28, 2005, the Company also announced that it had retained an investment banker to evaluate and advise the board regarding strategic alternatives, including the sale of all or part of the company.

•	Capital expenditures for 2005 are anticipated to be in line with 2004 levels.

The facilities-based teleconferencing service business is a capital intensive business. In line with our current liquidity position, we will constrain our capital expenditures and expansion plans in the short term. Our operations have required and will continue to require capital investment for: (i) the purchase and installation of conferencing bridges and other equipment in existing bridging networks and in additional bridging networks to be constructed in new service areas; (ii) the acquisition and expansion of conferencing platforms currently owned and operated by other companies; and (iii) the evolution of the platform to support new products, services and technologies. Our expected capital expenditures for general corporate and working capital purposes include: (i) expenditures with respect to our management information system and corporate service support infrastructure and (ii) operating and administrative expenses with respect to new bridging platforms, networks and debt service. We plan to make ongoing capital investments in connection with plans to construct and develop new bridging networks, as well as for technology upgrades. Expansion of our bridging networks could include the geographic expansion of our existing operations, and we will consider the development of new markets. Any significant expansion will depend upon our financial condition and the availability of adequate financing.

Our plans or assumptions could change or prove to be inaccurate. Our revenue and costs are dependent upon factors that are not within our control, such as regulatory changes, changes in technology, customer mergers and acquisitions and increased competition. Due to the uncertainty of these and other factors, actual revenue and costs may vary from expected amounts, possibly to a material degree, and such variations are likely to affect the level of our future capital expenditures and our cashflow needs.

Our Contractual Obligations as of December 31, 2004 are as follows:

Contractual Obligations	Total	Within 1 year	1 -3 years	After 3 years
(in thousands)
Debt	$15,647	$15,576	$71	$—
Capital lease obligations (including interest portion of payments)	632	497	135	—
Operating leases	6,857	2,884	3,973	—

	$23,136	$18,957	$4,179	$—

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Shared-Based Payment” (“SFAS 123R), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” (SFAS 123”) and supercedes APB Opinion N0. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition. The Company is required to adopt SFAS 123R in 2006. Under SFAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive method would record compensation expense for all unvested stock options beginning with the first period restated. The Company is evaluating the requirements of SFAS 123R, has not yet determined the method of adoption, has not determined what impact the adoption of SFAS 123R will have on its consolidated results of operations and earnings per share, and has not determined whether adoption will result in amounts that are similar to the current pro forma disclosures under SFAS

The FASB issued SFAS 153, Exchanges of Nonmonetary Assets, which changes the guidance in APB Opinion 29, Accounting for Nonmonetary Transactions. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective during fiscal years beginning after June 15, 2005. The Company does not believe the adoption of SFAS 153 will have a material impact on the Company’s financial statements

RISK FACTORS

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

Our independent auditors have expressed doubt about our ability to continue as a going concern.

We received a report on our consolidated financial statements for the year ended December 31, 2004 from our independent accountants that includes an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern because we suffered significant losses from operations in fiscal 2004 and are in default on certain debt covenants made to major lenders and consequently are not in compliance with the cross default provisions of certain of our other loans and capital leases. We can offer no assurance that the actions we plan to take to address these conditions will be successful.

We are out of compliance with certain loan covenants.

We relied on bank financing and debt transactions to provide needed capital when the equity markets were depressed. These financings require compliance with certain covenants. We are out of compliance to a material degree with covenants, and have not been able to obtain waivers of non-compliance from all of our lenders. This could result in penalties ranging from the issuance of shares or warrants to these lenders or to our lenders accelerating the due date of our indebtedness to them. We may not have sufficient capital to repay any amounts of accelerated indebtedness and this could impact our ability to operate, grow, or continue as a going concern. Our senior subordinated lenders have agreed to a forbearance through June 30, 2005 with an extension through August 31, 2005 if, in the lenders’ reasonable discretion, they are satisfied with the company’s progress in obtaining refinancing and with the company’s financial condition. Our other subordinated lenders have agreed to subordinate repayment of their debt to that of the largest subdebt lender. We cannot guarantee that in the future they will grant forbearances or waive failures to comply with applicable covenants.

Our plans to operate, grow or continue as a going concern may be limited if we are unable to obtain sufficient financing.

Our growth into automated conferencing, web-conferencing services, video, and as an outsource provider for international calls has strained our financial resources. Nonetheless, we may need to be prepared to expand our business through further strategic acquisitions and new markets when we identify desirable opportunities. We may need additional equity and debt financing, collaborative arrangements with channel partners, or funds from other sources for these purposes. We may not be able to obtain such financing on acceptable terms, or at all. Recent debt financing has added interest expense that has further burdened our cost structure. Failure to obtain additional financing could weaken our operations, prevent us from achieving our expansion goals, or continue as a going concern. Equity financings, as well as debt financing with accompanying warrants, can be dilutive to our shareholders and may make it difficult to sell additional equity at depressed prices, and certain debt financings may impose restrictive covenants on the way we operate our business.

In March, 2005, the company announced engaging an investment banker to assist in seeking financing and advise it on strategic alternatives, including the sale of all or part of the company.

Restructuring plans may impact our operating performance

We have announced restructuring actions that we expect to benefit our business. Restructuring plans being implemented include consolidation of operating locations, staff reductions and constraints on capital expenditures. The implementation of these changes may adversely affect our results of operations due to diversion of management’s attention, negative reactions from customers and other factors. Furthermore, the costs of the restructuring may be higher than our estimates or may have a higher cash component. The restructuring may take longer to implement than we expect and anticipated cost savings may not fully materialize. If our implementation of restructuring actions is not successful or if such actions do not benefit us to the extent planned, our operating results may suffer,

We may fail to meet market expectations because of large fluctuations in our quarterly operating results.

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

Our two largest customers accounted for 21 percent of our revenues in 2004, and we expect revenues from AT&T Corporation, our largest customer, to grow rapidly over the near term. Due to concentration of our revenues, the loss of any one of our largest customers or one of our principal outsource channel partners would have a significant adverse effect on our conference volumes. The loss of several of our larger customers would also have an adverse effect on our volumes and this risk will increase if our largest customers increase their volumes of business with us faster than we increase volumes from other sources. Any such reduction in our volumes would have a material adverse effect on our revenues and results of operations.

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

AT&T Corporation recently announced that it has signed an agreement to be acquired by SBC Communications, Inc., and there can be no assurance that if AT&T Corporation is acquired the acquirer will continue to use our services.

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

In previous years our business has been affected by occasional network failures with consequent poor service and loss of customer goodwill. We expect that we will have major failures every year as a result of the factors listed above. Any increase in outages or failures due to these types of hazards would result in additional costs resulting from business interruption, and we could lose customers affected by these outages.

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

Our common stock price has been highly volatile, and we expect this volatility to continue, and we are currently not in compliance with NASDAQ listing requirements due to the level of our stock price.

The market price of our common stock is highly volatile and may decline further. For example, from January 1, 2003 through December 31, 2004 our stock price ranged from a high of $4.08 to a low of $.65, and closed on December 31, 2004 at $1.32. On March 28, 2005 our common stock closed at $.61. We anticipate that the volatility of our common stock price may continue due to factors such as:

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

On March 9, 2005, we received notice from Nasdaq that the price of our common stock closed below the minimum $1.00 per share for the preceding 30 days, as required under Marketplace Rule 4450(a)(5). Under Marketplace Rule 4450(e)(2), we have 180 calendar days, or until September 6, 2005, to correct its bid price deficiency. If, prior to September 6, 2005, the price of our common stock closes at $1.00 per share or more for a minimum of ten consecutive trading days, the bid price deficiency will be corrected.

If we do not correct its bid price deficiency within the next 180 days, Nasdaq will provide us with written notification that our common stock will be delisted. At that time, we will have the right to appeal Nasdaq’s determination to a Listings Qualifications Panel. Alternatively, we may apply to transfer our common stock to the Nasdaq SmallCap Market if we satisfy the requirements in Marketplace Rule 4310(c). If our transfer application were approved, we would have an additional 180-day period to regain compliance. We cannot assure that our stock price will increase sufficiently to maintain our Nasdaq listing.

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

	2005	2006	After 2006	Total
Long term debt (including current portion)
Fixed rate	$15,576	$71	$0	$15,647
Average interest rate	16.0%	7%	0%	16.0%

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

Item 8. Financial Statements and Supplementary Data

See “Index to Consolidated Financial Statements” at page F-1.

Item 9. Changes and Disagreements With accountants on Accounting and Financial Disclosure

None

Item 9A Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15 d 0 15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on the evaluation and communication from Hein & Associates LLP to our Audit Committee in April, 2005 that identified a material weakness, our chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures are not effective.

The material weakness identified was that review of the consolidated financial statements failed to detect the proper foreign currency translation adjustment as it relates to intangible assets. This appeared to be caused by an inadequate level of accounting staffing to allow sufficient time for the accounting department to (i) perform a review of the consolidation and supporting financial statement disclosure schedules independent of the preparer and (ii) research all applicable accounting pronouncements as relates to the Company’s financial statements and underlying disclosures.

Due to this material weakness, the Company, in preparing its financial statements for the year ended December 31, 2004, performed additional analysis and other post close procedures to ensure that such financial statements were stated fairly in all material respects in accordance with U.S. generally accepted accounting principles.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation of internal control that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

However, given the subsequent identification of the above material weakness, the Company has decided on a course of action reasonably assured to remediate this material weakness. This includes the hiring of additional experienced accounting staff to provide sufficient time and resources to review the consolidation and supporting financial statement disclosure schedules independent of the preparer and research all applicable accounting pronouncements as relates to the Company’s financial statements and underlying disclosures.

Item 9B. Other Information

On April 12, 2005, the Company executed a forbearance agreement with Silicon Valley Bank, pursuant to which SVB agreed to forebear through June 30, 2005, from accelerating the indebtedness due under the Company’s credit facility with SVB, as a result of the Company’s failure to comply with the minimum tangible net worth covenant in the credit facility.

PART III

Item 10. Directors and Executive Officers of the Registrant

Incorporated by reference from the Company’s Proxy Statement for Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 2004.

Item 11. Executive Compensation

Incorporated by reference from the Company’s Proxy Statement for Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 2004.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Incorporated by reference from our Proxy Statement for Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 2004.

Item 13. Certain Relationships and Related Transactions

Incorporated by reference from our Proxy Statement for Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 2004.

Item 14. Principal Accountant Fees and Services

Incorporated by reference from our Proxy Statement for Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 2004.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1), (2) The Financial Statements and Schedule I –Condensed Financial Information of Registrant and Schedule II –Valuation and Qualifying Accounts listed on the index on Page F-1 following are included herein by reference. All other schedules are omitted, either because they are not applicable or because the required information is shown in the financial statements or the notes thereto.

(a) (3) Exhibits:

Index to Exhibits

All exhibits are filed electronically or incorporated by reference.

Number	Description
2.1(1)	Share purchase agreement dated January 17, 2001 by and between ACT Teleconferencing, Inc. and David L. Holden & others.

2.2(2)	Asset Purchase Agreement by and between ACT Teleconferencing, Inc., ACT Videoconferencing, Inc. and PictureTel Corporation dated as of October 4, 2001.

2.3(3)	Agreement and Plan of Merger dated as of December 21, 2001, by and among ACT Teleconferencing, Inc., ACT Proximity, Inc., Proximity, Inc., Robert C. Kaphan, Richard Parlato, and North Atlantic Venture Fund II, L.P.

3.1(4)	Restated articles of incorporation of ACT Teleconferencing, Inc., dated April 15, 1996, as amended October 18, 1999, and November 26, 2001

3.1.1(5)	Certificate of Designations, Preferences and Rights of Series B Junior Participating Preferred Shares, filed December 2, 1999

3.1.2(6)	Certificates of Designations, Preferences, and rights of Series C Preferred Stock, filed May 17, 2002

3.1.3(22)	Articles of Amendment to Certificate of Designations, Preferences and Rights of Series B Junior Participating Preferred Shares, filed February 6, 2004 (previously filed)

3.2(7)	Bylaws of ACT, amended and restated as of May 22, 2001

4.1(8)	Form of specimen certificate for common stock of ACT

10.1(8) **	Stock option plan of 1991, as amended, authorizing 400,000 shares of common stock for issuance under the plan

10.2(8) **	Form of stock option agreement

10.3(9)	Form of representatives’ warrant dated June 9, 2000

10.10(8) **	Split dollar insurance agreement dated March 1, 1990, between ACT and Gerald D. Van Eeckhout

10.11(1) **	Variation of D. Holden’s Service Agreement, dated January 17, 2001 by and between ACT Teleconferencing Limited and David Holden

10.13(1)	Instrument constituting £1,172,000 convertible secured A loan notes and £2,980,000 convertible secured B loan notes by and between ACT Teleconferencing, Inc. and David L. Holden & others

10.19(10) **	Stock option plan of 1996, as amended

10.20(4) **	Employee stock purchase plan of 1998, as amended

10.22(11)	Loan and security agreement dated March 31, 1998 and form of stock purchase warrant with Sirrom Capital Corporation and Equitas L.P.

10.27(12)	Agreement for Videoconferencing Equipment and Services among ACT Videoconferencing, Inc. and the GTE Telephone Operating Companies named therein, dated October 1, 1998

10.28(4) **	Stock option plan of 2000, as amended

10.29(4)	Service order attachment signed March 15, 2001, between ACT Teleconferencing Services, Inc. and AT&T Corporation for the supply of domestic voice/data services

10.31(2)	Note in the original principal amount of $2.25 Million with ACT Teleconferencing, Inc. as maker and PictureTel Corporation as holder

10.33(2)	Amended and Restated Warrant dated October 11, 2001 between ACT Teleconferencing, Inc. and GMN Investors II, L.P.

10.36(13)	Promissory Note from Gerald Van Eeckhout in favor of ACT Teleconferencing, Inc. dated July 25, 2001

10.37(13)	Security Agreement between Gerald Van Eeckhout and ACT Teleconferencing, Inc. dated July 25, 2001

10.42(14)	Videoconference Services Agreement between ACT Videoconferencing and Bristol Meyers Squibb Company*

10.46(15) **	2002 Performance Incentive Plan

10.51(17)	Note Agreement for Senior Secured Subordinated Notes and Warrant to Purchase Common Stock among ACT Teleconferencing, Inc. and certain of its subsidiaries, and the investors named therein, dated May 12, 2003

10.52(18)	First Amendment, Consent and Waiver among ACT Teleconferencing, Inc. and certain of its subsidiaries, and the investors named therein, effective as of May 12, 2003

10.53(18)	Second Amendment, Consent and Waiver among ACT Teleconferencing, Inc. and certain of its subsidiaries, and the investors named therein, effective as of August 14, 2003

10.54(18)	Third Amendment among ACT Teleconferencing, Inc. and certain of its subsidiaries, and the investors named therein, dated October 23, 2003

10.55(18)	Fourth Amendment, Consent, Waiver and Forbearance Agreement among ACT Teleconferencing, Inc., certain subsidiaries thereof, and the investors named therein, effective as of January 8, 2004

10.56(19)	Form of Warrant Agreement by and between ACT Teleconferencing, Inc. and CapEx, L.P. dated October 15, 2003

10.58(20)	Securities Purchase Agreement by and among ACT Teleconferencing, Inc. and certain preferred stock purchasers, dated May 17, 2002

10.59(20)	Registration Rights Agreement by and among ACT Teleconferencing, Inc. and certain preferred stock purchasers, dated May 17, 2002

10.60(18)	Form of Stock Purchase Agreement of January 8, 2004 with Barron Partners, L.P.

10.61(18)	Form of Registration Rights Agreement of January 8, 2004 with Barron Partners, L.P.

10.62(21)	Stock Purchase Agreement dated February 18, 2004 with Fuller and Thaler Behavioral Finance Fund, Ltd.

10.63(21)	Stock Purchase Warrant dated February 18, 2004 with Fuller and Thaler Behavioral Finance Fund, Ltd.

10.66(23)**	Amended and Restated Employment Agreement between Gene Warren and ACT Teleconferencing, Inc., dated May 1, 2003

10.67(24)	Loan and Security Agreement with Silicon Valley Bank of November 19, 2004.

10.68(25)	Stock and Warrant Purchase Agreement among ACT Teleconferencing, Inc., Casimir Capital, and Investors as of September 2004

10.69(26)	Terms and Conditions for Purchase of Shares and Warrants between ACT Teleconferencing, Inc. as of September 2004

10.70(27)	Form of Stock Purchase Warrant between ACT Teleconferencing and Investors as of September 2004.

10.71(28)	Ninth Waiver, Amendment and Forebearance Agreement among ACT Teleconferencing, Inc. certain subsidiaries, and the investors named in the document as of November 19, 2004.

10.72	Forebearance agreement among ACT Teleconferencing, Inc., certain subsidiairies, and Silicon Valley Bank as of April 12, 2005 (filed herewith)

23.1	Consent of Hein & Associates LLP (filed herewith)

23.2	Consent of Ernst & Young LLP (filed herewith)

31.1	Rule 13a-14(a) certification of Chief Executive Officer (filed herewith)

31.2	Rule 13a-14(a) certification of Chief Financial Officer/principal financial officer (filed herewith)

32.1	Section 1350 certification of Chief Executive Officer (filed herewith)

32.2	Section 1350 certification of Chief Financial Officer/principal financial officer (filed herewith)

**	Management contract or compensatory arrangement.
(1)	Incorporated by reference, attached as an exhibit to our report on Form 8-K filed with the Securities and Exchange Commission on January 31, 2001, File No. 0-27560.
(2)	Incorporated by reference, attached as an exhibit to our report on Form 8-K filed with the Securities and Exchange Commission on October 18, 2001, File No. 0-27560.
(3)	Incorporated by reference, attached as exhibit 10.1 to our report on Form 8-K filed with the Securities and Exchange Commission on January 16, 2002, File No. 0-27560.
(4)	Incorporated by reference, attached as an exhibit to our registration statement on Form S-1, filed with the Securities and Exchange Commission on December 3, 2001, File No. 333-744138.
(5)	Incorporated by reference, attached as Exhibit A to Exhibit 1 to our registration statement on Form 8A, filed with the Securities and Exchange Commission on December 7, 1999, File No. 0-27560.
(6)	Incorporated by reference, attached as an exhibit to our report on Form 8-K filed with the Securities and Exchange Commission on May 23, 2002, File No. 0-27560.
(7)	Incorporated by reference, attached as an exhibit to our Form 10-Q for the quarter ended June 30, 2001, filed with the Securities and Exchange Commission on August 21, 2001, File No. 0-27560.
(8)	Incorporated by reference, attached as an exhibit to our registration statement on Form SB-2, filed with the Securities and Exchange Commission on October 10, 1995, and amendments to our Form SB-2, File No. 33-97908-D.
(9)	Incorporated by reference, attached as Exhibit 1.3 to our registration statement on Form S-1, filed with the Securities and Exchange Commission on March 10, 2000, File No. 33-32156.
(10)	Incorporated by reference, attached as an exhibit to our schedule 14A Information filed with the Securities and Exchange Commission on April 30, 1997, File No. 0-27560, and amended and attached as exhibit 4.6 to our Form S-8, filed on July 2, 1998, File 333-58403.
(11)	Incorporated by reference, attached as Exhibit 10.22 to our Amendment No. 1 to Form 10-QSB for the quarter ended June 30, 1998, filed with the Securities and Exchange Commission on August 24, 1998 (originally filed under cover of Form SE on August 14, 1998) File 0-27560.
(12)	Incorporated by reference, attached as an exhibit to our Form 10-QSB for the quarter ending September 30, 1998, filed with the Securities and Exchange Commission on November 16, 1998, File 0-27560.
(13)	Incorporated by reference, attached as an exhibit to our annual report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2002, File No. 0-27560.
(14)	Incorporated by reference, attached as an exhibit to our report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2002, File No. 0-27560. Certain portions of the exhibit have been omitted pursuant to a request for confidential treatment and have been filed separately with the Securities and Exchange Commission.
(15)	Incorporated by reference, attached as an exhibit to our annual report on Form 10-K filed with the Securities and Exchange Commission on April 15, 2003, File No. 0-27560.
(16)	Incorporated by reference, attached as an exhibit to our amendment to annual report on Form 10-K/A filed with the Securities and Exchange Commission on April 30, 2003, File No. 0-27560.
(17)	Incorporated by reference, attached as an exhibit to our report on Form 8-K filed with the Securities and Exchange Commission on June 9, 2003, File No. 0-27560.
(18)	Incorporated by reference, attached as an exhibit to our registration statement on Form S-3 filed with the Securities and Exchange Commission on February 13, 2004, File No. 333-112822.
(19)	Incorporated by reference, attached as an exhibit to our registration statement on Form S-3 filed with the Securities and Exchange Commission on December 31, 2003, File No. 333-111657.
(20)	Incorporated by reference, attached as an exhibit to our report on Form 8-K filed with the Securities and Exchange Commission on May 23, 2002, File No. 0-27560.
(21)	Incorporated by reference, attached as an exhibit to amendment no. 1 to our registration statement on Form S-3/A filed with the Securities and Exchange Commission on March 15, 2004, File No. 333-112822.
(22)	Incorporated by reference, attached as an exhibit to our report on Form 10-K filed with the Securities and Exchange Commission on April 14, 2004, File No. 000-27560
(23)	Incorporated by reference, attached as an exhibit to our report on Form 10-K filed with the Securities and Exchange Commission on April 14, 2004, File No. 000-27560
(24)	Incorporated by reference, attached as an exhibit 10.1 to our report on Form 8-K filed with the Securities and Exchange Commission on November 19, 2004, File No. 000-27560
(25)	Incorporated by reference, attached as an exhibit 99.1 to our report on Form 8-K filed with the Securities and Exchange Commission on August 31, 2004, File No. 000-27560
(26)	Incorporated by reference, attached as an exhibit 99.2 to our report on Form 8-K filed with the Securities and Exchange Commission on August 31, 2004, File No. 000-27560
(27)	Incorporated by reference, attached as an exhibit 99.3 to our report on Form 8-K filed with the Securities and Exchange Commission on August 31, 2004, File No. 000-27560
(28)	Incorporated by reference, attached as an exhibit 10.2 to our report on Form 8-K filed with the Securities and Exchange Commission on November 19, 2004, File No. 000-27560

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACT TELECONFERENCING, INC.

Date: April 15, 2005	By:	/s/ Gene Warren
Gene Warren Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, and in the capacities and on the dates indicated.

Signature	Title
/s/ Edward J. Bernica Edward J. Bernica	Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ RONALD J. BACH Ronald J. Bach	Director

/s/ JAMES F. SEIFERT James F. Seifert	Director

/s/ Malcolm M. Aslin	Director
Malcolm M. Aslin

/s/ Lew Jaffe	Director
Lew Jaffe

/s/ Jules DeVigne	Director
Jues DeVigne

/s/ MACK V. TRAYNOR III	Director and Chairman of the Board
Mack V. Traynor III

/s/ GERALD D. VAN EECKHOUT	Director and Chairman Emeritus
Gerald D. Van Eeckhout

Item 15A. ACT Teleconferencing, Inc. Index to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

ACT Teleconferencing, Inc.

Golden, Colorado

We have audited the accompanying consolidated balance sheets of ACT Teleconferencing, Inc. and Subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ACT Teleconferencing, Inc. and Subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for the years then ended in conformity with the U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations, its total liabilities exceed its total assets, and the Company is not in compliance with debt covenants on substantially all of its debt. This raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

HEIN & ASSOCIATES LLP

Denver, Colorado

April 11, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

ACT Teleconferencing, Inc.

We have audited the accompanying consolidated statement of operations of ACT Teleconferencing, Inc., and the related consolidated statements of shareholders’ equity and cash flows for the year ended December 31, 2002. Our audit also included the financial statement schedules listed in the index at page F-1 for the year ended December 31, 2002. These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of ACT Teleconferencing, Inc.’s operations and its cash flows for the year ended December 31, 2002, in conformity with United States generally accepted accounting principles. Also in our opinion, the related financial statement schedules for the year ended December 31, 2002, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

Denver, Colorado

March 9, 2003

ACT Teleconferencing, Inc.

Consolidated Balance Sheets

December 31, 2004 and 2003

(In thousands, except shares)	2004	2003
Assets
Current assets:
Cash and cash equivalents	$2,740	$1,726
Accounts receivable (net of allowance for doubtful accounts of $413 and $652)	8,394	10,258
Prepaid expenses and other current assets	1,271	1,210

Total current assets	12,405	13,194
Equipment:
Telecommunications equipment	22,348	23,021
Software	7,335	6,591
Office equipment	12,030	11,667
Less: accumulated depreciation and impairment	(25,310)	(19,998)

Total equipment—net	16,403	21,281
Other assets:
Goodwill	8,428	18,264
Other intangible assets (net of accumulated amortization of $1,548 and $784)	521	780
Investments	100	100
Other long term assets	661	1004

Total assets	$38,518	$54,623

Liabilities and shareholders’ equity

Current liabilities:
Accounts payable	$3,869	$6,171
Accrued liabilities	4,858	4,729
Deferred revenue	84	1,648
Current portion of debt	11,478	6,378
Current portion of debt to related party	4,098	634
Capital lease obligations due in one year	450	769
Income taxes payable	414	51

Total current liabilities	25,251	20,380
Commitments and contingencies—Notes 1, 3, 4 and 13
Long-term debt	71	3,121
Long-term debt due to related party	—	7,080
Capital lease obligations due after one year	130	466
Other long term liabilities	—	939
Deferred income taxes	249	527

Shareholders’ equity:
Preferred stock, 1,797,500 undesignated shares of non-voting, no par value shares authorized, none issued. 2,000 shares series A non-voting, no par, none outstanding, 200,000 shares of series B entitled to receive dividends at $1.00 per share, authorized none issued, 500 shares of convertible series C authorized, none outstanding	—	—
Common stock, no par value; 50,000,000 shares authorized, 16,661,562 and 11,022,043 shares issued and 16,572,162 and 10,932,643 outstanding in 2004 and 2003, respectively	51,049	43,310
Treasury stock, at cost (89,400 shares)	(241)	(241)
Accumulated deficit	(42,836)	(21,671)
Accumulated other comprehensive income	4,845	712

Total shareholders’ equity	12,817	22,110

Total liabilities and shareholder’s equity	$38,518	$54,623

See accompanying notes to consolidated financial statements.

ACT Teleconferencing, Inc.

Consolidated Statements of Operations

For the years ended December 31, 2004, 2003, and 2002

(In thousands, except shares and per share data.)	2004	2003	2002
Net revenues	$53,540	$55,751	$53,872
Cost of service	33,313	35,962	35,396

Gross profit	20,227	19,789	18,476
Selling, general and administration expense	22,219	24,367	22,527
Impairment of goodwill	13,600	—	2,000
Restructuring Costs	1,761	—	—

Impairment of long-lived tangible assets	1,081	—	—

Operating loss	(18,434)	(4,578)	(6,051)
Interest expense net	(2,733)	(3,113)	(1,472)
Foreign currency loss	(170)	(460)	—
Gain on extinguishment of note payable	261	—	—

Loss before income taxes	(21,076)	(8,151)	(7,523)
Provision for income taxes	(88)	(342)	(125)

Net loss	(21,164)	(8,493)	(7,648)
Preferred stock dividends	—	(726)	(637)

Net loss available to common shareholders	$(21,164)	$(9,219)	$(8,285)

Weighted average number of shares outstanding—basic and diluted	15,052,180	10,216,279	8,952,840

Net loss per share
Basic and Diluted	$(1.41)	$(0.90)	$(0.93)

See accompanying notes to consolidated financial statements.

ACT Teleconferencing, Inc.

Consolidated Statements of Shareholders’ Equity

For the years ended December 31, 2004, 2003, and 2002

	Common Stock		Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
($ In Thousands)	Shares	Amount
Balance at January 1, 2002	8,620,134	$34,766	$(37)	$(4,167)	$(1,399)	$29,163
Shares issued for acquisition	350,000	2,663				2,663
Issuance of warrants in association with debt and preferred stock		718				718
Exercise of options	20,000	20				20
Shares issued to employees & consultants	58,889	203				203
Purchase of treasury stock	(76,400)		(199)			(199)
Preferred dividend and accretion to redemption value of convertible preferred stock				(637)		(637)
Comprehensive loss
Net loss				(7,648)		(7,648)
Other comprehensive income, net of tax
Foreign currency translation adjustment					558	558

Total comprehensive loss						(7,090)

Balance at December 31, 2002	8,972,623	38,370	(236)	(12,452)	(841)	24,841
Issuance of warrants in association with debt		2,098				2,098
Exercise of options	31,649	36				36
Shares issued to employees & consultants	479,407	659				659
Shares and warrants issued in legal settlement	150,000	430				430
Purchase of treasury stock	(5,500)		(5)			(5)
Preferred dividend and accretion to redemption value of convertible preferred stock				(726)		(726)
Redemption of preferred stock through issuance of common stock	1,393,864	1,717				1,717
Comprehensive loss
Net loss				(8,493)		(8,493)
Other comprehensive income, net of tax
Foreign currency translation adjustment					1,553	1,553

Total comprehensive loss						(6,940)

Balance at December 31, 2003	11,022,043	43,310	(241)	(21,672)	712	22,110

Shares issued in private placement	5,280,900	6,887				6,887
Issuance of warrants in association with debt		137				137
Exercise of options	61,516	80				80
Shares issued to employees & consultants	297,103	635				635
Comprehensive loss
Net loss				(21,164)		(21,164)
Other comprehensive income, net of tax
Foreign currency translation adjustment					4,133	4,133

Total comprehensive loss						(17,031)

Balance at December 31, 2004	16,661,562	$51,049	$(241)	$(42,836)	$4,845	$12,817

See accompanying notes to consolidated financial statements.

ACT Teleconferencing, Inc.

Consolidated Statements of Cash Flow

For the years ended December 31, 2004, 2003, and 2002

($ In Thousands)	2004	2003	2002
Operating activities
Net loss	$(21,164)	$(8,493)	$(7,648)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation	5,152	5,058	4,472
Impairment and Loss on Disposal of Assets	2,053	—	—
Impairment of Goodwill	13,600	—	2,000
Bad debt expense	21	368	853
Foreign Currency Transaction Loss	170	460	—
Amortization of intangibles	397	363	319
Amortization of debt costs	1,047	447	204
Deferred income taxes	(305)	100	(71)
Shares issued for consulting fees and employee service	560	659	111

Cash flow before changes in operating assets and liabilities:	1,531	(1,038)	240
Changes in operating assets and liabilities:
Accounts receivable	2,204	1,668	(2,219)
Prepaid expenses and other assets	52	(331)	(388)
Accounts payable	(2,464)	(1,657)	2,775
Deferred Income	(1,567)	(1,722)	—
Accrued liabilities	(51)	1,510	(113)
Income taxes payable	341	(527)	(609)

Net cash (used for) provided by operating activities	46	(2,097)	(224)
Investing activities
Equipment purchases	(1,935)	(1,619)	(5,221)
Cash held in escrow	—	—	1,356
Cash paid for acquisitions net of cash acquired	—	—	(611)

Net cash used for investing activities	(1,935)	(1,619)	(4,476)
Financing activities
Net proceeds from the issuance of debt and warrants in association with debt	3,475	9,740	6,020
Repayments of debt	(7,547)	(5,792)	(5,867)
Exercise of options	250	36	—
Net proceeds from the issuance of common stock	6,792	430	223
Purchase of treasury stock	—	(5)	(199)
Net proceeds from issuance of preferred stock	—	—	4,600
Payments of preferred stock dividends and redemption of preferred stock	—	(1,708)	(1,850)

Net cash provided by financing activities	2,970	2,101	2,927
Effect of exchange rate changes on cash	(67)	165	(178)

Net (decrease) increase in cash and cash equivalents	1,014	(1,450)	(1,951)
Cash and cash equivalents beginning of year	1,726	3,176	5,127

Cash and cash equivalents end of year	$2,740	$1,726	$3,176

Supplemental Information
Cash Paid for
Interest	1,458	1,437	1,263

Income taxes	—	725	739
Non cash
Warrants issued for debt	—	—	—

See accompanying notes to consolidated financial statements.

ACT Teleconferencing, Inc.

Notes to Consolidated Financial Statements

December 31, 2004 and 2003

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

Basis of Presentation, Liquidity and Continuing Operations

The consolidated financial statements include the accounts of ACT Teleconferencing, Inc, and its wholly-owned domestic and worldwide subsidiaries. Significant intercompany accounts and transactions have been eliminated.

The financial statements do not include any adjustments that could be required if the Company were unable to refinance debt or continue as a going concern.

At year-end, we were in default on our outstanding US Services Inc. line of credit of $3.0 million. A forbearance has been received through June 30, 2005. We are also in default on $8.2 million of senior subordinated debt and $4.5 million other subordinated debt. Our senior subordinated debt holders have provided a forbearance through June 30, 2005 which will be extended through August 31, 2005 if, in the lenders’ reasonable discretion, they are satisfied with the company’s progress in obtaining new financing and with the Company’s financial condition. Our other subordinated debt lenders have agreed to subordinate repayment of their debt to that of the senior subordinated debt lenders.

Management believes that it will be able to improve the Company’s operating performance in 2005 based on actions that have been taken and the following considerations:

•	The audio segment of the business continues to grow. A major audio outsource contract that commenced in late 2002 has been and is expected to continue growing rapidly. The contract related to this business was extended for two years in 2004.

•	A major restructuring effort began in late 2004 to move from a geographic to a functional management structure to drive revenue growth and obtain operating efficiencies in addition to achieving cost reductions. This restructuring is targeting those business units that underperformed in 2004. It includes the consolidation of operating centers in both Europe and North America and will reduce payroll and other operating costs.

•	Additional resources have been devoted to expanding the company’s sales effort. This increased sales focus is expected to result in increased sales.

However, if substantial losses continue, if the company is unable to successfully renegotiate the terms of its existing debt for which it is out of compliance or if the company is unable to raise sufficient additional capital through debt and equity offerings, liquidity problems will cause the company to curtail operations, liquidate or sell assets or entities or pursue other actions that could adversely effect future operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

On March 28, 2005, the Company announced that it had retained an investment banker to evaluate and advise the board regarding strategic alternatives, including the sale of all or part of the company.

Revenue Recognition

Revenue is recognized upon completion of conferencing services. The Company generally does not charge up-front fees and bills its customers based on usage. Revenue for video and other equipment sales is recognized upon delivery and installation.

In 2002, the Company received unused audio conference ports as compensation for audio conferencing services rendered and to be rendered under an existing contract. The fair market value of this equipment was recorded as deferred revenue and recognized over the remaining term of the supplier contract which ended December 31, 2004. $1.6 million, $1.6 million and $.4 million of revenue related to this contract was recognized in 2004, 2003 and 2002 respectively.

ACT Teleconferencing, Inc.

Notes to Consolidated Financial Statements – (Continued)

1. Organization and Significant Accounting Policies (continued)

Use of Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Estimates and assumptions are periodically reviewed and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary.

Advertising Costs

The company expenses all advertising costs as they are incurred. Advertising costs were approximately $194,000, $516,000, and $640,000 for 2004, 2003 and 2002 respectively.

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

Internal Use Software

The Company capitalizes costs of materials, consultants, and payroll and payroll-related costs which are incurred in developing internal-use computer software, beginning once the application development stage is attained and continuing until the post-implementation/operation stage is achieved. Costs incurred prior and subsequent to the application development stage are charged to general and administrative expenses. The Company capitalized internal use software development costs of approximately $.7 million, $1.1 million, and $1.0 million for the year ended December 31, 2004, 2003, and 2002, respectively.

Goodwill

Goodwill represents the excess of purchase price over tangible and other intangible assets acquired less liabilities assumed arising from business combinations. SFAS No. 142, Goodwill and Other Intangible Assets”‘ (“SFAS 142”), issued in June 2001, requires that goodwill acquired in business combination after June 30, 2001 not be amortized but instead be periodically tested for impairment.

As required by SFAS 142, the Company ceased amortizing all goodwill effective January 1, 2002. In addition, the Company completed the initial goodwill impairment test as of January 1, 2002 when it adopted SFAS 142. No impairment charges were necessary. The company again reviewed goodwill for impairment at the end of 2002. As a result of this review, an impairment was identified in the goodwill of the room rental portion of video segment of the business where revenues and profits did not meet original expectations. This resulted in a noncash charge to operations for a goodwill write-down of $2.0 million in the fourth quarter of 2002. In completing this assessment, the Company compared the estimated fair value to the current carrying value of goodwill. The fair value was derived using cash flow analysis. The assumptions used in the cash flow analysis used discounted cash flow rates of 30% and included estimates of future growth, gross margins and effective tax rates.

No impairments were identified in the 2003 impairment test assessment.

Our testing for 2004 indicated an impairment in the value of our video and United Kingdom teleconferencing reporting units. The impairment in the video unit was the result of a drop in the unit’s revenue and profit, which mirrored industry performance. A resulting noncash goodwill impairment charge of $9.9 million was made to operations for the video segment of our business. A $3.7 impairment charge was made to our United Kingdom teleconferencing unit. The impairment in the teleconferencing unit was due to a drop in revenue due primarily to price erosion. The value of the reporting units was based on the income approach. The assumptions used in the related cash flow analysis used discounted cash flow rates of 26% for the video unit and 21% for the audio unit and included estimates of future growth, gross margins, terminal value, and effective tax rates

ACT Teleconferencing, Inc.

Notes to Consolidated Financial Statements – (Continued)

1. Organization and Significant Accounting Policies (continued)

Goodwill (Continued)

As of December 31, 2004 the Company had a total of $8.4 million in net goodwill. $2.2 million is attributed to pre-2001 acquisitions. $4.3 million is attributed to acquisitions occurring in 2001 (40% minority interest in UK subsidiary and PictureTel 1414c video conferencing business) and $1.9 million is related to the acquisition of Proximity in January, 2002. (See notes 1 and 15 to Consolidated Financial Statements).

Video conferencing goodwill was recorded at $3.0 million, $11.3 million, and $11.3 million for the years ending December 31, 2004, 2003, and 2002 respectively. Audio conferencing goodwill was recorded at $4.8 million as of December 31, 2004 and $7.0 million for 2003 and 2002.

Other Intangible Assets

Other long term assets includes a 2001 non-compete agreement valued at $2.0 million that is being amortized over five years. For the years ended December 31, 2004, 2003, and 2002 the Company amortized approximately $0.4 million, $0.4 million and $0.3 million respectively, related to intangible assets. Accumulated amortization related to this asset at December 31, 2004 and 2003 was approximately $1.5 million, and $1.0 million respectively.

Foreign Currency Conversion and Translation

ACT Teleconferencing Inc. and its US subsidiaries (“ACT”) use the U.S. dollar as its functional currency and its international subsidiaries use their local currencies as their respective functional currencies. Financial statements of foreign subsidiaries are translated into U.S. dollars at current rates, except that revenues, costs and expenses are translated at average exchange rates effective during the year.

Intercompany transactions between ACT and its affiliates are billed at current monthly rates. Payments on intercompany accounts are settled using spot rates in effect at the date of settlement. Gains and losses resulting from these foreign currency transactions are included in the consolidated statement of operations. The foreign exchange loss arising from such transactions was $170,000 and $460,000 for the years ended 2004 and 2003 respectively.

The effect of translating all other accounts of ACT’s foreign subsidiaries into U.S. dollars has been included in stockholders’ equity as a cumulative foreign currency translation adjustment. Prior to 2003, ACT treated intercompany transactions as investments, and translation adjustments from remeasurement of those accounts were also were included in the cumulative foreign translation adjustment. Gains due to foreign currency translation adjustments for the years ended December 31, 2004, 2003 and 2002 were $4.1 million, $1.6 million and $0.6 million respectively.

Cash and Cash Equivalents

The Company considers all liquid investments not supporting letters of credit and with original maturities of three months or less when purchased to be cash equivalents.

Treasury Stock

The Company records treasury stock purchases under the cost method whereby the entire cost of the acquired stock is recorded as treasury stock. The FIFO method is used on the subsequent reissue of shares and any resulting gains or losses are credited or charged to retained earnings

Accounts Receivable

Trade receivables consist of uncollateralized customer obligations due under normal trade terms, generally requiring payment within 30 days of the invoice date. Periodically, management reviews the estimated recoverability of trade receivables and reduces their carrying amount by utilizing a valuation allowance that reflects management’s best estimate of the amount that may not be collectible.

ACT Teleconferencing, Inc.

Notes to Consolidated Financial Statements – (Continued)

1. Organization and Significant Accounting Policies (continued)

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

Earnings Per Share

Basic earnings per share is based on the weighted average number of common shares outstanding. Diluted earnings per share is based on the weighted average number of common shares outstanding and all dilutive potential common shares outstanding. Because the company has a net loss for the periods presented, there is no dilutive effect and the basic and diluted loss per share are the same. On December 31, 2004 there were 6,210,055 warrants and 2,355,568 options outstanding. (See notes 5 and 6 to the consolidated financial statements.)

Long-Lived Assets

We periodically evaluate the carrying amount of long-lived assets (including property, plant and equipment, and intangible assets with determinable lives) whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. We evaluate events or changes in circumstances based on a number of factors including operating results, business plans and forecasts, general and industry trends and, economic projections and anticipated cash flows. An impairment is assessed when the undiscounted expected future cash flows derived from an asset are less than its carrying amount. Impairment losses are measured as the amount by which the carrying value of an asset exceeds its fair value and are recognized in earnings. We also continually evaluate the estimated useful lives of our long-lived assets and periodically revise such estimates based on current events.

In 2004, $2.1 million was charged to operations due to long-lived asset impairment. $1.9 million was charged to the audio segment of the business and $.2 million to the video segment of the business.

Stock Based Compensation

We account for our fixed stock option plans under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25). Under APB No. 25, there is no compensation cost recognized for fixed stock option plans, because the options granted under these plans have an exercise price equal to the market value of the underlying stock at the grant date. Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123), as amended, allows, but does not require companies to record compensation cost for fixed stock option plans using a fair value based method. As permitted by SFAS 123, we elected to continue to account for compensation cost for our fixed stock option plans using the intrinsic value based method under APB 25. See Recent Accounting Pronouncements section of this Note for discussion of recently issued rules (SFAS 123R) regarding accounting for share-based payments.

ACT Teleconferencing, Inc.

Notes to Consolidated Financial Statements – (Continued)

1. Organization and Significant Accounting Policies (continued)

Stock Based Compensation (Continued)

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period.

The Company’s pro forma information is as follows:

The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model. The following are weighted-average assumptions for 2004, 2003, and 2002 respectively: risk-free interest rate of 2.5% in 2004 and 2003, and 3.0% in 2002; a dividend yield of 0%; volatility factors of the expected market price of the Company’s common stock of 0.97 in 2004 and 2003, and 0.76 in 2002; and a weighted-average expected life of the option of 5.0 years in 2004 and 2003, and 5.2 years in 2002. In 2004 and 2003, the value of options was also adjusted by 37% for long term to expiration and marketability factors based on an independent evaluation of the value of our options.

(Amounts in $000s except per share amounts)	2004	2003	2002
Net (loss) available to common shareholders	$(21,164)	$(9,219)	$(8,285)
Net (loss) per share available to common shareholders	$(1.41)	$(0.90)	$(0.93)
Amortization of estimated fair value of employee stock options under SFAS 123	$(836)	$(681)	$(776)
Adjusted net (loss) available to common shareholders	$(22,000)	$(9,900)	$(9,061)
Adjusted net (loss) per share available to common shareholders	$(1.46)	$(.97)	$(1.01)

Income Taxes

Deferred tax liabilities or assets reflect temporary differences between amounts of assets and liabilities for financial and tax reporting. Such amounts are adjusted, as appropriate, to reflect changes in tax rates expected to be in effect when temporary differences reverse. A valuation allowance has been established to offset any deferred tax assets since it is likely that some or all of the deferred tax assets will not be realized

Certain Risks and Concentrations

A significant customer concentration is represented by sales or accounts receivable equal to or greater than 10% of the Company’s sales or accounts receivable for the year. The Company’s largest customer accounted for 16%, 7%, and 7%, of consolidated revenues and the Company’s second largest customer accounted for 5%, 6%, and 7% of consolidated revenues for the years ended December 31, 2004, 2003, and 2002, respectively. AT&T Corporation was the company’s largest customer in 2004. In 2003, the company’s third and fourth largest customers each accounted for 6% of total revenues and all other customers individually accounted for less than 5% of total consolidated revenues for the year. In 2004 and 2002, all customers, other than the top two, individually amounted to less than 5% of total consolidated revenues for the year.

The company purchases network services from a number of suppliers worldwide. Their major provider, AT&T Corporation, supplied services valued at $6.9 million, $9.7 million, and $8.3 million in 2004, 2003 and 2002 respectively.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Shared-Based Payment” (“SFAS 123R), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” (SFAS 123”) and supersedes APB Opinion N0. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition. The Company is required to adopt SFAS 123R in 2006. Under SFAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive method would record compensation expense for all unvested stock options beginning with the first period restated. The Company is evaluating the requirements of SFAS 123R, has not yet determined the method of adoption, and has not determined what impact the adoption of SFAS 123R will have on its consolidated results of operations and earnings per share. It has not determined whether adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.

ACT Teleconferencing, Inc.

Notes to Consolidated Financial Statements – (Continued)

Recent Accounting Pronouncements (Continued)

The FASB issued SFAS 153, Exchanges of Nonmonetary Assets, which changes the guidance in APB Opinion 29, Accounting for Nonmonetary Transactions. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective during fiscal years beginning after June 15, 2005. The Company does not believe the adoption of SFAS 153 will have a material impact on the Company’s financial statements.

2. Restructuring and Other Charges

In the fourth quarter of 2004 the company recorded $1.8 million in reorganization costs. The reorganization costs consist of $.8 million of severance cost that will be paid out over twelve months beginning in January, 2005, and $1.0 million of noncash charges to operations for a loss on the disposal of fixed assets.

In the fourth quarter of 2004, the company also recorded $1.1 million of noncash costs to operations due to asset value reductions related to asset disposal, obsolescence, or a change in the estimated useful life of the asset.

ACT Teleconferencing, Inc.

Notes to Consolidated Financial Statements – (Continued)

3. Long and Short Term Debt

The following debt instruments are owed by ACT Teleconferencing, Inc., unless otherwise noted.

	December 31,
	2004	2003
	($ in thousands)
Senior Debt:
ACT Teleconferencing Services, Inc., a United States subsidiary, has a bank line of credit collateralized by its tangible and intangible assets. The line of credit carries an interest rate of prime plus 1.5% (5.25% at December 31, 2004) per annum with a borrowing base restricted to qualified accounts receivable up to $3.5 million. The line of credit expires on November 12, 2005. The company is in default of the minimum net worth covenant for this loan, a forbearance has been received through June 30, 2005.	$2,994	$—
ACT Teleconferencing Services, Inc., bank line of credit collateralized by its tangible and intangible assets. The line of credit carries an interest rate of prime plus 1.25% per annum with a borrowing base restricted to qualified accounts receivable up to $2.0 million. This note is paid in full.	—	2,000
Note payable to equipment vendor bearing interest at 7% per annum. Term is 60 months with a maturity date of November 25, 2007. The company is in violation of cross –default covenant provisions of this note at December 31, 2004. Waivers have not been received. This note is collateralized by telecommunications equipment.	819	1,056
ACT Teleconferencing Limited., a UK subsidiary, has a revolving bank line of credit which carries an interest rate of prime plus 2%. It is collateralized by qualified accounts receivable and continues month-to-month until ended by either party.	384	659
Notes payable and revolving lines of credit, through vendors and various banks, collateralized by accounts receivable and equipment at interest rates ranging from 5.9% to 9.8%. Amounts are due between January and October 2005.	159	474
$1.8 million line of credit to equipment vendor bearing interest at 6% per annum. Payments are due in monthly installments calculated on 8% of principal balance plus interest. This note is collateralized by telecommunications equipment.	168	285
Term note due to a bank, in monthly installments, by ACT Teleconferencing, Inc at an interest rate of 7% per annum. This note is paid in full.	—	1,528

Subordinated Debt:

Subordinated note payable for $7.3 million bearing interest at 12% and recorded net of $847 of the unaccreted warrant value of 2.3 million warrants issued in conjunction therewith and secured by a second lien on the Company’s US tangible and intangible assets and is subordinated to the bank. (Total current loan pay off is $8.3 million). The scheduled due date of this note is April 30, 2006. Monthly interest only payments are required. Also included in this balance is a noninterest bearing royalty payment of $958. The company is in violation of debt service coverage, net worth and capital expenditures limit covenants. A forbearance through June 30, 2005 with a potential extension through August 31, 2005 has been received.

	7,419	5,863
Notes payable to a related party for the acquisition of the 40% interest in ACT Teleconferencing Limited that was purchased during 2001. It is collateralized by the 40% interest purchased and is subordinated to the Company’s senior lenders. The amounts bear interest at 7%-11%. At December 31, 2004, the Company was in violation of intercompany transaction and cross default covenants on these notes. Waivers have not been received.	3,038	3,212
Subordinated promissory note payable due to the sellers of Proximity, Inc. It is collateralized by a second lien on the Company’s tangible and intangible assets and is subordinated to the Company’s senior lenders. The Company was in violation of cross default covenants of this note at December 31, 2004. Waivers have not been received.	500	750
Subordinated promissory note payable bearing an interest rate of 13.5% per annum. Principal is due on the maturity date of January 1, 2005. The note is collateralized by a second lien on Company assets, subordinated to the Company’s senior lenders. The Company was in violation of cross default covenants of this note at December 31, 2004. Waivers have not been received.	166	518
Uncollateralized promissory note payable due to the seller of the 1414c video conferencing assets. The note carried an annual interest rate of 10%. This note was paid in full in 2004.	—	621
Note payable, due on demand, by ACT Videoconferencing, Inc., a United States subsidiary, to an equipment vendor at an interest rate of 7%. This 1998 disputed note payable was a write-off in first quarter of 2004.	—	263

Subtotal	15,647	17,229
Less deferred interest cost	—	(16)

Subtotal	15,647	17,213
Less, current portion of long term debt	(15,576)	(7,012)

Long term debt	$71	$10,201

ACT Teleconferencing, Inc.

Notes to Consolidated Financial Statements – (Continued)

3. Long and Short Term Debt (Continued)

The aggregate minimum annual payments as of December 31, 2004 for long-term debt are as follows:

($ in Thousands)
2005	$15,576
2006	71
2007	—

$15,647

The company is currently in default on $14.9 million of the above debt due to violation of various covenants including minimum debt service coverage ratios, net worth ratios, and cross default provisions. As such all of the related debt has been classified as current. Our senior line of credit lender has provided a forbearance on their $3.0 million balance through June 30, 2005. Our senior subordinated debt lender has provided a forbearance on their $8.3 million balance ($7.4 million plus $0.9 million for the unaccreted value of warrants issued in conjunction with this loan.) through June 30, 2005 which will be extended through August 31, 2005 if, in the lenders’ reasonable discretion they are satisfied with the company’s progress in obtaining refinancing and with the company’s financial condition. The other subordinated lenders have agreed to subordinate their debt to that of the senior subordinated debt lender.

In 2003, a personal trust controlled by James F. Seifert, one of our directors, contributed $1.0 million to the senior subordinated debt financing. The trust purchased $1.0 million principal amount of the notes and 333,333 warrants. This balance is still outstanding at December 31, 2004.

4. Commitments—Operating and Capitalized Leases

Operating Leases

The Company leases office space and equipment under operating leases that expire at various dates through July, 2008. Total rent expense charged to operations was $3.8 million, $3.3 million and $3.2 million for the years ended December 31, 2004, 2003 and 2002, respectively.

Capitalized Leases

The Company leases telecommunication equipment and office equipment, including computers and furniture, under long-term leases classified as capital leases. For several of these leases, the Company has the option to purchase the equipment for a nominal cost at the termination of the lease.

The following property is pledged as collateral under capital leases ($ in Thousands):

	December 31,
	2004	2003
Telecommunications and office equipment, computers and furniture	$2,282	$5,178
Less accumulated depreciation	(1,325)	(1,802)

Net carrying value of equipment pledged	$957	$3,376

The Company incurred no capital lease obligations in 2004. In 2003, the Company incurred approximately $0.3 million in connection with capital lease agreements to acquire equipment. The terms of the capital leases range from three to five years. At December 31, 2004, $0.6 million of this balance was outstanding of which $0.5 million was classified as a current liability.

ACT Teleconferencing, Inc.

Notes to Consolidated Financial Statements – (Continued)

4. Commitments—Operating and Capitalized Leases (Continued)

The aggregate minimum annual commitments for operating and capital leases as of December 31, 2004 are as follows:

($ in thousands)	Operating Leases	Capital Leases
2005	$2,884	$497
2006	2,320	135
2007	1,388	—
2008	265	—
2009 and thereafter	—	—

Total minimum lease payments	$6,857	632

Less amounts representing interest		(52)

Present value of net minimum capital leases payments		580
Less capital lease obligations due within one year		(450)

Capital lease obligations due after one year		$130

5. Shareholders’ Equity

Preferred Stock

The Company’s Articles of Incorporation, authorize the issuance of up to 1,797,500 shares of non-voting preferred stock, no par value, with rights, preferences, and privileges as determined by the Board of Directors. Although shareholder approval is not required in order for the Board to issue these undesignated shares of preferred stock, applicable stock exchange restrictions require shareholder approval in order for the Company to issue shares of preferred stock convertible into more than 20% of the Company’s outstanding common stock.

In addition, the Company’s can issue of up to 2,000 shares of Series A preferred stock, up to 200,000 shares of Series B preferred stock, and up to 500 shares of Series C preferred stock. On October 19, 1999, the Company issued 2,000 shares of Series A preferred stock to one investor, which were liquidated on October 11, 2001. Series A stock has no par value, is non-voting, and is senior to Series B and C preferred stock.

On December 10, 1999, the Company created Series B Junior Participating Preferred Shares in connection with its shareholder rights plan, and increased the authorized number of shares Series B preferred to 200,000 on July 27, 2004. Each share of Series B preferred stock is entitled to receive a dividend when declared by the Board of Directors out of funds legally available, payable at the rate of $1.00 per share. Series B preferred stock has priority in payment of dividends and distributions on dissolution of the Company, which is senior to holders of common stock, but junior to creditors and to holders of Series A preferred stock. No shares of Series B preferred stock have been issued.

On May 17, 2002, the Company issued 500 shares of 6.5% Series C Convertible Preferred Stock. Series C preferred stock was convertible into shares of the Company’s common stock at a fixed price of $5.00 per share, and was subject to 15 mandatory monthly redemptions of approximately $333,000 commencing on August 17, 2002. The Company was permitted to make redemption payments in cash or by delivering shares of its common stock based on a 10% discount to market price of the stock at the time of the redemption payment. No shares of Series C preferred stock remain outstanding.

Common Stock

In January, 2004, the company issued 250,000 ten year warrants with an exercise price of $1.10 in conjunction with a debt restructuring.

During January, 2004, it also issued 2.1 million shares of common stock at $1.05 per share in a private placement financing. This issuance triggered an antidilution clause related to warrants granted in connection with the 2002 preferred stock issuance. The exercise price was decreased from $2.50 to $1.05 per share. All previous warrants were cancelled and 435,009 of new warrants exerciseable at $1.05 were issued. An additional 659, 681 warrants with an exercise price of $4.01 per share were also issued under the terms of this warrant agreement.

In February, 2004, the Company sold 1.5 million shares at a purchase price of $2.20 per share in a private placement with an institutional investor. The transaction also included the issuance of 340,000 three-year warrants at an exercise price of $2.20 per share. Antidilution provisions in these warrants later resulted in an increase to 389,583 warrants with a reduced exercise price of $1.92 per share. 210,000 5 year warrants with an exercise price of $1.05 per share were issued to an agent for this placement.

In September, 2004, the Company sold 1.7 million shares at a purchase price of $1.10 per share in a private placement. The transaction included the issuance of 336,178 warrants with an exercise price of $1.50 per share and 161,366 warrants with an exercise price of $1.10 per share.

The above 2004 stock issuances triggered an antidilution clause related to warrants granted in 1999. The exercise price of these warrants decreased from $4.88 to $3.78 and the number of related warrants increased by 153,851.

ACT Teleconferencing, Inc.

Notes to Consolidated Financial Statements – (Continued)

5. Shareholders’ Equity (Continued)

Warrants

The following table summarizes the various warrants outstanding on December 31, 2004.

Purpose	Number Outstanding	Issue Date	Expiration Date	Exercise Price
Subordinated debt financing	200,825	March 1998	April 2007	1.78
Subordinated debt financing	27,585	April 2002	April 2007	1.78
Agent fees	10,000	April 2001	April 2005	7.00
Underwriter	80,000	May 2000	May 2005	6.60
Institutional private placement	46,000	May 2000	May 2005	6.05
Equity placement	37,956	February 1999	February, 2006	3.50
Preferred stock issuance	682,538	October 1999	October 2006	3.78
Agent fees for preferred stock	50,000	May 2002	May 2007	5.00
Preferred stock issuance	435,009	May 2002	May 2007	1.05
Preferred stock issuance	659,681	May 2004	November 2009	4.01
Subordinated debt financing	2,333,334	May 2003	May 2010	2.50
Legal settlement	300,000	September 2003	September 2008	2.50
Subordinate debt refinancing	250,000	January 2004	January 2014	1.10
Institutional private placement	389,583	February 2004	February 2007	1.92
Agent fees	210,000	March 2004	March 2009	1.05
Institutional private placement	336,178	September 2004	September 2009	1.50
Agent fees	161,366	September 2004	September 2009	1.10
	6,210,055		Weighted Average Exercise Price	$2.55

All warrants are also subject to customary anti-dilution provisions and to adjustment in the event of stock splits, stock dividends, consolidations, and the like. Holders of shares issued upon the exercise of these warrants have piggy-back rights to registration and certain investors have demand registration rights.

The Company accounts for warrants issued for consulting services and in conjunction with debt instruments by determining the fair value of the warrant and amortizing the expense over the consulting period or the maturity term of the debt. Warrants issued in association with equity instruments are not valued as the valuation would have no financial effect on the Company. In certain instances involving significant issuances, the Company has determined valuations of the fair value of warrants using accredited valuation specialists.

ACT Teleconferencing, Inc.

Notes to Consolidated Financial Statements – (Continued)

6. Stock Option Plan

The Company’s various Stock Option Plans, as approved and amended by shareholders, authorize the grant of options to officers, key employees, and consultants for up to 3,100,000 shares of the Company’s common stock. This number includes 1,500,000 shares under the 2004 equity incentive plan approved by shareholders on May 20, 2004. Prior year options granted under all plans generally have 10-year terms and vest 25% each year following the date of grant. Of the options granted in 2004, 124,301 vested immediately, 250,000 vest in one year, 398,000 vest 25% each year following the date of grant, and 200,000 vest 10% each year following the date of the grant.

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

A summary of the Company’s stock option activity, and related information for the years ended December 31 follows:

	2004		2003		2002
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding-beginning of year	1,445,161	$4.31	1,349,807	$4.39	936,691	$5.21
Granted	1,035,884	2.02	355,000	1.04	495,696	2.42
Exercised	(61,516)	1.27	(31,649)	1.49	(25,585)	1.75
Forfeited	(63,961)	3.40	(227,997)	4.76	(56,995)	5.21

Outstanding-end of year	2,355,568	$2.90	1,445,161	$3.44	1,349,807	$4.25

Exercisable at end of year	1,271,872	$3.52	841,836	$4.31	833,627	$4.39

Weighted average fair value of options at date of grant	$1.72		$1.04		$1.56

The following table summarizes our stock options outstanding at December 31, 2004:

Exercise Price Range	Shares	Weighted-Average remaining contractual life	Weighted- Average exercise price
$1.00-$1.50	826,599	8.84 years	$1.26
$1.60-$2.50	622,656	8.88 years	$2.39
$2.75-$3.03	329,497	5.79 years	$2.91
$4.00-$5.00	295,595	5.90 years	$4.81
$5.25-$6.50	164,275	4.33 years	$5.76
$7.00-$9.00	116,946	4.04 years	$8.38

Total	2,355,568

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

ACT Teleconferencing, Inc.

Notes to Consolidated Financial Statements – (Continued)

7. Income Taxes

Income tax expense and the related current and deferred tax liabilities for all periods presented relate primarily to the Company’s U.K. and Canadian operations.

For financial reporting purposes, income (loss) before income taxes includes the following components ($ in 000’s):

	2004	2003	2002
Pretax income (loss):
United States	$(7,406)	$(7,679)	$(5,540)
Foreign	(13,670)	(472)	(1,983)

	$(21,076)	$(8,151)	$(7,523)

The provision for income taxes for the years ended December 31, is comprised of the following ($ in 000’s):

	2004	2003	2002
Current	$351	$193	$163
Deferred	(263)	149	(38)

	$88	$342	$125

The reconciliation of income tax attributable to continuing operations computed at the U.S. federal statutory tax rates to actual income tax expense is ($ in 000’s):

	2004	2003	2002
Expected rate at 35%	$(7,379)	$(2,806)	$(2,631)
State Taxes	(150)	—	—
Effect of permanent difference
Goodwill amortization/writedown	—	—	700
Foreign dividends	384	—	—
Other	51	395	63
Utilization of net operating losses	—	(237)	(22)
Foreign Taxes	427	(206)	(43)
Valuation allowance	6,778	2,291	2,058
Other	(23)	905	—

	$88	$342	$125

ACT Teleconferencing, Inc.

Notes to Consolidated Financial Statements – (Continued)

7. Income Taxes (Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax liabilities and assets as of December 31 are as follows ($ in 000’s):

	2004	2003	2002
Deferred Tax Liabilities-Domestic
Tax depreciation in excess of book depreciation	$(2,263)	$(922)	$(847)
Other	—	(965)	(146)

	(2,263)	(1,887)	(993)

Deferred Tax Assets-Domestic
Net operating loss carry-forward	7,746	5,988	2,237
Goodwill Impairment	1,224	—	—
Deferred Income	8	640	1,308
Foreign currency translation	374	18	—
Reserves for doubtful accounts	83	152	149
Other	41	—	—

	9,476	6,798	3,694
Valuation allowance for deferred tax assets	(7,213)	(4,911)	(2,701)

Net deferred tax-Domestic	$—	$—	$—

Deferred Tax Liabilities-International
Tax depreciation in excess of book depreciation	$(248)	$(511)	$(378)
Deferred Tax Assets-International
Net operating loss carry-forward	3,349	1,901	1,980
Goodwill Impairment	3,189	—	—
Valuation allowance for deferred tax assets	(6,537)	(1,901)	(1,980)

Net deferred tax liability-International	$(248)	$(511)	$(378)

Taxes of $289,000, $800,000 and $705,000 were paid during 2004, 2003, and 2002 respectively. The domestic and international net operating loss carry forwards of approximately $20.8 million and $10.7 million, respectively, will expire from the year 2010 through 2024. The Company has not provided for any taxes on undistributed foreign earnings as the Company intends to permanently reinvest these earnings in the future growth of the business and there are no unremitted, cumulative foreign earnings.

Under the Internal Revenue Code, the utilization of net operating losses are likely to be limited if there is a significant ownership change.

8. Related Party Transactions

On January 6, 2003, the company entered into a 120 day promissory note agreement for $500,000 at 12% with one of its directors. This note was repaid with the proceeds from a $7.3 million subordinated debt financing of which $1.0 million was provided by a trust managed for the beneficiaries of the Director.

ACT Teleconferencing, Inc.

Notes to Consolidated Financial Statements – (Continued)

9. Business Segment Analysis

The Company offers a broad range of audio, video, and other teleconferencing services to corporate business clients and institutions, and these services are considered one line of business as they are integrated.

The Company’s decisions on resource allocation and performance assessment are primarily based on the market potential of each regional operating location. Each of the locations offers the same products and services, has similar customers and equipment, and is managed directly by the Company’s executives, allowing all locations to be aggregated under the guidelines of FASB Statement No. 131 resulting in one reportable line of business to the extent that services are separately identifiable

The following summary provides financial data for the Company’s operating segments:

For the year ended December 31, 2004:

	Audio	Video	Subtotal	Corporate	Total
	(in thousands)
Net Revenues	$39,123	$14,417	$53,540	$—	$53,540
Loss before tax	(7,651)	(10,553)	(18,204)	(2,872)	(21,076)
Depreciation and amortization	3,666	1,001	4,667	882	5,549
Total assets	$23,007	$13,229	$36,236	$2,282	$38,518

For the year ended December 31, 2003:

	(in thousands)
Net Revenues	$37,189	$18,562	$55,751	$—	$55,751
Loss before tax	(993)	(505)	(1,498)	(6,653)	(8,151)
Depreciation and amortization	3,397	1,052	4,449	972	5,421
Total assets	$33,719	$18,001	$51,720	$2,903	$54,623

For the year ended December 31, 2002:

	(in thousands)
Net Revenues	$35,903	$17,969	$53,872	$—	$53,872
Loss before tax	(1,698)	(3,123)	(4,821)	(2,702)	(7,523)
Depreciation and amortization	3,224	1,140	4,364	428	4,792
Total assets	$36,790	$18,343	$55,133	$4,327	$59,460

ACT Teleconferencing, Inc.

Notes to Consolidated Financial Statements – (Continued)

9. Business Segment Analysis (Continued)

The following summary provides financial data for significant geographic markets in which the Company operates:

For the year ended December 31, 2004:

	North America	Europe	Asia Pacific	Total
	(in thousands)
Net Revenues	$32,165	$15,096	$6,279	$53,540
Long-Lived Assets	14,930	7,581	2,841	23,352

For the year ended December 31, 2003:

Net Revenues	$32,479	$17,880	$5,392	$55,751
Long-Lived Assets	20,501	15,120	4,705	40,326

For the year ended December 31, 2002:

Net Revenues	$33,080	$16,901	$3,891	$53,872
Long-Lived Assets	23,164	10,690	3,364	37,218

In 2004, the United States comprises approximately 85% of the North American total revenue, the United Kingdom comprises approximately 86% of the European total revenue, and Australia comprises approximately 78% of the Asia Pacific total revenue.

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

11. Defined Contribution Plan

The Company has a defined contribution 401(k) plan for its United States employees, which allows eligible employees to contribute a percentage of their compensation and provides for certain discretionary employer matching contributions. In 2004 and 2002, the Company made no plan contributions. In 2003, the Company matched employee contributions with 56,266 shares of stock valued at $56 thousand.

ACT Teleconferencing, Inc.

Notes to Consolidated Financial Statements – (Continued)

12. Employee Stock Purchase Plan

The Company’s employee stock purchase plan became effective July 1, 1998. The plan has been structured within the meaning of Section 423(b) of the Internal Revenue Code of 1986. A maximum of 500,000 shares of common stock are available for sale to employees under the plan. The purchase price of each share of common stock is the lesser of 85% of the fair market value of such share on the opening day of the six month purchase period, or 85% of the fair market value of such share on the closing day of the purchase period. Currently approximately 30 employees have elected to participate in the plan. Through December 31, 2004, employees had purchased 312,387 shares of common stock under the plan.

13. Legal Proceedings

The Company is engaged from time to time in minor legal proceedings such as debt collection and employee dispute and arbitration. These are in the normal course of business and are not considered material to the business.

ACT Teleconferencing, Inc.

Notes to Consolidated Financial Statements – (Continued)

14. Quarterly Results of Operations

The following is a summary of the quarterly results of operations for the years ended December 31, 2004, 2003 and 2002:

($ in 000’s except per share amounts)	March 31	June 30	September 30	December 31
Year ended December 31, 2004
Net revenues	$13,996	$13,601	$12,686	$13,257
Gross profit	5,514	4,959	4,867	4,887
Goodwill Impairment	—	—	—	13,600
Impairment of long-lived tangible assets	—	—	—	1,761
Restructuring costs	—	—	—	1,081
Operating income/(loss )	87	(1,045)	(239)	(17,237)
Net loss	(402)	(1,929)	(789)	(18,044)
Preferred Stock Dividend	—	—	—	—
Net loss available to common shareholders	(402)	(1,929)	(789)	(18,044)
Weighted average number of shares outstanding
Basic and diluted	13,440	14,835	15,256	16,639
Net loss per share—basic and diluted	(0.03)	(0.13)	(0.05)	(1.08)
Year ended December 31, 2003
Net revenues	$14,908	$15,266	$12,120	$13,457
Gross profit	5,051	6,317	3,269	5,152
Operating income/(loss )	(476)	93	(3,533)	(662)
Net loss	(818)	(558)	(4,457)	(2,660)
Preferred Stock Dividend	228	212	196	90
Net loss available to common shareholders	(1,046)	(770)	(4,653)	(2,750)
Weighted average number of shares outstanding
Basic and diluted	9,480	10,202	10,339	10,840
Net loss per share—basic and diluted	(0.11)	(0.08)	(0.45)	(0.26)
Year ended December 31, 2002
Net revenues	$12,770	$12,960	$13,445	$14,698
Gross profit	4,425	4,483	4,277	5,291
Operating loss	(1,075)	(1,275)	(1,345)	(2,356)
Net loss	(1,541)	(1,731)	(1,589)	(2,786)
Preferred Stock Dividend	—	130	261	246
Net loss available to common shareholders	(1,541)	(1,862)	(1,850)	(3,032)
Weighted average number of shares outstanding
Basic and diluted	8,978	8,932	8,946	8,953
Net loss per share—basic and diluted	(0.17)	(0.21)	(0.21)	(0.34)

ACT Teleconferencing, Inc.

Notes to Consolidated Financial Statements – (Continued)

15. Acquisitions

On January 2, 2002, the Company acquired Proximity, Inc., one of the world’s largest providers of room-based videoconferencing services, for 350,000 restricted shares of the Company’s common stock valued at $2,737,000 net of $74,000 of issuance fees, notes payable of $750,000, and cash of $500,000 for a total of approximately $3,987,000. In addition, the Company acquired net assets of $350,000 including $93,000 of cash. The Company also paid $204,000 of closing costs. In addition, 150,000 shares of the Company’s common stock were placed into escrow to be deliverable to certain of Proximity’s shareholders upon satisfaction of certain earnout provisions.

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

Schedule I – Condensed Financial Information of Registrant

ACT Teleconferencing, Inc.

Condensed Balance Sheets

December 31, 2004 and 2003

($ in 000s)	2004	2003
Assets
Current assets	$654	$296
Equipment and software (net of accumulated depreciation of $3,589 and $2,874)	1,126	1,791
Other long term assets	502	815
Investment in and advances to subsidiaries	23,973	37,078

Total assets	26,255	39,980

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$1,327	$1,023
Current portion of debt	12,049	5,882

Total current liabilities	13,376	6,905
Long-term debt	62	10,965
Convertible preferred stock	—	—
Shareholders’ equity:
Common stock, no par value; 50,000,000 shares authorized, 16,661,562 and 11,022,043 shares issued and 16,572,162 and 10,932,643 outstanding in 2004 and 2003, respectively	51,049	43,310
Treasury stock at cost (89,400 shares)	(241)	(241)
Accumulated deficit	(42,836)	(21,671)
Accumulated other comprehensive income	4,845	712

Total shareholders’ equity	12,817	22,110

Total liabilities and shareholder’s equity	$26,255	$39,980

See accompanying notes to condensed financial statements.

Schedule I – Condensed Financial Information of Registrant

ACT Teleconferencing, Inc.

Condensed Statement of Operations

For the years ended December 31, 2004, 2003, and 2002

($ In 000’s)	2004	2003	2002
Equity in undistributed (losses) earnings of subsidiaries	$(12,935)	$677	$(2,820)
Selling, general and administration expense	(5,234)	(6,081)	(3,900)
Interest expense, net	(2,524)	(2,629)	(928)
Foreign currency loss	(471)	(460)	—

Net (loss)	(21,164)	(8,493)	(7,648)
Preferred stock dividends	—	(726)	(637)

Net (loss) available to common shareholders	$(21,164)	$(9,219)	$(8,285)

See accompanying notes to condensed financial statements.

Schedule I – Condensed Financial Information of Registrant

ACT Teleconferencing, Inc.

Condensed Statements of Cash Flows

For the years ended December 31, 2004, 2003, and 2002

($ In 000s)	2004	2003	2002
Operating activities
Net income (loss)	$(21,164)	$(8,493)	$(7,648)
Adjustments to reconcile net income (loss) to net cash used for operating activities:
Equity in undistributed loss (earnings) of subsidiaries	12,935	677	(2,820)
Dividends received from subsidiary	1,125	943	—
Depreciation & equipment transfers	887	1,960	1,423
Shares issued for services	560	659	111
Amortization of debt costs	1,047	447	204
Foreign exchange loss	471	460
Changes in operating assets and liabilities, net of effects of business combinations:
Current assets	(290)	244	(315)
Other assets	20	(744)	224
Accounts payable and accrued liabilities	305	1,371	(231)

Net cash used for operating activities	(4,104)	(2,476)	(9,052)
Investing activities
Equipment purchases	(222)	(151)	(3,430)
Cash held in escrow	—	—	1,356
Investment in and advances from (to) subsidiaries	2,947	(770)	5,196
Cash paid for acquisitions net of cash acquired	—	—	(611)

Net cash provided by (used for) investing activities	2,725	(921)	2,511
Financing activities
Net proceeds from issuance of debt	245	6,307	5,556
Net repayments of debt	(5,977)	(3,779)	(4,253)
Net proceeds from the issuance of common stock	7,042	466	223
Purchase of treasury stock	—	(5)	(199)
Net proceeds from issuance of preferred stock	—	—	4,600
Repayment of preferred stock dividend and principal	—	(1,708)	(1,850)
Net proceeds from the issuance of warrants in association with debt	137	2,098	—

Net cash provided by financing activities	1,447	3,379	4,077

Net increase (decrease) in cash and cash equivalents	68	(18)	(2,464)
Cash and cash equivalents beginning of year	187	205	2,669

Cash and cash equivalents end of year	$255	$187	$205

See accompanying notes to condensed financial statements

Schedule I – Condensed Financial Information of Registrant

ACT Teleconferencing, Inc.

Notes to Condensed Financial Statements

December 31, 2004 and 2003

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

Debt and Guarantees

Information on the debt of the Company is disclosed in Note 2 of the Notes to Consolidated Financial Statements of ACT Teleconferencing, Inc. included elsewhere herein. A United Kingdom subsidiary of the Company has guaranteed debt of $4.0 million that is due in December, 2005. The Company’s ability to transfer assets, in the form of a dividend, loan, or advance, from this subsidiary is restricted under the loan agreement. Approximately $13 million of the consolidated subsidiary net assets, at December 31, 2004, are restricted

Schedule II—Valuation Of Qualifying Accounts

ACT Teleconferencing, Inc.

Allowance for Doubtful Accounts Receivable

	Balance at Beginning Of Period	Additions/ Charges to Costs and Expenses	Deductions	Balance at End of Period
For the year ended December 31, 2004:
Allowance for doubtful accounts receivable	$652	21	(260)	413

For the year ended December 31, 2003:
Allowance for doubtful accounts receivable	$1,029	368	(745)	652

For the year ended December 31, 2002:
Allowance for doubtful accounts receivable	$591	$853	$(415)	$1,029

Index to Exhibits

All exhibits are filed electronically or incorporated by reference.

Number		Description
2.1(1)		Share purchase agreement dated January 17, 2001 by and between ACT Teleconferencing, Inc. and David L. Holden & others.

2.2(2)		Asset Purchase Agreement by and between ACT Teleconferencing, Inc., ACT Videoconferencing, Inc. and PictureTel Corporation dated as of October 4, 2001.

2.3(3)		Agreement and Plan of Merger dated as of December 21, 2001, by and among ACT Teleconferencing, Inc., ACT Proximity, Inc., Proximity, Inc., Robert C. Kaphan, Richard Parlato, and North Atlantic Venture Fund II, L.P.

3.1(4)		Restated articles of incorporation of ACT Teleconferencing, Inc., dated April 15, 1996, as amended October 18, 1999, and November 26, 2001

3.1.1(5)		Certificate of Designations, Preferences and Rights of Series B Junior Participating Preferred Shares, filed December 2, 1999

3.1.2(6)		Certificates of Designations, Preferences, and rights of Series C Preferred Stock, filed May 17, 2002

3.1.3(22)		Articles of Amendment to Certificate of Designations, Preferences and Rights of Series B Junior Participating Preferred Shares, filed February 6, 2004 (previously filed)

3.2(7)		Bylaws of ACT, amended and restated as of May 22, 2001

4.1(8)		Form of specimen certificate for common stock of ACT

10.1(8)	**	Stock option plan of 1991, as amended, authorizing 400,000 shares of common stock for issuance under the plan

10.2(8)	**	Form of stock option agreement

10.3(9)		Form of representatives’ warrant dated June 9, 2000

10.10(8)	**	Split dollar insurance agreement dated March 1, 1990, between ACT and Gerald D. Van Eeckhout

10.11(1)	**	Variation of D Holden’s Service Agreement, dated January 17, 2001 by and between ACT Teleconferencing Limited and David Holden

10.13(1)		Instrument constituting £1,172,000 convertible secured A loan notes and £2,980,000 convertible secured B loan notes by and between ACT Teleconferencing, Inc. and David L. Holden & others

10.19(10)	**	Stock option plan of 1996, as amended

10.20(4)	**	Employee stock purchase plan of 1998, as amended

10.22(11)		Loan and security agreement dated March 31, 1998 and form of stock purchase warrant with Sirrom Capital Corporation and Equitas L.P.

10.27(12)		Agreement for Videoconferencing Equipment and Services among ACT Videoconferencing, Inc. and the GTE Telephone Operating Companies named therein, dated October 1, 1998

10.28(4)	**	Stock option plan of 2000, as amended

10.29(4)		Service order attachment signed March 15, 2001, between ACT Teleconferencing Services, Inc. and AT&T Corporation for the supply of domestic voice/data services

10.31(2)		Note in the original principal amount of $2.25 Million with ACT Teleconferencing, Inc. as maker and PictureTel Corporation as holder

10.33(2)		Amended and Restated Warrant dated October 11, 2001 between ACT Teleconferencing, Inc. and GMN Investors II, L.P.

10.36(13)		Promissory Note from Gerald Van Eeckhout in favor of ACT Teleconferencing, Inc. dated July 25, 2001

10.37(13)		Security Agreement between Gerald Van Eeckhout and ACT Teleconferencing, Inc. dated July 25, 2001

10.42(14)		Videoconference Services Agreement between ACT Videoconferencing and Bristol Meyers Squibb Company*

10.46(15)	**	2002 Performance Incentive Plan

10.51(17)		Note Agreement for Senior Secured Subordinated Notes and Warrant to Purchase Common Stock among ACT Teleconferencing, Inc. and certain of its subsidiaries, and the investors named therein, dated May 12, 2003

10.52(18)		First Amendment, Consent and Waiver among ACT Teleconferencing, Inc. and certain of its subsidiaries, and the investors named therein, effective as of May 12, 2003

10.53(18)		Second Amendment, Consent and Waiver among ACT Teleconferencing, Inc. and certain of its subsidiaries, and the investors named therein, effective as of August 14, 2003

10.54(18)		Third Amendment among ACT Teleconferencing, Inc. and certain of its subsidiaries, and the investors named therein, dated October 23, 2003

10.55(18)		Fourth Amendment, Consent, Waiver and Forbearance Agreement among ACT Teleconferencing, Inc., certain subsidiaries thereof, and the investors named therein, effective as of January 8, 2004

10.56(19)		Form of Warrant Agreement by and between ACT Teleconferencing, Inc. and CapEx, L.P. dated October 15, 2003

10.58(20)		Securities Purchase Agreement by and among ACT Teleconferencing, Inc. and certain preferred stock purchasers, dated May 17, 2002

10.59(20)		Registration Rights Agreement by and among ACT Teleconferencing, Inc. and certain preferred stock purchasers, dated May 17, 2002

10.60(18)		Form of Stock Purchase Agreement of January 8, 2004 with Barron Partners, L.P.

10.61(18)		Form of Registration Rights Agreement of January 8, 2004 with Barron Partners, L.P.

10.62(21)		Stock Purchase Agreement dated February 18, 2004 with Fuller and Thaler Behavioral Finance Fund, Ltd.

10.63(21)		Stock Purchase Warrant dated February 18, 2004 with Fuller and Thaler Behavioral Finance Fund, Ltd.

10.66(23)	**	Amended and Restated Employment Agreement between Gene Warren and ACT Teleconferencing, Inc., dated May 1, 2003 (previously filed)

10.67(24)		Loan and Security Agreement with Silicon Valley Bank of November 19, 2004.

10.68(25)		Stock and Warrant Purchase Agreement among ACT Teleconferencing, Inc., Casimir Capital, and investors as of September 2004

10.69(26)		Terms and Conditions for Purchase of Shares and Warrants between ACT Teleconferencing, Inc. as of September 2004

10.70(27)		Form of Stock Purchase Warrant between ACT Teleconferencing and Investors as of September 2004.

10.71(28)		Ninth Waiver, Amendment and forebearance Agreement among ACT Teleconferencing, Inc. certain subsidiaries, and the investors named in the document as of November 19, 2004.

10.72		Forebearance agreement among ACT Teleconferencing Inc., certain subsidiaries, and Silicon Valley Bank as of April 12, 2005 (filed herewith)

23.1		Consent of Hein & Associates LLP (filed herewith)

23.2		Consent of Ernst & Young LLP (filed herewith)

31.1		Rule 13a-14(a) certification of Chief Executive Officer (filed herewith)

31.2		Rule 13a-14(a) certification of Chief Financial Officer/principal financial officer (filed herewith)

32.1		Section 1350 certification of Chief Executive Officer (filed herewith)

32.2		Section 1350 certification of Chief Financial Officer/principal financial officer (filed herewith)

**	Management contract or compensatory arrangement.
(1)	Incorporated by reference, attached as an exhibit to our report on Form 8-K filed with the Securities and Exchange Commission on January 31, 2001, File No. 0-27560.
(2)	Incorporated by reference, attached as an exhibit to our report on Form 8-K filed with the Securities and Exchange Commission on October 18, 2001, File No. 0-27560.
(3)	Incorporated by reference, attached as exhibit 10.1 to our report on Form 8-K filed with the Securities and Exchange Commission on January 16, 2002, File No. 0-27560.
(4)	Incorporated by reference, attached as an exhibit to our registration statement on Form S-1, filed with the Securities and Exchange Commission on December 3, 2001, File No. 333-744138.
(5)	Incorporated by reference, attached as Exhibit A to Exhibit 1 to our registration statement on Form 8A, filed with the Securities and Exchange Commission on December 7, 1999, File No. 0-27560.
(6)	Incorporated by reference, attached as an exhibit to our report on Form 8-K filed with the Securities and Exchange Commission on May 23, 2002, File No. 0-27560.
(7)	Incorporated by reference, attached as an exhibit to our Form 10-Q for the quarter ended June 30, 2001, filed with the Securities and Exchange Commission on August 21, 2001, File No. 0-27560.
(8)	Incorporated by reference, attached as an exhibit to our registration statement on Form SB-2, filed with the Securities and Exchange Commission on October 10, 1995, and amendments to our Form SB-2, File No. 33-97908-D.
(9)	Incorporated by reference, attached as Exhibit 1.3 to our registration statement on Form S-1, filed with the Securities and Exchange Commission on March 10, 2000, File No. 33-32156.
(10)	Incorporated by reference, attached as an exhibit to our schedule 14A Information filed with the Securities and Exchange Commission on April 30, 1997, File No. 0-27560, and amended and attached as exhibit 4.6 to our Form S-8, filed on July 2, 1998, File 333-58403.
(11)	Incorporated by reference, attached as Exhibit 10.22 to our Amendment No. 1 to Form 10-QSB for the quarter ended June 30, 1998, filed with the Securities and Exchange Commission on August 24, 1998 (originally filed under cover of Form SE on August 14, 1998) File 0-27560.
(12)	Incorporated by reference, attached as an exhibit to our Form 10-QSB for the quarter ending September 30, 1998, filed with the Securities and Exchange Commission on November 16, 1998, File 0-27560.
(13)	Incorporated by reference, attached as an exhibit to our annual report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2002, File No. 0-27560.

(14)	Incorporated by reference, attached as an exhibit to our report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2002, File No. 0-27560. Certain portions of the exhibit have been omitted pursuant to a request for confidential treatment and have been filed separately with the Securities and Exchange Commission.
(15)	Incorporated by reference, attached as an exhibit to our annual report on Form 10-K filed with the Securities and Exchange Commission on April 15, 2003, File No. 0-27560.
(16)	Incorporated by reference, attached as an exhibit to our amendment to annual report on Form 10-K/A filed with the Securities and Exchange Commission on April 30, 2003, File No. 0-27560.
(17)	Incorporated by reference, attached as an exhibit to our report on Form 8-K filed with the Securities and Exchange Commission on June 9, 2003, File No. 0-27560.
(18)	Incorporated by reference, attached as an exhibit to our registration statement on Form S-3 filed with the Securities and Exchange Commission on February 13, 2004, File No. 333-112822.
(19)	Incorporated by reference, attached as an exhibit to our registration statement on Form S-3 filed with the Securities and Exchange Commission on December 31, 2003, File No. 333-111657.
(20)	Incorporated by reference, attached as an exhibit to our report on Form 8-K filed with the Securities and Exchange Commission on May 23, 2002, File No. 0-27560.
(21)	Incorporated by reference, attached as an exhibit to amendment no. 1 to our registration statement on Form S-3/A filed with the Securities and Exchange Commission on March 15, 2004, File No. 333-112822.
(22)	Incorporated by reference, attached as an exhibit to our report on Form 10-K filed with the Securities and Exchange Commission on April 14, 2004, File No. 000-27560
(23)	Same as above
(24)	Incorporated by reference, attached as exhibit 10.1 to our report on Form 8-K filed with the Securities and Exchange Commission on November 19, 2004, File No. 000-27560
(25)	Incorporated by reference, attached as exhibit 99.1 to our report on Form 8K filed with the Securities and Exchange Commission on August 31, 2004, File No. 000-27560
(26)	Same as above but reference Exhibit 99.2
(27)	Same as above but reference Exhibit 99.3
(28)	Incorporated by reference, attached as Exhibit 10.2 to our report on Form 8-K filed with the Securities and Exchange Commission on November 19, 2004, File No. 000-27560