Form 10-K/A
period 2004-12-31
ACT TELECONFERENCING INC
filed 2005-05-02
CIK 918709

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

Registrant’s telephone number including area code: (303) 233-3500

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

The number of shares of the Company’s common stock outstanding as of April 19, 2005 is 16,661,562.

Documents incorporated by reference - None.

Explanatory note

The Annual Report on Form 10-K of ACT Teleconferencing, Inc. (the “Company”) filed with the Commission on April 15, 2005, incorporated Part III of Form 10-K by reference from the Registrant’s Proxy Statement for its 2005 Annual Meeting of Shareholders. The Proxy Statement will not be filed within 120 days of the Registrant’s year-end, therefore, the information required by Part III of Form 10-K for the year ended December 31, 2004 is included in this amendment.

PART III

Item 10: Directors and Executive Officers of the Registrant.

The following table contains the name, age and position of each director and each nominee for director of the company, as well as the officers of the company.

Name	Age	Position
Mack V. Traynor, III(1)(2)	46	Chairman of the Board, ACT Teleconferencing; President and Chief Executive Officer HEI, Inc.
James F. Seifert(2)	77	Chairman and Chief Executive Officer, James F. Seifert & Sons LLC, Retired 1998
Jules L. DeVigne(2)	65	Executive Vice President, Polycom
Lewis Jaffe(1)(2)	48	President and Chief Operating Officer, Verso
Malcolm M. Aslin(1)	57	President and Chief Executive Officer, Gold Banc Corporation
Gerald D. Van Eeckhout (2)(3)	64	Chairman Emeritus, ACT Teleconferencing
Ronald J. Bach(1)	71	Certified Public Accountant, Partner Deloitte & Touche, Retired 1991
Gene Warren	52	Chief Executive Officer & President
Edward J. Bernica	55	Chief Financial Officer
Mark K. Kelly	41	Vice President Technology and Chief Technology Officer
Kenneth J. Knopp	35	Vice President Operations
Paul Pearson	49	Vice President Sales & Marketing

(1)	Member of the Finance and Audit Committee.
(2)	Member of the Compensation Committee.
(3)	Gerald D. Van Eeckhout retired as our Chairman and Chief Executive Officer in December 2003.

Malcolm M. Aslin joined our board in August 2004. Mr. Aslin has served as president and chief executive officer of Gold Banc Corporation since March 2003, and had previously been president and chief operating officer of Gold Banc since February 1999. From October 1995 until February 1999, Mr. Aslin served as chairman of the board of Western National Bank and Unison Bancorporation, Inc., and chairman and managing director of CompuNet Engineering, L.L.C. Prior to that, Mr. Aslin spent more than 22 years in various positions with UMB Banks and United Missouri Financial Corporation, including president, chief operating officer and director of United Missouri Bancshares, Inc. and president and director of UMB’s Kansas City bank, United Missouri Bank of Kansas City, N.A. Mr. Aslin received his B.S. and M.B.A. degrees from the University of Missouri-Columbia.

Ronald J. Bach, a director since 1992, is a certified public accountant and was continuously employed by the firm of Deloitte and Touche from 1955 until his retirement in 1991, at which time he was partner in charge of its Bloomington, Minnesota office. He holds a BSBA from the University of Minnesota, and serves as a director of Hector Communications Corporation, an American Stock Exchange company primarily providing local telephone and cable television service. He is also a director of a number of privately held companies in which he has an ownership interest. The Board of Directors has determined that Mr. Bach is an audit committee financial expert as defined under SEC rules.

Jules L. DeVigne has been in the teleconferencing industry for 13 years, most recently as executive vice president of Polycom, Inc. He previously served from 1997 to 2001 as CEO of Accord Networks, a leading producer of multipoint control units for the conferencing industry, until Polycom acquired Accord in 2001. Prior to 1997, he served as vice president of worldwide sales for Video Server. Before entering the teleconferencing industry, he served in various worldwide and U.S. sales and marketing executive positions with Innovative Technologies, Netrix, Paradyne and IBM Corporation. Mr. DeVigne received his bachelor’s degree from Duke University.

Lewis Jaffe joined our board in August 2004. Since November 3, 2004, he has served as president and chief operating officer of Verso. From 2002 to November 2004, Mr. Jaffe ran Jaffe and Associates, a company he founded to advise equity/venture funds and mid-market enterprises. He served as interim president of Glowpoint, Inc. from April 2002 to August 2002, and as president and chief operating officer of PictureTel, Inc. from June 2000 until March 2002. Currently, he is on the board of another public company, Benihana Inc, as well as two private companies: Travizon Inc. and Pixion, Inc. Mr. Jaffe received his B.A. degree from LaSalle University in Philadelphia, Pennsylvania.

James F. Seifert, one of our directors since 1991, was chairman and chief executive officer of James F. Seifert & Sons LLC from 1993 until 1998, when he retired. Mr. Seifert was previously chairman and chief executive officer of Grafton Group, Inc., doing business as Seifert’s, a women’s apparel chain that operated up to 234 stores in the upper Midwest. Mr. Seifert received his B.S. degree in commerce from the University of North Dakota in 1950. He is a former president of the University of North Dakota Foundation.

Mack V. Traynor III, our Chairman, has been CEO and president of HEI, Inc, a Nasdaq-listed company specializing in the design and manufacture of ultra-miniature micro-electronic devices and products incorporating those devices, since March 2003, and a director of HEI since 1998. He also serves as president of Manitou Investments, a private investment and business management firm. Previously, Mr. Traynor served as president and chief executive officer of Supreme Companies, Inc., a privately held landscape and grounds maintenance company, from February 2002 to September 2003. Mr. Traynor also served as chief executive officer of Do The Good, Inc., a philanthropic software development company, from May 2001 until October 2001, and as chief financial officer of 10K Partners, Inc., a private investment company, from April 2000 until June 2000. Prior to that, Mr. Traynor served as president and chief executive officer of NeoNetworks, a privately held development stage company designing high-speed data communications equipment, from October 1998 to April 2000. Mr. Traynor has a bachelor’s degree from St. Olaf College and an M.B.A. from the University of Minnesota.

Gerald D. Van Eeckhout, one of our founders, retired as our chairman of the board and chief executive officer in December 2003. Prior to that, he had been our chief executive officer since 1989. From 1982 to 1989, Mr. Van Eeckhout was president, chief executive officer, and a director of ConferTech International, Inc., a teleconferencing services and manufacturing company, which was subsequently sold to Global Crossing and Polycom. Before 1982, he served seven years as chief financial and administrative officer of Medtronic, Inc., five years as chief financial and planning officer at Pillsbury International Division, and eight years as a certified public accountant with Deloitte and Touche in Minneapolis, Minnesota. He received a B.S. degree from the University of North Dakota in 1962, and completed the Stanford Executive Program in 1976. He has been a national director of the American Electronic Association and president of the University of North Dakota Foundation. He also has served as a professor of international finance and management at the University of Minnesota, University of Denver, and University of Shanghai.

Gene Warren (52) joined us as chief operating officer in August 1996, and was appointed as our chief executive officer in December 2003. Mr. Warren came to us with over 20 years of executive and technical experience in telecommunications. From 1993 to 1996, Mr. Warren served as senior vice president of business development, operations and technology at Global Access, a teleconferencing services company later acquired by Williams Communications and subsequently by Genesys Group. Prior to his employment by Global Access, he served as director of technical services for ConferTech International and senior director of technical support for MCI. Mr. Warren received a B.S. degree in physics and mathematics from Clark Atlanta University in 1975 and completed executive studies at the Stanford Executive Institute.

Edward Bernica (55) joined us as chief financial officer in September 2004. Mr. Bernica has more than 25 years of experience in finance, strategic planning and business operations. Most recently, Mr. Bernica acted as consultant for several companies regarding financial and operational matters with a focus on strategic planning, financial modeling and acquisitions. From 2001 to 2003, he was president, chief executive officer and a director of Energy West Inc., a Nasdaq-traded regulated public utility based in Great Falls, Montana. He previously served as chief financial officer of Energy West from 1994 to 2001, and as chief operating officer from 1999 to 2001. Mr. Bernica received his B.S. degree in electrical engineering from the University of Kansas, Lawrence, Kansas, and his M.B.A. from Creighton University, Omaha, Nebraska.

Mark K. Kelly (41) was appointed vice president of technology and chief technology officer on January 27, 2005. In this position, Mr. Kelly oversees the advancement of ACT’s worldwide technological leadership and assesses technical development for both internal systems and customer products. Mr. Kelly joined us in 1998, following our acquisition of

AMC Teleconferencing, a company Mr. Kelly founded and for which he served as vice president of engineering. Prior to AMC, he was a research and development manager for Northern Telecom’s audio bridging systems business for five years. He received a bachelor’s degree in physics from the University of Waterloo in Waterloo, Ontario.

Kenneth J. Knopp (35) was appointed vice president of operations on January 27, 2005 to oversee all worldwide operations. In 1996, Mr. Knopp joined us as a financial analyst. From 1997 to 2001, he was director of finance for our U.S. Division. He was promoted to general manager of the U.S. Division in 2001. In September 2004, Knopp was named managing director of U.S. Operations. He completed his B.S. degree in finance from the University of Wyoming and his M.B.A in international business from the University of Colorado.

Paul Pearson (49) joined us as vice president of sales in September 2004 and was appointed vice president of sales and marketing on January 27, 2005. Mr. Pearson brings over 27 years of sales management and business development experience in telecommunications and information technology. Prior to joining ACT, he was the national accounts market manager for Broadwing Communications in 2003 and vice president of sales and marketing of TecnoZone Enterprises LLC from 2002 to 2003. Mr. Pearson was the vice president for Metrocall, Inc. from 1998 to 2002. Additionally, he has held successful leadership and management positions with McDonnell Douglas, MCI and American Express in both domestic and international markets. He holds a bachelor’s degree in business and marketing from Iowa State University and has participated in advanced studies at Wharton.

Section 16(a) Beneficial Ownership Reporting Compliance

Based on a review of reports filed by our directors, executive officers and beneficial holders of 10% or more of our shares, and upon representations from those persons, all Securities and Exchange Commission stock ownership reports required to be filed by those reporting persons during 2004 were made timely, except that Malcolm Aslin’s Form 3 and one Form 4 reporting two transactions were filed late; two Forms 4 reporting three transactions by Ronald Bach were filed late; Edward Bernica’s Form 3 was filed late; one Form 4 reporting two transactions by Jules DeVigne was filed late; Lewis Jaffe’s Form 3 was filed late; one Form 4 reporting two transactions by James Seifert was filed late; one Form 4 reporting one transaction by Mack Traynor was filed late; two Forms 4 reporting four transactions by Gerald and Carolyn Van Eeckhout were filed late; three Forms 4 reporting four transactions by Gene Warren were filed late; and Fuller & Thaler Behavioral Finance Fund Ltd. filed its Form 3 late.

Code of Ethics

We have adopted a Corporate Code of Ethics and Business Conduct that applies to all of our employees, including our principal executive officer, principal financial officer, and principal accounting officer. The Corporate Code of Ethics and Business Conduct is available on the investor relations page of our web site at www.acttel.com. We intend to disclose on our web site any amendments to or waivers of the code applicable to our principal executive officer, principal financial officer, chief accounting officer, controller and treasurer and other persons performing similar functions within five business days following the date of such amendment or waiver.

Item 11. Executive Compensation.

The following table sets forth the compensation paid to our chief executive officer, our former chief financial officer and our two most highly compensated executive officers for the fiscal years ended December 31, 2004, December 31, 2003 and December 31, 2002. All amounts are in U.S. dollars.

	Annual Compensation			Long-term Compensation Awards
Name	Year	Salary	Bonus	Restricted Stock Awards ($)		Securities Underlying Options (#) (1)		All Other Compensation ($)
Gene Warren (Chief Executive Officer)	2004 2003 2002	286,654 189,635 217,980	175,000 322,584 224,130	— 59,176 9,176	(1) (1)	200,000 109,176 29,176	(2) (6)	6,500 290,393 14,514	(3) (3)(4)(5) (3)(5)

Gavin J. Thomson(8) (Former Chief Financial Officer)	2004 2003 2002	35,605 167,052 189,063	0 20,000 30,000	— 27,979 7,979	(1) (1)	— 37,979 27,979	(7) (6)	135,301 6,000 6,000	(3)(8) (3) (3)

Mark K. Kelly (VP Technology & Chief Technology Officer)	2004	119,148	2,567			40,758	(9)(10)	—

Kenneth J. Knopp (VP – Operations)	2004	124,131	31,815	—		41,196	(9)(11)	6,000	(3)

All options are for the purchase of common stock.

(1)	Stock grants made as part of the 2002 Performance Incentive Plan. During October 2002 through March 2004, employees participated in a program whereby they were granted stock in exchange for a salary reduction.
(2)	9,176 options were granted with an exercise price of $1.41 per share, 100% vesting and an expiration of October 1, 2012. The remaining 100,000 options were granted on January 15, 2003 at an exercise price of $1.00 per share, an expiration of January 15, 2013, and vesting of 50% per year.
(3)	Includes car allowances in the following amounts: Mr. Warren:2002—$6,000; 2003—$6,000; and 2004— $6,500 per year; Mr. Thomson: 2002—$6,000; 2003—$6,000; and 2004— $1,000 per year; and Mr. Knopp, $6,000 per ear.
(4)	Forgiveness of notes receivable in the amount of $275,581.
(5)	Includes a disability insurance premium payment of $8,812 in 2003 and $8,514 in 2002.
(6)	20,000 options granted on June 28, 2002 at an exercise price of $2.90 per share to each of Messrs. Warren & Thomson. These options expire ten years from the date of grant and vest at 25% per year. The remaining options reflected in the table were granted under the 2002 Performance Incentive Plan with an exercise price of $1.41, are 100% vested, and expire October 1, 2012.
(7)	7,979 options were granted under the 2002 Performance Incentive Plan and the remaining 30,000 options were granted on January 15, 2003 at an exercise price of $1.00 per share, expiration of January 15, 2013, and vesting of 50% per year.
(8)	Mr. Thomson resigned as our Chief Financial Officer on March 15, 2004 and $135,301 in severance pay under the terms of the severance agreement described below under “Key Agreements.”
(9)	On October 27, 2004, Mr. Kelly and Mr. Knopp were each granted 40,000 stock options vesting quarterly over four years of which 32,500 were priced at $1.50 and 7,500 were priced at $2.50, and expiring October 25, 2014.
(10)	On March 31, 2004, Mr. Kelly was granted 758 stock options priced at $1.41 immediately vesting and expiring on March 29, 2014 under the 2002 Performance Incentive Plan.
(11)	On March 31, 2004, Mr. Knopp was granted 1,196 stock options priced at $1.41 immediately vesting and expiring on March 29, 2014 under the 2002 Performance Incentive Plan.

Stock option grants

The table below summarizes options granted to the executives named in the table of annual compensation above during 2004.

Name	Number of Securities Underlying Options Granted	% of Total Options Granted	Exercise Price	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term (1)
					5%	10%
Gene Warren	200,000	20.0%	$2.40	5/20/14	$302,400	$763,200
	2,294	*	$1.41	3/29/14	$2,038	$5,143
Gavin J. Thomson	—	—	—	—	—	—
Mark K. Kelly	758	*	$1.41	3/29/14	$672	$1,699
	7,500	*	$1.50	10/27/14	$7,088	$17,888
	32,500	3.3%	$2.50	10/27/14	$51,188	$129,188
Kenneth J. Knopp	7,500	*	$1.50	10/27/14	$7,088	$17,888
	32,500	3.3%	$2.50	10/27/14	$51,188	$129,188
	1,196	*	$1.41	3/29/14	$1,062	$2,681

*	Less then 1% _
(1)	As required by Securities and Exchange Commission rules, the dollar amounts in the last two columns represent the hypothetical gain or “option spread” that would exist for the options based on assumed 5% and 10% annual compounded rates of appreciation in the price of our common stock over the full ten-year option term (resulting in 63% and 159% appreciation, respectively). These prescribed rates are not intended to forecast possible future appreciation, if any, of our common stock.

The table below summarizes options exercised during 2004, and indicates the value of unexercised options held by the named executives at fiscal year end at the closing share price of $1.32 per share on December 31, 2004 (last trading day of the year):

			Number of Securities underlying unexercised options at December 31, 2004		Value of Unexercised In-the-Money options at December 31, 2004
Name	Shares Acquired on Exercise	Value Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
Gene Warren	—	—	156,570	265,000	$50,000	$50,000
Gavin J. Thomson(1)	—	—	0	0	$0	$0
Mark K. Kelly	—	—	35,891	58,000	$3,750	$11,250
Kenneth J. Knopp	—	—	27,583	46,000	$0	$0

(1)	Mr. Thomson resigned as our Chief Financial Officer on March 15, 2004. All of his options expired March 15, 2005.

Insider Participation in Compensation Decisions

On May 12, 2003 we entered into an agreement with certain investors to issue $7.308 million in senior secured subordinated notes, and warrants to purchase our common stock. A personal trust controlled by Mr. Seifert, who is a member of the

Compensation Committee, contributed $1 million to the financing, of which $500,000 (plus accrued and unpaid interest thereon) was originally provided to us in connection with a previous loan on January 6, 2003. The trust purchased $1.04 million principal amount of the notes and 333,333 warrants, and the bridge note we issued to Mr. Seifert on January 6, 2003 was cancelled.

Key employee insurance

We maintain a key-employee life insurance policy on the lives of all of our senior executives in amounts ranging from $500,000 to $1.8 million; the major portion of proceeds are payable to us, with the remainder payable to the executive’s estate. The intended purpose of these policies is to assist us in replacing these executives and in making other adjustments in operations if they die. Our United Kingdom subsidiary holds an additional life insurance policy on the life of David L. Holden in the event of his death in the amount of £1,090,000, payable to the subsidiary. The proceeds are for the purpose of managing the subsidiary and recruiting a successor.

Key employee agreements

Gene Warren executed an employment agreement in connection with our financing in May 2003 that provides for salary at no less than his salary during 2003, and that prohibits him from providing services to a competitor for three years following the termination of his employment. The agreement entitles Mr. Warren to three months’ base salary at his current salary, plus a bonus payment equal to such payment of three months’ base salary, in the event we terminate his employment without cause. In addition to the employment agreement, we have executed an executive agreement with Mr. Warren as of April 1, 1999, and as amended on July 26, 1999. If any person that is not our affiliate takes control of us, the takeover triggers the effective date of the executive agreement. If Mr. Warren is dismissed without cause or leaves for good reason as defined under the executive agreement, he is entitled to three years’ salary and a bonus that is determined according to the Board of Directors’ bonus policy.

Our United Kingdom subsidiary has a service agreement with its managing director, David L. Holden, which expires on December 31, 2005 or upon six months’ written notice by either the employer or employee. Under this agreement, Mr. Holden receives a minimum base salary of £75,000 per year and a performance-related bonus as determined from time to time.

We executed an executive employment agreement with Gerald D. Van Eeckhout, effective as of December 10, 2003, providing for our continued employment of Mr. Van Eeckhout through December 31, 2006. This Agreement supersedes our prior employment agreement with Mr. Van Eeckhout. The agreement entitles Mr. Van Eeckhout to salary of $160,000 in 2004 and $80,000 in each of 2005 and 2006, with two potential bonuses of $80,000 per year, payable in 2005, 2006, or 2007, conditional on achievement of certain operating pre-tax earnings targets. Mr. Van Eeckhout is entitled to automatic bonuses in the amount he owes to us on the loan we have outstanding to him, as described under “Transactions with Related Parties.” The agreement provides for grants to Mr. Van Eeckhout of 100,000 shares of restricted common stock. The agreement was amended to provide equivalent compensation in the form of 80,000 shares under the Performance Incentive Plan and 20,000 options under the Stock Option Plan of 2000. The agreement provides for insurance and other benefits at substantially the same levels as were in effect immediately prior to execution of the agreement, and such benefits will continue through 2006 regardless of any earlier termination of the agreement. The terms of the agreement extend Mr. Van Eeckhout’s covenants to protect and hold confidential our trade secrets and not to compete with us through December 31, 2006.

Gavin J. Thomson resigned as our chief financial officer effective March 15, 2004. We executed a severance agreement with Mr. Thomson providing for continuation of his salary and benefits for six months, and continuing thereafter until the earlier of the one-year anniversary of the agreement or Mr. Thomson’s securing comparable employment. The agreement also extended the expiration date of Mr. Thomson’s vested stock options to March 15, 2005.

Directors’ fees

Mack V. Traynor III, our chairman of the board, receives an annual director’s fee of $60,000, effective as of January 1, 2004, and was granted 200,000 options, which vest over a period of ten years, subject to acceleration if the price of our common stock exceeds certain levels during the vesting period. In 2002, we granted 10,000 stock options with an exercise price of $4.00 per share to each of our non-executive directors. In 2003, we granted 20,000 stock options with an exercise price of $1.00 per share to three incumbent outside directors, and we also granted each of those individuals 10,000 shares of restricted common stock. We also granted 7,500 stock options with an exercise price of $1.60, and 3,500 shares of restricted common stock, to directors Jules L. DeVigne and Mack Traynor upon their appointment to our Board during 2003. In 2004, we granted 10,000 shares of restricted stock to Malcolm M. Aslin, Ron Bach, Jules DeVigne, Lewis Jaffe and James Seifert. Malcolm M. Aslin and Lewis Jaffe each received 25,000 stock options priced at $1.31, and Jules L. DeVigne and James Seifert each received 20,000 stock options priced at $1.29. Ron Bach received an 30,000 stock options priced at $1.29 granted to him as chairman of the audit committee. All options vest one year from the date of grant and expire ten years from the date of grant.

We have executed an executive employment agreement with Gerald D. Van Eeckhout, a director and our former chief executive officer. The terms of this agreement are described below under “Key Employee Agreements.”

Equity Compensation

We reward our employees with equity compensation in the form of stock options, stock grants, and participation in our Employee Stock Purchase Plan. The following table summarizes our equity compensation plans as of December 31, 2004.

	Number of Shares Underlying Outstanding Options/ Grants		Weighted Average Exercise/Grant Price		Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans
Plans approved by shareholders	2,355,568	(1)	$2.90	(1)	945,601	(2)

(1)	Reflects options granted under our Stock Option Plan of 1991, Stock Option Plan of 1996, as amended, Stock Option Plan of 2000, as amended, and 2004 Equity Incentive Plan.
(2)	Reflects options remaining available for grant under our 2004 Equity Incentive Plan and our Employee Stock Purchase Plan of 1998, as amended.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth information known to us as of April 19, 2005 regarding beneficial ownership of our common stock by our directors and executive officers, holders of 5% or more of our outstanding common stock, and our directors and executive officers as a group. Under the rules of the Securities and Exchange Commission, beneficial ownership includes voting or investment power with respect to securities and includes the shares issuable under stock options or warrants that are currently exercisable or will be exercisable within 60 days. Shares issuable upon exercise of stock options or warrants are deemed outstanding for computing the percentage of the person holding the options but are not outstanding for computing the percentage of any other person. Unless otherwise noted, shares are under the sole voting and investment power of the indicated person.

	Amount and Nature of Beneficial Ownership
Name of Beneficial Owner	Relationship with ACT	Number of Shares Currently Owned	Shares Acquirable Within 60 Days	Percent of Class
Gene Warren (1)	President & Chief Executive Officer	154,767	251,570	2.4%
Gavin J. Thomson (1)	Former Chief Financial Officer	0	0	*
Mark K. Kelly(1)	Vice President –Technology & Chief Technology Officer	3,332	43,891	*
Kenneth J. Knopp (1)	Vice President –Operations	1,196	29,333	*
Mack V. Traynor III (1)	Chairman of the Board	3,500	27,500	*
Malcolm M. Aslin(1)	Director	20,000	0	*
Ronald J. Bach (1)	Director	117,800	90,000	1.2%
Jules L. DeVigne (2)	Director	23,500	27,500	*
Lewis Jaffe(1)	Director	20,000	0	*
James F. Seifert (1)(3)	Director	307,410	413,333	4.2%
Gerald D. Van Eeckhout (1)(4)	Director & Chairman Emeritus	714,591	161,182	5.2%
Total shares held by executive officers and directors of company		1,366,096	1,044,309	13.6%
KCEP Ventures II, LP (5)	Shareholder	—	916,667	5.2%
Fuller & Thaler Asset Management Inc.(6)	Shareholder	2,230,300	330,000	15.1%
RS Investment Management Co. LLC(7)	Shareholder	1,151,860	—	6.9%

*	Less than 1%.

(1)	1526 Cole Boulevard, Suite 300, Golden, Colorado 80401.
(2)	4750 Willow Rd., Pleasanton, CA 94588.
(3)	Of the number of shares acquirable within 60 days, 333,333 are warrants granted to Mr. Seifert in connection with our senior secured subordinated debt financing; the warrants are immediately exercisable at $2.50 per share and expire on May 12, 2010.
(4)	Of the total number of options, 118,696 are in the name of Gerald Van Eeckhout and 42,486 are in the name of Carolyn Van Eeckhout, of which Mr. Van Eeckhout disclaims beneficial ownership.
(5)	233 W. 47th Street, Kansas City, MO 64112. Shares beneficially owned are shares underlying warrants acquired in connection with our senior secured subordinated debt financing. The warrants are immediately exercisable at $2.50 per share and expire on May 12, 2010. The share ownership numbers reflected herein are as reported on Amendment No. 2 to Schedule 13D filed with the Securities and Exchange Commission on February 27, 2004. KCEP Ventures II, LP may be deemed to be a member of a group holding additional shares of our common stock or warrants to purchase our common stock, as more fully described in the Schedule 13D, as amended.
(6)	411 Borel Avenue, San Mateo, CA 94402. The share ownership numbers reflected herein are as reported on Schedule 13D filed with the Securities and Exchange Commission on March 18, 2004, except the warrant shares, which are based on our records. The warrants were purchased in a private placement on February 20, 2004, are exercisable at $2.20 per share, and expire February 20, 2007.
(7)	388 Market Street, Suite 200, San Francisco, CA 94111. RS Investment Management Co. LLC is the general partner of RS Investment Management, L.P., a registered investment advisor. George R. Hecht is a control person of RS Investment Management Co. LLC and RS Investment Management, L.P. The share ownership numbers reflected herein are as reported on Schedule 13G filed with the Securities and Exchange Commission on February 14, 2005.

Item 13. Certain Relationships and Related Transactions.

Transactions with related parties

In July 2001 and subsequently in July 2002, the Board of Directors authorized a loan with recourse to Gerald Van Eeckhout in the amount of $466,757. The purpose of this loan was to assist Mr. Van Eeckhout in exercising stock options. The loan is secured by a general pledge of Mr. Van Eeckhout’s personal assets, bears interest at 6% per year, and matures November 1, 2006. The entire principal balance of the loan remains outstanding. Under the executive employment agreement, we have entered into with Mr. Van Eeckhout, we have agreed to pay him a bonus in each of December 2004, December 2005 and on October 31, 2006 in the amount of the interest payments due on these dates. In accordance with the Sarbanes-Oxley Act of 2002, we no longer make loans to our executive officers, but prior loans remain outstanding pursuant to their original terms.

On May 12, 2003 we entered into an agreement with certain investors to issue $7.308 million in senior secured subordinated notes, and warrants to purchase our common stock. A personal trust controlled by Mr. Seifert contributed $1 million to the financing, of which $500,000 (plus accrued and unpaid interest thereon) was originally provided to us in connection with the loan on January 6, 2003. The trust purchased $1.04 million principal amount of the notes and 333,333 warrants, and the bridge note we originally issued to Mr. Seifert was cancelled. In addition, an affiliate of KCEP Ventures II, LP, a beneficial owner of greater than 5% of our common stock, contributed $2.75 million to the financing in return for $2.9 million principal amount of the notes and 916,667 warrants.

The senior secured subordinated notes mature April 30, 2006, and bear interest at 12% per year, and are secured by our assets. The warrants expire May 12, 2010 and are immediately exercisable at $2.50 per share. Under the terms of the financing, the investors other than Mr. Seifert have a right to appoint two members to our Board of Directors, to have one of these appointees serve on the Compensation Committee of the Board, and to be represented on the Board until their notes are paid off and they beneficially own an aggregate of less than 5% of our common stock on a fully diluted basis. During 2004, the directors appointed by the lenders resigned from the Board and the lenders have not exercised their right to appoint two board members. On February 20, 2004, we raised $3.3 million in a private placement offering with Fuller & Thaler Behavioral Finance Fund Ltd., an affiliate of Fuller & Thaler Asset Management Inc. We sold 1,500,000 shares at a purchase price of $2.20 per share and issued 340,000 three-year warrants at an exercise price of $2.20 per share.

Item 14. Principal Accountant Fees and Services.

Hein & Associates LLP audited our financial statements for the fiscal years ending December 31, 2004 and December 31, 2003.

Audit Fees. Hein & Associates LLP billed us $300,625 for audit and review services related to the fiscal year ended December 31, 2004, and $280,399 for audit services related to the fiscal year ended December 31, 2003.

Audit-Related Fees. Hein & Associates LLP billed us $2,250 for audit-related services for the fiscal year ended December 31, 2004, and $0 for audit-related services for the fiscal year ended December 31, 2003. All 2004 audit-related fees are for the preparation of registration statements we filed during 2004.

Tax Fees. Hein & Associates LLP billed us $0 for tax services for the fiscal years ended December 31, 2004 and December 31, 2003. Tax services included fees for tax compliance and consulting services related to our annual federal and state tax returns.

All Other Fees. Hein & Associates LLP billed us $0 for all other services for the fiscal years ended December 31, 2004 and December 31, 2003.

Our Finance and Audit Committee approves in advance any and all audit services, including audit engagement fees and terms, and non-audit services provided to us by our independent auditors (subject to the de minimus exception for non-audit services contained in Section 10A(i)(1)(B) of the Securities Exchange Act of 1934, as amended), all as required by applicable law or listing standards. The independent auditors and our management are required to periodically report to the Finance and Audit Committee the extent of services provided by the independent auditors and the fees associated with these services.

The Finance and Audit Committee has considered the effect that provision of the services described under “Audit-Related Fees,” “Tax Fees,” and “All Other Fees” may have on the independence of Hein & Associates LLP and has determined that provision of those services is compatible with maintaining the independence of Hein & Associates LLP as our independent auditors. Accordingly, the Finance and Audit Committee did not take formal action to approve any of the specific services giving rise to the payment of such fees. A representative from Hein & Associates LLP is expected to be available at the annual shareholders’ meeting and will have an opportunity to make a statement if the representative so desires. The representative is expected to be available to respond to appropriate questions.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACT TELECONFERENCING, INC.

Date: May 1, 2005	By:	/s/ Gene Warren
Gene Warren
Chief Executive Officer (Principal Executive Officer)