Form 10-Q
period 2005-03-31
ACT TELECONFERENCING INC
filed 2005-05-16
CIK 918709

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 13, 2005, 16,711,562 shares of the issuer’s common stock were outstanding.

ACT TELECONFERENCING, INC.

FORM 10-Q

PART I – Financial Information

ACT Teleconferencing, Inc.

Consolidated Balance Sheets

(Unaudited)

In thousands (000s) except for share data	March 31 2005	December 31 2004
Assets
Current assets:
Cash and cash equivalents	$1,593	$2,740
Accounts receivable (net of allowance for doubtful accounts of $414 and $413 in 2005 and 2004, respectively)	8,975	8,394
Prepaid expenses and other current assets	1,508	1,271

Total current assets	12,076	12,405
Equipment:
Telecommunications equipment	22,258	22,348
Software	7,440	7,335
Office equipment	12,128	12,030
Less: accumulated depreciation	(26,074)	(25,310)

Total equipment – net	15,752	16,403
Other assets:
Goodwill	8,313	8,428
Other intangible assets, net of accumulated amortization	410	521
Investments	100	100
Other long term assets	687	661

Total assets	$37,338	$38,518

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$4,613	$3,869
Accrued liabilities	5,764	4,858
Deferred revenue – current	8	84
Current debt due to a related party	4,045	4,098
Current portion of debt	10,755	11,478
Capital lease obligations due in one year	368	450
Income taxes payable	461	414

Total current liabilities	26,014	25,251
Long-term debt	243	71
Capital lease obligations due after one year	68	130
Deferred income taxes	292	249
Shareholders’ equity:
Preferred stock, none outstanding.	—	—
Common stock, no par value; 50,000,000 shares authorized 16,711,562 and 16,661,562 shares issued and 16,629,662 and 16,572,162 outstanding in 2004 and 2003, respectively	51,112	51,049
Treasury stock, at cost (81,900 shares)	(241)	(241)
Accumulated deficit	(44,855)	(42,836)
Accumulated other comprehensive income	4,705	4,845

Total shareholders’ equity	10,721	12,817

Total liabilities and shareholders’ equity	$37,338	$38,518

See accompanying notes to consolidated financial statements.

ACT Teleconferencing, Inc.

Statements of Operations

(Unaudited)

	For the three months ended March 31,
In thousands (000s) except for per share amounts	2005	2004
Net revenues	$13,031	$13,996
Cost of services	8,352	8,482

Gross profit	4,679	5,514
Selling, general and administration expense	4,975	5,427
Restructuring Costs	831	—

Operating income (loss)	(1,127)	87
Other Income (expenses)
Interest expense, net	(693)	(590)
Foreign currency (loss)	(69)	(91)
Gain on extinguishment of note payable	—	261

Loss before income taxes	(1,889)	(333)
Provision for income taxes	(130)	(69)

Net loss	$(2,019)	$(402)

Weighted average number of shares outstanding – basic and diluted	16,710,451	13,439,523

Loss per share
Basic and diluted	$(.12)	$(.03)

See accompanying notes to consolidated financial statements.

ACT Teleconferencing, Inc.

Consolidated Statements of Shareholders’ Equity

(Unaudited)

	Common Stock		Treasury Stock	Accumulated Deficit	Accumulated other comprehensive income (loss)	Total
In thousands (000s) – except for share data	Shares	Amount
Balance at January 1, 2005	16,661,562	$51,049	$(241)	$(42,836)	$4,845	$12,817
Value of stock issued to employees and directors as compensation	50,000	63				63
Comprehensive loss
Net loss				(2,019)		(2,019)
Other comprehensive loss, net of tax Foreign currency translation					(140)	(140)

Total comprehensive loss						(2,159)
Balance at March 31, 2005	16,711,562	$51,112	$(241)	$(44,855)	$4,705	$10,721

See accompanying notes to consolidated financial statements.

ACT Teleconferencing, Inc.

Consolidated Statements of Cash Flow

(Unaudited)

	For the three months ended March 31
In thousands (000s)	2005	2004
Operating activities
Net (loss)	$(2,019)	$(402)

Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation	1,097	1,273
Gain on elimination of note payable	—	(261)
Amortization of intangibles	99	99
Amortization of debt costs	254	331
Deferred income taxes	48	(49)
Shares issued for consulting fees and employee service	63	133
Foreign Currency Transaction (Gain)/Loss	(69)	91

Cash flow before changes in operating assets and liabilities:	(527)	1,215

Changes in operating assets and liabilities:
Accounts receivable	(719)	1,223
Prepaid expenses and other assets	(316)	(364)
Accounts payable	804	(2,335)
Deferred Income	(75)	(320)
Accrued liabilities	959	(1,160)
Income taxes payable	58	62

Net cash (used for) provided by operating activities	184	(1,679)

Investing activities
Equipment purchases	(557)	(542)

Net cash used for investing activities	(557)	(542)

Financing activities
Net proceeds from the issuance of debt and warrants associated with debt	624	294
Repayments of debt and capital leases	(1,448)	(1,765)
Net proceeds from the issuance of common stock	—	5,321

Net cash (used for) provided by financing activities	(824)	3,850
Effect of exchange rate changes on cash	50	(55)

Net increase (decrease) in cash and cash equivalents	(1,147)	1,574
Cash and cash equivalents beginning of period	2,740	1,726

Cash and cash equivalents end of period	$1,593	$3,300

Supplemental Information:
Cash Paid for
Interest	439	259
Income Taxes	—	7

See accompanying notes to consolidated financial statements.

ACT Teleconferencing, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

1. Business

ACT Teleconferencing, Inc. is engaged in the business of providing high quality audio, video, data and web based conferencing products and services to business clients worldwide. The Company operates principally in the United States, Canada, the United Kingdom, France, the Netherlands, Germany, Australia, Hong Kong and Singapore.

Basis of Presentation and Significant Accounting Policies

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three-month periods ending March 31, 2005, are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. For further information, refer to the financial statements and footnotes included in our annual report on Form 10-K for the year ended December 31, 2004, and subsequent filings.

ACT Teleconferencing Inc. is also referred to in this document as “the Company,” “we,” and “our.”

The consolidated financial statements include the accounts of ACT Teleconferencing, Inc., and its wholly-owned domestic and worldwide subsidiaries. Significant intercompany accounts and transactions have been eliminated.

The financial statements do not include any adjustments that could be required if the Company were unable to refinance debt or continue as a going concern. However, if substantial losses continue, if the Company is unable to successfully renegotiate the terms of its existing debt for which it is out of compliance or if the Company is unable to raise sufficient additional capital through debt and equity offerings, liquidity problems will cause the Company to curtail operations, liquidate or sell assets or entities or pursue other actions that could adversely effect future operations. These factors raise substantial doubts about the Company’s ability to continue as a going concern.

At March 31, we were in default on an outstanding line of credit of $3.0 million. A forbearance has been received through June 30, 2005. We are also in default on $8.3 million of senior subordinated debt and $4.4 million of other subordinated debt. Our senior subordinated debt holders have provided a forbearance through June 30, 2005 which will be extended through August 31, 2005 if, in the lenders’ reasonable discretion, they are satisfied with the company’s progress in obtaining new financing and with the Company’s financial condition. Other subordinated lenders have agreed to subordinate repayment of their debt to that of the senior subordinated debt lenders.

On March 28, 2005, the Company announced that it had retained an investment banker to assist in obtaining financing and to evaluate and advise the board regarding strategic alternatives, including the sale of all or part of the Company.

Management believes that it will improve the Company’s operating performance in 2005 based on actions that have been taken and the following considerations:

•	A major restructuring effort began in late 2004 to move from a geographic to a functional management structure in order to drive revenue growth, obtain operating efficiencies and achieve cost reductions. This restructuring, which targets underperforming business units and includes the consolidation of operating centers in both Europe and North America, was on schedule as of March 31, 2004, and is expected to result in annual savings of approximately $3.0 million.

Restructuring costs of $831,000 were recognized during the first quarter of 2005 additional costs of approximately $800,000 are anticipated to be incurred before this effort is completed in July of this year.

•	Growth is expected in the audio segment of the business. Rapid growth under a major audio outsourcing contract which runs through 2006 is expected to continue.

Additional resources have been devoted to expanding the company’s sales effort. This increased sales focus and work force is expected to result in increased sales.

ACT Teleconferencing, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Goodwill

Goodwill represents the excess of purchase price over tangible and other intangible assets acquired less liabilities assumed arising from business combinations. As per Statement of Financial Accounting Standards (“SFAS”) No. 142, titled “Goodwill and Other Intangible Assets” (“SFAS 142”), issued in June 2001, the Company does not amortize goodwill and tests for impairment at least annually, or when circumstances indicate the value of goodwill may be less than its carrying value. Goodwill impairment charges were taken in December 2002, and December of 2004. No charges have been taken against goodwill in 2005.

Foreign Currency Conversion

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

Intercompany transactions between ACT and its affiliates are billed at the foreign currency exchange rate in effect at the beginning of each month. Payments on intercompany accounts are settled using spot rates in effect at the date of settlement. Gains and losses resulting from these foreign currency transactions are included in the consolidated statement of operations.

The effect of translating all other accounts of ACT’s foreign subsidiaries into U.S. dollars has been included in stockholders equity as a cumulative foreign currency translation adjustment.

Internal Use Software

The Company capitalizes costs of materials, consultants, and payroll and payroll-related costs which are incurred in developing internal-use computer software, beginning once the application development stage is attained and continuing until the post-implementation/operation stage is achieved. Costs incurred prior to and after the establishment of the application development stage are charged to general and administrative expenses. The Company capitalized internal use software costs of $119 thousand and $200 thousand for the three months ended March 31, 2005 and 2004, respectively.

Stock Compensation

The company has stock plans under which stock options, stock appreciation rights, restricted stock or deferred stock may be granted to officers, key employees and nonemployee directors. Employees may also participate in an employee stock purchase plan which allows them to purchase shares through payroll deductions on favorable terms. The Company has elected to apply APB Opinion No. 25, “Accounting for Stock Issued to Employees” for measurement and recognition of stock-based transactions with its employees and directors. If the Company had elected to recognize compensation costs for its stock-based transactions based on the fair value of the options method prescribed by SFAS No. 123, the net loss and net loss per share would have been as follows:

	March 31
In thousands (000s) except for per share amounts	2005	2004
Net loss	$(2,019)	$(402)
Net loss per share	$(0.12)	$(0.03)
Amortization of estimated fair value of employee stock options under SFAS 123	$(138)	$(195)
Adjusted net loss	$(2,157)	$(597)
Adjusted net loss per share	$(0.13)	$(0.04)

ACT Teleconferencing, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

2. Restructuring Costs

The Company began a major restructuring in late 2004 to obtain operating efficiencies and achieve cost reductions. It includes the consolidation of operating centers in both Europe and North America.

During the first three months of 2005, the Company recognized $ 831 thousand of operating costs related to restructuring. This consists of $482 thousand in severance and other labor related costs, $255 thousand of lease abandonment costs, and $94 thousand of other costs.

This restructuring is expected to be completed by early third quarter 2005 and additional restructuring costs of approximately $800 thousand are expected to be incurred.

3. Litigation

The Company is engaged in legal proceedings such as debt collection and employee dispute and arbitration. These are in the normal course of business and no current proceedings are deemed material to the running of the business.

4. Earnings Per Share

The conversion of outstanding options and warrants has no impact on the calculation of earnings per share because they are antidilutive.

Total outstanding warrants and vested options on March 31, 2005 were 6,228,055 and 1,276,985, respectively.

5. Business Segment Analysis

The Company’s decisions on resource allocation and performance assessment are primarily based on the market potential of each operating location. Each of the locations offers the same products and services, has similar customers and equipment, and is managed directly by the Company’s executives.

The following summary provides financial data for the Company’s operating segments for the three months ended March 31, 2005 and March 31, 2004.

For the three months ended March 31, 2005:

Product Segment	Audio	Video	Subtotal	Corporate	Total
(in thousands 000s)
Net revenues	$9,868	$3,163	$13,031	$—	$13,031
Restructuring Costs	594	228	822	9	831
Income (loss) before tax	(1,001)	(621)	(1,622)	(267)	(1,889)
Depreciation and amortization	873	161	1,034	162	1,196
Total assets	27,425	7,771	35,196	2,142	37,338

For the three months ended March 31, 2004:

Product Segment	Audio	Video	Subtotal	Corporate	Total
(in thousands 000s)
Net revenues	$9,712	$4,284	$13,996	$—	$13,996
Restructuring Costs	—	—	—	—	—
Income (Loss) before tax	381	222	603	(1,005)	(402)
Depreciation and amortization	887	264	1,151	221	1,372
Total assets	33,166	17,319	50,485	3,815	54,300

The following summary provides financial data for significant geographic markets in which the Company operates.

For the three months ended March 31, 2005:

Geographic area	North America	Europe	Asia Pacific	Total
(in thousands 000s)
Net revenues	$8,146	$3,695	$1,190	$13,031
Long-lived assets	14,716	7,042	2,717	24,475

ACT Teleconferencing, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

For the three months ended March 31, 2004:

Geographic area	North America	Europe	Asia Pacific	Total
(in thousands 000s)
Net revenues	$7,956	$4,165	$1,875	$13,996
Long-lived assets	20,037	14,466	4,750	39,253

For the three months ended March 31, 2005, the United States comprises approximately 52% of total company revenue and 83% of total North American revenue. The United Kingdom comprises approximately 23% of total company revenue and 82% of total European revenue. Canada comprises approximately 10% of total company revenue and 17% of North American revenue. Australia comprises approximately 7% of total company revenue and 78% total Asia Pacific revenue.

The Company’s largest customer accounted for 15% and 13% of consolidated revenues and the Company’s second largest customer accounted for 6% and 9% of consolidated revenues for the three months ended March 31, 2005 and 2004, respectively.

6. Subsequent Events

From April 28, 2005 to May 11, 2005, ACT Teleconferencing, Inc. entered into agreements with certain of its executive officers providing for severance payments to be made to the executives in the event of termination of each executive’s employment with the company under certain circumstances.

The company executed such agreements with Edward J. Bernica, Vice President and Chief Financial Officer; Mark K. Kelly, Vice President Technology and Chief Technology Officer; Kenneth J. Knopp, Vice President Global Operations; and Paul E. Pearson, Vice President Sales & Business Development. The agreements provide that, in the event the executive is demoted or forced to relocate outside of a geographic area defined in the agreement, or his employment is involuntarily terminated, in any such case within 12 months of a change in control of ACT, the executive shall be paid a lump sum severance payment equal to nine months of the executive’s then current base salary, plus a pro-rated amount of any additional compensation to which the executive is eligible under any then-existing bonus or wage-based incentive plan. The agreements also provide that in the event of any such resignation or termination following a change in control of ACT, the vesting date of any options previously granted to the executive will be accelerated by one year, and the executives will also be entitled to an additional lump sum payment equal to one month of salary for each year of such executive’s service with ACT or with any company previously acquired by ACT. To promote continuity in the position of Chief Financial Officer, the severance agreement with Mr. Bernica provides that in the event he decides to resign from the company he will provide the company with six months’ notice of his resignation from the company, and that upon conclusion of the notice period he will be paid an additional six months salary, whether or not there has been a change in control of ACT.

For purposes of the agreements, a change in control of the company shall be deemed to have occurred in the event that any individual or group which presently owns less than 5% of ACT’s issued and outstanding common stock becomes the owner of more than 20% of its issued and outstanding common stock, or in the event of any change in composition of ACT’s Board of Directors such that the majority of the Board is comprised of directors who are not currently serving on the Board.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

This quarterly report on Form 10-Q contains certain forward-looking statements that involve risks and uncertainties. These statements refer to objectives, expectations, intentions, future events, or our future financial performance, and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, level of activity, performance, or achievements to be materially different from any results expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by words such as “may,” “will,” “should,” “could,” “expects,” “anticipates,” “intends,” “plans,” “believe,” “estimates,” “predicts,” “potential,” and similar expressions. Our actual results could differ materially from those included in forward-looking statements. All forward looking statements herein are qualified in their entirety by information set forth in our Annual Report on Form 10-K for the year ended December 31, 2004 under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Factors.”

Business Operations

Significant restructuring activities took place during the first quarter of 2005. These included the consolidation of operating centers in both Europe and North America and a workforce reduction of approximately 30 people (8 percent of the worldwide workforce). Related restructuring costs were $831 thousand - $482 thousand for severance and other labor related costs, $255 thousand for lease abandonment costs, and $94 thousand for other costs. There were no restructuring costs recognized during the first quarter of 2004. Additional restructuring activities and related restructuring costs of approximately $800 thousand are planned for the second quarter. Total savings upon completing restructuring are estimated at approximately $3 million annually. The restructuring is expected to be complete by early third quarter 2005. Additional savings cost reductions and efficiencies are being implemented on an ongoing basis.

We expect that following completion of our restructuring and assuming projected cost savings from the restructuring are fully realized, we will achieve break-even operating income. Break-even operating income is projected to be achieved with net quarterly revenue of about $13.0 million, and break even net income before taxes with quarterly revenue of about $13.7 million. Given this scenario, if the company achieves its third and fourth quarter 2005 revenue targets, the company expects to be net income positive for both quarters.

Risks associated with achieving these results are outlined in our Annual Report 10-K for the year ended December 31, 2004 under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Factors”. Among the most significant of these is the risk of obtaining sufficient financing in a timely manner to restructure the balance sheet and fund additional growth.

For the three months ended March 31, 2005, our revenue was $13.0 million; $1.0 million or 7 percent less than the $14.0 million recognized for the same period in 2004. This decrease is due to a $1.1 million reduction in video conferencing revenue which reflects a $ 0.6 million reduction in video equipment revenue as well as an overall contraction in videoconferencing industry revenues. Audio conferencing revenue was up 2 percent compared to the first quarter of 2004. Excluding recognition of $0.4 million of noncash deferred audio conferencing revenue recognized in 2004, audio conferencing revenue grew by 6% over this period.

Cost of services moved from $8.5 million and 60 percent of revenue for the three months ended March 31, 2004, to $8.4 million and 64% of revenue for the three months ended March 31, 2005. The increase as a percentage of revenue is due to reduced revenue as well as the recognition of deferred revenue in 2004 that had a very high gross profit margin.

Selling, general and administrative expenses decreased $0.5 million during the three months ended March 31, 2004 when compared with the same period last year. This represents 38 percent of revenue unchanged from the same period in 2004. The dollar cost reduction reflects cost cutting actions in 2004, which consisted primarily of workforce reductions, and managements’ continuing cost controls in this area. These reductions were partially offset $0.1 million related to Sarbanes Oxley compliance.

Other income and expenses includes a foreign currency exchange loss of $69,000 which compares with a foreign currency exchange loss of $91,000 for the first three months of 2004.

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

Selling, General, and Administration Expense. Selling, general, and administration expense consists of salaries, benefits, professional fees, and office expenses of our selling and administrative organizations.

Operating components as a percentage of net revenue

The following table outlines certain items in our income statement as a percentage of net revenue:

	Three months ended March 31,
	2005	2004
Net revenues	100%	100%
Cost of services	64	61

Gross profit	36	39
Restructuring Costs	7	—
Selling, general and administrative expense	38	38

Operating profit (loss)	(9)	1
Interest expense and other costs	5	3

Loss before taxes	(14)	(2)
Income taxes	(1)	(1)

Net loss	(15)	(3)

Revenue Trends

The following table shows quarterly revenue trends by major product segment:

($ 000s)	Q1 2005	Q4 2004	Q3 2004	Q2 2004	Q1 2004
Audio conferencing services	$9,832	$9,570	$9,096	$9,094	$9,242
Other audio conferencing	36	663	561	427	470

Audio conferencing subtotal	9,868	10,233	9,657	9,521	9,712

Videoconferencing	3,163	3,024	3,029	4,080	4,284

Total	$13,031	$13,257	$12,686	$13,601	$13,996

Total audio conferencing minutes (in millions)	71.5	67.8	63.6	62.6	58.7

Significant Accounting Policies

Our critical accounting policies have not changed from those reported in Management’s Discussion and Analysis of Financial Condition and Significant Accounting Policies in our Annual Report on Form 10-K for the year ending December 31, 2004.

Significant Business Activities

Automated Conferencing – The trend toward increased use of conferencing has been accompanied by increased demand for lower-priced, lower-cost automated conferencing services. During the past year, however, ACT’s ratio of reserved to reservationless calls has held fairly steady with growth in minute volumes for both classes of service increasing at approximately the same rate. Price competition has had a negative impact on revenue per minute of service. The company expects this to continue albeit at a more moderate pace.

Significant Customers – For the three months ended March 31, 2005, AT&T Corporation was the Company’s largest customer accounting for 15 percent of revenues. The Company’s second largest customer accounted for 6% of total revenue.

International Operations – International net revenue comprised 48 percent and 52 percent of our first quarter revenues in 2005 and 2004, respectively, and we anticipate that international sales will continue to account for a significant portion of our consolidated revenue. International conferences that are initiated outside the United States are denominated in local currency; similarly, operating costs for such conferences are incurred in local currencies. Our three largest international locations, based on total revenue, are the United Kingdom, Canada, and Australia, comprising 23 percent, 10 percent and 7 percent of our total revenue, respectively. Our international locations operate under local laws and regulations, and to our knowledge are in compliance with these laws and regulations.

Debt Refinancing – At March 31, 2005 the Company was in default on most of its outstanding debt. Forbearances have been received on much of this debt through at least June 30, 2005 (See “Liquidity and capital resources” below.)

On March 28, 2005 the Company announced that it had retained an investment banker to assist in obtaining financing and to evaluate and advise the board regarding strategic alternatives, including the sale of all or part of the Company.

Results of Operations

Three Months Ended March 31, 2005 compared to Three Months Ended March 31, 2004

Net Revenues. Net revenues decreased 7 percent to $13.0 million for the three months ended March 31, 2005, compared to $14.0 million for the three months ended March 31, 2004.

Audio conferencing revenues were $9.9 million for the three months ended March 31, 2005 compared to $9.7 million for the three months ended March 31, 2004. This increase is due to increased operator attended conferencing. Excluding recognition of $0.4 million of other noncash deferred audio conferencing revenue recognized in 2004, audio conferencing revenue for this period grew by 6 percent in 2005. Audio conferencing accounted for 76 percent and 69 percent of our revenues in 2005 and 2004, respectively.

Videoconferencing revenue decreased 26 percent from $4.3 million to $3.2 million and comprised 24 percent and 31 percent of total revenues for the three months ended March 31, 2005 and 2004, respectively. This decrease reflects a $ 0.6 million reduction in one time video equipment revenue as well as an overall contraction in service revenues for the videoconferencing industry.

For the three months ended March 31, 2005, North America, Europe and Asia Pacific, our three primary geographic markets, generated 63 percent, 28 percent and 9 percent of total revenue, respectively. This compares with 2004 revenues for the same period of 57 percent, 30 percent and 13 percent for North America, Europe and Asia Pacific, respectively.

Cost of Services. Cost of services moved from $8.5 million and 61 percent of revenue for the three months ended March 31, 2004, to $8.4 million and 64 percent of revenue for the three months ended March 31, 2005. The increase as a percentage of revenue is due to reduced revenue as well as the recognition of deferred revenue in 2004 that had a very high gross profit margin.

Gross Profit. Gross profit decreased 15 percent to $4.7 million for the three months ended March 31, 2005, compared to $5.5 million for the prior year. Gross profit percentage decreased from 39 percent of net revenues for the three months ended March 31, 2004, to 36 percent of net revenues for the three months ended March 31, 2005. We expect to be able to maintain or improve our gross profit percentage as additional cost cutting measures and continued cost controls offset continuing migration toward automated services.

Selling, General and Administrative Expense. Selling, general and administrative expense for the three months ended March 31, 2005 was $5.0 million, or 38 percent of net revenue, compared to $5.4 million or 38 percent of net revenue for the three months ended March 31, 2004. The dollar decrease is due to cost cutting during late 2004, which consisted primarily of workforce reductions, as well as our focus on maintaining overhead costs at a stable level. Cost reductions, which consisted primarily of headcount reductions, were partially offset by Sarbanes Oxley compliance costs incurred during the quarter.

Restructuring Costs. Restructuring costs during the first three months of 2005 were $831 thousand. There were no restructuring costs recognized during the first quarter of 2004. The 2005 costs, which relate to the consolidation of operating centers in Europe and North America consist of $482 thousand in severance and other labor related costs, $255 thousand for lease abandonment costs, and $94 thousand for other costs.

Interest Expense. Net interest expense increased by 17 percent from $590 thousand for the three months ended March 31, 2004 to $693 thousand for the three months ended March 31, 2005. Excluding a one time interest expense credit of approximately $100 thousand recognized in the first quarter of 2004 related to the extinguishment of debt, interest expense was flat.

Provision for Income Taxes. Income taxes increased to $130 thousand for the three months ended March 31, 2005, compared to $69,000 for the three months ended March 31, 2004. These taxes are primarily due to taxable income in our Canada and United Kingdom affiliates. Income tax payments in other countries are expected to be insignificant due to domestic and international tax loss carry-forwards.

Net Loss. The net loss for the first quarter of 2005 was $2.0 million. This compares with a net loss of $0.4 million for the first quarter of 2004. This $1.6 million reduction in operating profit is due to all of the factors noted above, the most significant of which are the reorganization costs of $0.8 million.

Liquidity and capital resources

During the three months ending March 31, 2005, we received and used cash proceeds on the following:

•	$184,000 of net cash was provided by operating activities – this consists primarily of $519,000 of cash used for operating activities before changes in operating assets and liabilities, and $728,000 provided from changes in working capital. The working capital changes consist of a $1,035,000 increase in accounts receivable and prepaid assets and a $1,763,000 increase in accrued liabilities and accounts payable.

•	We purchased $557,000 of equipment and software.

•	Received $624,000 from the issuance of debt related to the purchase of equipment and draw downs from lines of credit.

•	We paid down debt of $1,448,000 primarily related to our lines of credit and losses.

As of March 31, 2005, we have approximately $1.6 million in cash and cash equivalents. We estimate that $15.2 million in debt and capital lease payments will be required to be paid, rescheduled, or renegotiated over the next twelve months.

At March 31, we were in default on an outstanding line of credit of $3.0 million. A forbearance has been received through June 30, 2005. We are also in default on $8.3 million of senior subordinated debt and $4.4 million of other subordinated debt. Our senior subordinated debt holders have provided a forbearance through June 30, 2005 which will be extended through August 31, 2005 if, in the lenders’ reasonable discretion, they are satisfied with the company’s progress in obtaining new financing and with the Company’s financial condition. Other subordinated lenders have agreed to subordinate repayment of their debt to that of the senior subordinated debt lenders.

Management believes that it will improve the Company’s operating performance in 2005 based on actions taken to improve efficiencies, reduce operating costs and increase sales. However, if the company is unable to renegotiate the terms of its existing debt for which it is out of compliance or if the company is unable to raise sufficient additional capital through debt and equity offerings, liquidity problems will cause the company to curtail operations, liquidate or sell assets or entities or pursue other actions that could adversely effect future operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

On March 28, 2005, the Company announced that it had retained an investment banker to assist in obtaining financing and to evaluate and advise the board regarding strategic alternatives, including the sale of all or part of the company.

The facilities-based teleconferencing service business is a capital intensive business. Our operations have required and may continue to require capital investment for: (i) the purchase and installation of conferencing bridges and other equipment in existing bridging networks and additional bridging networks to be constructed in new service areas; and (ii) the evolution of the platform to support new products, services and technologies. Capital expenditures will depend on our results from operations and are anticipated to be fairly steady for the balance of the year. Our expected capital expenditures include: (i) expenditures with respect to our management information system and corporate service support infrastructure and (ii) operating and administrative expenses with respect to new bridging platforms, and networks. Also included in anticipated capital expenditures is the required purchase of $1.2 million of bridging equipment under an existing purchase agreement.

We plan to make ongoing capital investments in connection with plans to construct and develop new bridging networks, as well as for technology upgrades.

Any significant expansion will depend upon our financial condition and the availability of adequate financing.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the Company’s exposure to market risk from those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Item 4.	Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d - 15(e) under the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on the evaluation and communication from Hein & Associates LLP to our Audit Committee in April, 2005 that identified a material weakness, our chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures are not effective.

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

Due to this material weakness, the Company, in preparing its financial statements for the quarter ended March 31, 2005, performed additional analysis and other post close procedures to ensure that such financial statements were stated fairly in all material respects in accordance with U.S. generally accepted accounting principles.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation of internal control that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

However, given the subsequent identification of the above material weakness, the Company has decided on a course of action that the company believes is reasonably assured of remediating this material weakness. This includes the hiring of additional experienced accounting staff to provide sufficient time and resources to review the consolidation and supporting financial statement disclosure schedules independent of the preparer, and to research accounting pronouncements applicable to the Company’s financial statements and underlying disclosures. It also includes establishing corrective review procedures.

Item 5.	Other Information

From April 28, 2005 to May 11, 2005, ACT Teleconferencing, Inc. entered into agreements with certain of its executive officers providing for severance payments to be made to the executives in the event of termination of each executive’s employment with the company under certain circumstances.

The company executed such agreements with Edward J. Bernica, Vice President and Chief Financial Officer; Mark K. Kelly, Vice President Technology and Chief Technology Officer; Kenneth J. Knopp, Vice President Global Operations; and Paul E. Pearson, Vice President Sales & Business Development. The agreements provide that, in the event the executive is demoted or forced to relocate outside of a geographic area defined in the agreement, or his employment is involuntarily terminated, in any such case within 12 months of a change in control of ACT, the executive shall be paid a lump sum severance payment equal to nine months of the executive’s then current base salary, plus a pro-rated amount of any additional compensation to which the executive is eligible under any then-existing bonus or wage-based incentive plan. The agreements also provide that in the event of any such resignation or termination following a change in control of ACT, the vesting date of any options previously granted to the executive will be accelerated by one year, and the executives will also be entitled to an additional lump sum payment equal to one month of salary for each year of such executive’s service with ACT or with any company previously acquired by ACT. To promote continuity in the position of Chief Financial Officer, the severance agreement with Mr. Bernica provides that in the event he decides to resign from the company he will provide the company with six months’ notice of his resignation from the company, and that upon conclusion of the notice period he will be paid an additional six months salary, whether or not there has been a change in control of ACT.

For purposes of the agreements, a change in control of the company shall be deemed to have occurred in the event that any individual or group which presently owns less than 5% of ACT’s issued and outstanding common stock becomes the owner of more than 20% of its issued and outstanding common stock, or in the event of any change in composition of ACT’s Board of Directors such that the majority of the Board is comprised of directors who are not currently serving on the Board.

Item 6(a).	Exhibits:

Exhibit 10.1	Form of Executive Severence Agreement. (filed herewith)

Exhibit 31.1	Rule 13a-14 certification of Chief Executive Officer (filed herewith)

Exhibit 31.2	Rule 13a-14 certification of Chief Financial Officer/principal financial officer (filed herewith)

Exhibit 32.1	Section 1350 certification of Chief Executive Officer (filed herewith)

Exhibit 32.2	Section 1350 certification of Chief Financial Officer/principal financial officer (filed herewith)

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACT TELECONFERENCING, INC.

DATE: May 16, 2005	By:	/s/ Edward J. Bernica
Edward J. Bernica
Chief Financial Officer
Principal Financial Officer