Form 10-Q
period 2005-06-30
ACT TELECONFERENCING INC
filed 2005-08-15
CIK 918709

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2005

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 12, 2005, 16,761,562 shares of the issuer’s common stock were outstanding.

ACT TELECONFERENCING, INC.

FORM 10-Q

PART I – Financial Information

ACT Teleconferencing, Inc.

Consolidated Balance Sheets

In thousands (000s) except for share data	June 30, 2005 (unaudited)	December 31, 2004 *
Assets
Current assets:
Cash and cash equivalents	$1,432	$2,740
Accounts receivable (net of allowance for doubtful accounts of $408 and $413 in 2005 and 2004, respectively)	8,234	8,394
Prepaid expenses and other current assets	1,468	1,125

Total current assets	11,134	12,259
Equipment:
Telecommunications equipment	22,016	22,348
Software	7,524	7,335
Office equipment	11,531	12,030
Less: accumulated depreciation	(26,196)	(25,310)

Total equipment – net	14,875	16,403
Other assets:
Goodwill	8,142	8,428
Other intangible assets (net of accumulated amortization of $1,622 and $1,548 in 2005 and 2004, respectively)	299	521
Investments	100	100
Other long term assets	725	661

Total assets	$35,275	$38,372

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$3,783	$3,869
Accrued liabilities	5,925	4,942
Current debt due to a related party	3,949	4,098
Current portion of debt	11,067	11,478
Capital lease obligations due in one year	311	450
Income taxes payable	548	414

Total current liabilities	25,583	25,251
Long-term debt	515	71
Capital lease obligations due after one year	4	130
Deferred income taxes	352	249
Shareholders’ equity:
Common stock, no par value; 50,000,000 shares authorized; 16,761,562 and 16,661,562 shares issued and 16,679,662 and 16,579,662 outstanding in 2005 and 2004, respectively	51,418	51,049
Treasury stock, at cost (81,900 shares)	(241)	(241)
Unearned compensation	(146)	(146)
Accumulated deficit	(46,771)	(42,836)
Accumulated other comprehensive income	4,561	4,845

Total shareholders’ equity	8,821	12,671

Total liabilities and shareholders’ equity	$35,275	$38,372

See accompanying notes to consolidated financial statements.

*	Amounts are derived from the audited financial statements for the year ended December 31, 2004.

ACT Teleconferencing, Inc.

Statements of Operations

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
In thousands (000s) except for per share amounts	2005	2004	2005	2004
Net revenues	$13,219	$13,601	$26,250	$27,597
Cost of services	8,039	8,642	16,391	17,124

Gross profit	5,180	4,959	9,859	10,473
Selling, general and administration expense	4,864	6,004	9,839	11,431
Restructuring costs	904	—	1,735	—
Provision for loss on related party receivable	306	—	306	—

Operating loss	(894)	(1,045)	(2,021)	(958)
Other income (expenses)
Interest expense, net	(685)	(752)	(1,378)	(1,342)
Foreign currency loss	(70)	(60)	(139)	(151)
Gain on extinguishment of note payable	—	—	—	261

Loss before income taxes	(1,649)	(1,857)	(3,538)	(2,190)
Provision for income taxes	(267)	(72)	(397)	(141)

Net loss	$(1,916)	$(1,929)	$(3,935)	$(2,331)

Weighted average number of shares outstanding —basic and diluted	16,761,562	14,835,276	16,761,010	14,199,212

Loss per share — basic and diluted	$(0.11)	$(0.13)	$(0.23)	$(0.16)

See accompanying notes to consolidated financial statements.

ACT Teleconferencing, Inc.

Consolidated Statements of Shareholders’ Equity

(Unaudited)

In Thousands (000s) – except for share data	Common stock		Treasury stock	Unearned compensation	Accumulated deficit	Accumulated other comprehensive income (loss)	Comprehensive loss	Total
	Shares	Amount
Balance at January 1, 2005	16,661,562	$51,049	$(241)	$(146)	$(42,836)	$4,845		$12,671
Value of stock issued to employees and directors as compensation	100,000	63						63
Reserve against receivable from related party for capital stock purchase		306						306
Comprehensive loss
Net loss					$(3,935)		$(3,935)	(3,935)
Other comprehensive loss, net of tax
Foreign currency translation						(284)	(284)	(284)

Comprehensive Loss							$(4,219)

Balance at June 30, 2005	16,761,562	$51,418	$(241)	$(146)	$(46,771)	$4,561		$8,821

See accompanying notes to consolidated financial statements.

ACT Teleconferencing, Inc.

Consolidated Statements of Cash Flow

(Unaudited)

	For the six months ended June 30
In thousands (000s)	2005	2004
Operating activities
Net (loss)	$(3,935)	$(2,331)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation	2,171	2,569
Impairment and loss on disposal of assets	118	—
Provision for possible loss on related party note receivable	306	—
Amortization of intangibles	196	196
Amortization of debt costs	492	641
Deferred income taxes	115	31
Shares issued for consulting fees and employee service	63	374
Foreign Currency Transaction (Gain)/Loss	139	151

Cash flow before changes in operating assets and liabilities:	(335)	1,631
Changes in operating assets and liabilities:
Accounts receivable	(95)	1,628
Prepaid expenses and other assets	(589)	(481)
Accounts payable	45	(1,527)
Deferred Income	(82)	(613)
Accrued liabilities	1,234	(1,109)
Income taxes payable	167	(9)

Net cash provided by (used for) operating activities	345	(480)
Investing activities
Equipment purchases	(1,005)	(990)

Net cash used for investing activities	(1,005)	(990)
Financing activities
Net proceeds from the issuance of debt and warrants associated with debt	382	146
Repayments of debt and capital leases	(980)	(3,081)
Net proceeds (payments) from the issuance (purchase) of common stock	—	5,381
Net proceeds from issuance of warrants	—	137

Net cash (used for) provided by financing activities	(598)	2,583
Effect of exchange rate changes on cash	(50)	(118)

Net (decrease) increase in cash and cash equivalents	(1,308)	995
Cash and cash equivalents beginning of period	2,740	1,726

Cash and cash equivalents end of period	$1,432	$2,721

Supplemental Information:
Cash Paid for
Interest	902	701
Income Taxes	—	61

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

Basis of Presentation and Significant Accounting Policies

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three-month period ending June 30, 2005, are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. For further information, refer to the financial statements and footnotes included in our annual report on Form 10-K/A for the year ended December 31, 2004, and its amendments and subsequent filings.

Certain prior year amounts have been reclassified to conform to the current year presentation.

ACT Teleconferencing, Inc. is also referred to in this document as “the Company,” “we,” and “our.”

The consolidated financial statements include the accounts of ACT Teleconferencing, Inc., and its wholly-owned domestic and worldwide subsidiaries. Significant intercompany accounts and transactions have been eliminated.

The financial statements do not include any adjustments that could be required if the Company were unable to refinance debt or continue as a going concern. The Company has incurred substantial losses, which have strained its financial resources. If substantial losses continue, if the Company is unable to successfully renegotiate the terms of its existing debt for which it is out of compliance or if the Company is unable to raise sufficient additional capital through debt and equity offerings, liquidity problems will cause the Company to curtail operations, liquidate or sell assets or entities or pursue other actions that could adversely affect future operations. These factors have raised doubts about the Company’s ability to continue as a going concern.

Management believes that it will improve the Company’s operating performance in 2005 based on actions that have been taken and the following considerations:

•	A major restructuring effort began in late 2004 to move from a geographic to a functional management structure in order to drive revenue growth, obtain operating efficiencies and achieve cost reductions. This restructuring, which targets underperforming business units and includes the consolidation of operating centers in both Europe and North America, was on schedule as of June 30, 2005, and is expected to result in annual savings of approximately $3.0 million.

•	Growth is expected in the audio segment of the business. Rapid growth under a major audio outsourcing contract which runs through 2006 is expected to continue.

•	Additional resources have been devoted to expanding the Company’s sales effort. This increased sales focus and work force is expected to result in increased sales.

On June 30, 2005, we entered into an agreement with Dolphin Direct Equity Partners, LP (“Dolphin”) to sell up to 160,000 shares of the Company’s newly-created Series AA convertible preferred stock for an aggregate purchase price of $16.0 million. We have scheduled a special shareholders’ meeting for August 15, 2005 to seek approval of the transaction. Assuming the transaction receives shareholder approval, an initial closing will occur at which we will issue 80,400 shares of preferred stock for $8.0 million in proceeds, and certain existing shareholders with participation rights may elect to purchase up to an additional 39,063 shares. In addition, on July 15, 2005, we entered into a loan agreement with Dolphin for interim financing in the amount of $1.5 million to be used primarily for working capital purposes. The proceeds of the $16.0 million preferred stock financing will be used as follows: Approximately $11.1 million to pay off the subordinated debt, $1.5 million to repay the bridge loan from Dolphin, $1.0 million in fees, and $2.4 million in additional working capital.

At June 30, 2005, we were in default on the outstanding balance of our $3.0 million line of credit. A forbearance has been received through August 31, 2005 based on the Dolphin agreement. We are still required to be in compliance with the minimum cash income covenant, with which we were in compliance on June 30, 2005. We were also in default on $8.3 million of senior subordinated debt and $3.5 million of other subordinated debt. Our senior subordinated debt holders have provided a forbearance through August 31, 2005, with an extension through October 31, 2005 upon the initial closing on the agreement with Dolphin. Other

ACT Teleconferencing, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

subordinated lenders have agreed to subordinate repayment of their debt to that of the senior subordinated debt lenders. As part of the forbearance agreements, we have agreed to pay off the senior subordinated debt and other subordinated debt, adjusted for an agreed-upon discount of approximately $650,000.

Goodwill

Goodwill represents the excess of purchase price over tangible and other intangible assets acquired less liabilities assumed arising from business combinations. As per Statement of Financial Accounting Standards (“SFAS”) No. 142, titled “Goodwill and Other Intangible Assets” (“SFAS 142”), goodwill is not being amortized, but is tested for impairment at least annually, or when circumstances indicate the value of goodwill may be less than its carrying value.

Goodwill impairment charges totaling $13.6 million were taken in December 2004. No charges have been taken against goodwill in 2005.

Foreign Currency Conversion

The Company and its U.S. subsidiaries use the U.S. dollar as their functional currency and the Company’s international subsidiaries use their local currencies as their respective functional currencies. Financial statements of foreign subsidiaries are translated into U.S. dollars at current rates, except that revenues, costs and expenses are translated at average exchange rates effective during the year. The effect of translating the financial statements of the Company’s foreign subsidiaries into U.S. Dollars has been included in accumulated other comprehensive income in stockholders’ equity as a foreign currency translation adjustment.

Intercompany transactions between the Company and its foreign subsidiaries are billed at the foreign currency exchange rate in effect at the beginning of each month. Payments on intercompany accounts are settled using spot rates in effect at the date of settlement. Gains and losses resulting from these foreign currency transactions are included in the consolidated statement of operations.

Internal Use Software

We capitalize costs of materials, consultants, and payroll and payroll-related costs which are incurred in developing internal-use computer software, beginning once the application development stage is attained and continuing until the post-implementation/operation stage is achieved. Costs incurred prior to and after the establishment of the application development stage are charged to general and administrative expenses. We capitalized internal use software costs of $220,000 and $371,000 for the six months ended June 30, 2005 and 2004, respectively.

Stock Compensation

We have stock plans under which stock options, stock appreciation rights, restricted stock or deferred stock may be granted to officers, key employees and non-employee directors. Employees may also participate in an employee stock purchase plan which allows them to purchase shares through payroll deductions on favorable terms. We have elected to apply APB Opinion No. 25, “Accounting for Stock Issued to Employees” for measurement and recognition of stock-based transactions with our employees and directors. If we had elected to recognize compensation costs for our stock-based transactions based on the fair value of the options method prescribed by SFAS No. 123, the net loss and net loss per share would have been as shown below:

	For the Three Months Ended June 30		For the Six Months Ended June 30
In thousands (000s) except for per share amounts	2005	2004	2005	2004
Net loss	$(1,916)	$(1,929)	$(3,935)	$(2,331)
Net loss per share	$(0.11)	$(0.13)	$(0.23)	$(0.16)
Amortization of estimated fair value of stock options under SFAS 123	$(124)	$(124)	$(262)	$(328)
Adjusted net loss	$(2,040)	$(2,053)	$(4,197)	$(2,659)
Adjusted net loss per share	$(0.12)	$(0.14)	$(0.25)	$(0.19)

ACT Teleconferencing, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

2. Restructuring Charges and Other

We began a major restructuring in late 2004 to obtain operating efficiencies and achieve cost reductions. It includes the consolidation of operating centers in both Europe and North America. During the first half of 2005, we recognized $1.7 million of operating costs related to restructuring. This consists of $933,000 for lease abandonment costs, $578,000 for severance and other labor related costs, and $224,000 for other costs. Additional restructuring activities and related restructuring costs of approximately $300,000 are planned for the second half of 2005.

During the second quarter of 2005, we also recorded a $306,000 provision for a possible loss on a note receivable from a related party for a capital stock purchase (see “Note 6. Related Party Receivable”).

3. Litigation

We are engaged in legal proceedings such as debt collection and employee dispute and arbitration. These are in the normal course of business and no current proceedings are deemed material to the business.

4. Earnings Per Share

The conversion of outstanding options and warrants has no impact on the calculation of earnings per share because they are antidilutive. Total outstanding warrants and vested options on June 30, 2005 were 6,246,055 and 1,460,514, respectively.

5. Business Segment Analysis

Our decisions on resource allocation and performance assessment are primarily based on the market potential of each regional operating location. Each of the locations offers the same products and services, has similar customers and equipment, and is managed directly by our executives.

The following summary provides financial data for our operating segments for the three and six-month periods ended June 30, 2005 and June 30, 2004:

	For the three months ended June 30, 2005					For the six months ended June 30, 2005
Product Segment	Audio	Video	Subtotal	Corporate	Total	Audio	Video	Subtotal	Corporate	Total
(in thousands 000s)
Net revenues	$10,359	$2,860	$13,219	$—	$13,219	$20,227	$6,023	$26,250	$—	$26,250
Restructuring and other charges	52	852	904	306	1,210	646	1,080	1,726	315	2,041
Income / (loss) before tax	204	(1,137)	(933)	(716)	(1,649)	(797)	(1,758)	(2,555)	(983)	(3,538)
Depreciation and amortization	866	145	1,011	160	1,171	1,739	306	2,045	322	2,367
Total assets	26,465	6,976	33,441	1,834	35,275	26,465	6,976	33,441	1,834	35,275

	For the three months ended June 30, 2004					For the six Months ended June 30, 2004
Product Segment	Audio	Video	Subtotal	Corporate	Total	Audio	Video	Subtotal	Corporate	Total
(in thousands 000s)
Net revenues	$9,521	$4,080	$13,601	$—	$13,601	$19,233	$8,364	$27,597	$—	$27,597
Restructuring and other charges	—	—	—	—	—	—	—	—	—	—
Loss before tax	(1,022)	(681)	(1,703)	(154)	(1,857)	(572)	(459)	(1,031)	(1,159)	(2,190)
Depreciation and amortization	915	249	1,164	229	1,393	1,802	513	2,315	450	2,765
Total assets	31,781	17,527	49,308	2,835	52,143	31,781	17,527	49,308	2,835	52,143

ACT Teleconferencing, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

The following summary provides financial data for significant geographic markets in which we operate:

	For the three months ended June 30, 2005				For the six months ended June 30, 2005
Geographic Area	North America	Europe	Asia Pacific	Total	North America	Europe	Asia Pacific	Total
(in thousands 000s)
Net revenues	$7,830	$4,028	$1,361	$13,219	$15,976	$7,723	$2,551	$26,250
Long-lived assets	14,381	6,333	2,602	23,316	14,381	6,333	2,602	23,316

	For the three months ended June 30, 2004				For the Six months Ended June 30, 2004
Geographic Area	North America	Europe	Asia Pacific	Total	North America	Europe	Asia Pacific	Total
(in thousands 000s)
Net revenues	$8,194	$3,808	$1,599	$13,601	$16,150	$7,973	$3,474	$27,597
Long-lived assets	19,577	14,096	4,497	38,170	19,577	14,096	4,497	38,170

For the six months ended June 30, 2005, the United States comprised approximately 50% of total company revenue and 83% of total North American revenue. The United Kingdom comprised approximately 24% of total company revenue and 83% of total European revenue. Canada comprised approximately 10% of total company revenue and 17% of North American revenue. Australia comprised approximately 7% of total company revenue and 77% total Asia Pacific revenue.

Our largest customer accounted for 17% and 13% of consolidated revenues and our second largest customer accounted for 5% and 9% of consolidated revenues for the six months ended June 30, 2005 and 2004, respectively.

6. Related Party Receivable

In July 2001 and subsequently in July 2002, the board of directors authorized a loan, with recourse, to one of its officers for a total amount of $466,757. The purpose of this loan was to assist the officer in exercising stock options. This loan is secured by a general pledge of personal assets of the officer, bears interest at 6%, and matures on November 1, 2006. The shares issued upon exercise of the stock options are recorded in shareholders’ equity but this transaction had no financial effect on shareholders’ equity as the loan is offset by the amounts recorded to common stock resulting from the exercise of the options. During the three months ended June 30, 2005, it was determined that the principal collateral of common stock had a valuation significantly below the value of the receivable. Accordingly, a provision of $306,000 was recorded for a possible loss on collection of the note receivable.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

This quarterly report on Form 10-Q contains certain forward-looking statements that involve risks and uncertainties. These statements refer to objectives, expectations, intentions, future events, or our future financial performance, and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, level of activity, performance, or achievements to be materially different from any results expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by words such as “may,” “will,” “should,” “could,” “expects,” “anticipates,” “intends,” “plans,” “believe,” “estimates,” “predicts,” “potential,” and similar expressions. Our actual results could differ materially from those included in forward-looking statements. All forward-looking statements herein are qualified in their entirety by information set forth in our annual report on Form 10-K for the year ended December 31, 2004 under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Factors.”

Business Operations

Significant restructuring activities took place during the first six months of 2005. These included the consolidation of operating centers in both Europe and North America, and a net workforce reduction of approximately 25 people, or 7% of the worldwide workforce, from December 2004 to June 2005. Related restructuring costs were $1.7 million - $933,000 for lease abandonment costs, $578,000 for severance and other labor related costs, and $224,000 for other costs. There were no restructuring costs recognized during the first half of 2004. Additional restructuring activities and related restructuring costs of approximately $300,000 are planned for the second half of 2005. Total savings upon completing restructuring are estimated at approximately $3.0 million annually. Additional savings cost reductions and efficiencies are being implemented on an ongoing basis.

Risks associated with achieving these results are outlined in our Annual Report on Form 10-K for the year ended December 31, 2004 under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Factors.” Among the most significant of these is the risk of obtaining sufficient financing in a timely manner to restructure the balance sheet and fund additional growth.

For the six months ended June 30, 2005, our revenue was $26.3 million; a decline of $1.3 million, or 5%, from the $27.6 million recognized for the same period in 2004. This decrease is due to a $2.3 million reduction in video conferencing revenue which reflects a $750,000 reduction in video equipment revenue as well as an overall contraction in videoconferencing industry revenues. This was partially offset by a $1.0 million increase in audio conferencing revenue. Excluding recognition of $822,000 in noncash deferred audio conferencing revenue in the first half of 2005, audio conferencing revenue increased by 10%.

Gross profit decreased by 6% to $9.9 million for the six months ended June 30, 2005, compared to $10.5 million for the same period of the prior year. The gross margin remained the same at 38% of net revenues for the six months ended June 30, 2005 and 2004.

The net loss for the six months ended June 30, 2005 was $3.9 million, compared with a net loss of $2.3 million for the same period of 2004. The increased loss was caused by the restructuring costs of $1.7 million during 2005.

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

Operating components as a percentage of sales

The following table outlines certain items in our income statement as a percentage of sales:

	Three months ended June 30,		Six Months ended June 30,
	2005	2004	2005	2004
Net revenues	100%	100%	100%	100%
Cost of services	61	64	62	62

Gross profit	39	36	38	38
Selling, general and administrative expense	37	44	38	41
Restructuring costs	7	0	7	0
Provision for loss on related party receivable	2	0	1	0

Operating loss	(7)	(8)	(8)	(3)
Interest expense, net	5	5	5	5
Gain on elimination of note payable	0	0	0	1

Loss before income taxes	(12)	(13)	(13)	(7)
Provision for income taxes	2	1	2	1

Net loss	(14)	(14)	(15)	(8)

Revenue Trends

The following table shows quarterly revenue trends by major product segment:

($ 000s)	Q2 2005	Q1 2005	Q4 2004	Q3 2004	Q2 2004	Q1 2004
Audio conferencing services	$10,303	$9,832	$9,570	$9,096	$9,094	$9,242
Other audio conferencing	56	36	663	561	427	470

Audio conferencing subtotal	10,359	9,868	10,233	9,657	9,521	9,712

Videoconferencing	2,860	3,163	3,024	3,029	4,080	4,284

Total	$13,219	$13,031	$13,257	$12,686	$13,601	$13,996

Total audio conferencing minutes (in millions)	77.5	71.5	67.8	63.6	62.6	58.7

Significant Accounting Policies

Our critical accounting policies have not changed from those reported in Management’s Discussion and Analysis of Financial Condition and Significant Accounting Policies in our Annual Report on Form 10-K for the year ending December 31, 2004.

Significant Business Activities

Automated Conferencing – The trend toward increased use of conferencing has been accompanied by continued demand for lower-priced, lower-cost automated conferencing services. Accordingly, as demand for teleconferencing continues to increase, we expect part of our revenue growth to be generated through increased volumes of automated services. The industry is also seeing a shift within automated conferencing from a reserved automated service to a reservation-less automated service. Both trends result in lower average revenue and costs per minute. This trend has also resulted in increased price competition that impacts gross margins.

Significant Customers – For the six months ended June 30, 2005, our two largest customers accounted for 17% and 5% of our revenues, respectively.

International Operations – International net revenue comprised 50 percent and 49 percent of our revenues in the first half of 2005 and 2004, respectively, and we anticipate that international sales will continue to account for a significant portion of our consolidated revenue. International conferences that are initiated outside the United States are denominated in local currency; similarly, operating costs for such conferences are incurred in local currencies. Our three largest international locations, based on total revenue, are the United Kingdom, Canada, and Australia, comprising 24%, 10% and 7% of our total revenue, respectively. Our international locations operate under local laws and regulations, and to our knowledge are in compliance with these laws and regulations.

Results of Operations

Six Months Ended June 30, 2005 compared to Six Months Ended June 30, 2004

Net Revenues. Net revenues decreased by 5% to $26.3 million for the six months ended June 30, 2005, compared to $27.6 million for the six months ended June 30, 2004.

Audio conferencing revenues were $20.2 million for the six months ended June 30, 2005 compared to $19.2 million for the same period of 2004. This increase is due to increased operator attended and automated conferencing, partially offset by lower average revenue per minute due to increased price competition. Audio conferencing accounted for 77% and 70% of our revenues for the six months ended June 30, 2005 and 2004, respectively. Excluding $822,000 in noncash deferred audio conferencing revenue recognized in the first half of 2004, audio conferencing revenue increased by 10%, as follows:

($000’s)	U.S. GAAP Revenue	Noncash Revenue	Revenue Excl. Noncash Portion
2005	$20,227		$20,227
2004	19,233	$822	18,411

US$ increase	$994		$1,816
% Increase	5%		10%

Videoconferencing revenue decreased by 29% to $6.0 million from $8.4 million and comprised 23% and 30% of total revenues for the six months ended June 30, 2005 and 2004, respectively. This decrease reflects a $750,000 reduction in one time video equipment revenue as well as an overall contraction in service revenues for the videoconferencing industry.

For the six months ended June 30, 2005, North America, Europe and Asia Pacific, our three primary geographic markets, generated 60%, 30% and 10% of total revenue, respectively. This compares with 58%, 29% and 13% for North America, Europe and Asia Pacific, respectively, for the same period of 2004.

Cost of Services. Cost of services decreased from $17.1 million and 62% of revenue for the six months ended June 30, 2004, to $16.4 million and 62% of revenue for the six months ended June 30, 2005.

Gross Profit. Gross profit decreased by 6% to $9.9 million for the six months ended June 30, 2005, compared to $10.5 million for the same period of the prior year. The gross margin remained the same at 38% of net revenues for the six months ended June 30, 2005 and 2004.

Selling, General and Administrative Expense. Selling, general and administrative expense for the six months ended June 30, 2005 was $9.8 million, or 38% of net revenues, compared to $11.4 million or 41% of net revenues for the same period of 2004. The decrease is due to cost cutting during the fourth quarter of 2004 and the first half of 2005, which consisted primarily of workforce reductions, as well as our focus on maintaining overhead costs at a stable level. These cost reductions were partially offset by Sarbanes Oxley compliance costs during the period.

Restructuring and Other Charges. Restructuring costs during the first six months of 2005 were $1.7 million. These costs related primarily to consolidating our operating centers in Europe and North America. They consisted of $933,000 for lease abandonment, $578,000 for severance and other labor related expenses, and $224,000 for other costs. We recognized no restructuring costs during the first half of 2004.

During the second quarter of 2005, we also recorded a $306,000 provision for a possible loss on a note receivable from a related party for a capital stock purchase (see “Note 6. Related Party Receivable”).

Interest Expense. Net interest expense increased by 3% from $1.3 million for the six months ended June 30, 2004 to $1.4 million for the six months ended June 30, 2005.

Provision for Income Taxes. Income taxes increased to $397,000 during the first six months of 2005, from $141,000 during the first half of 2004. These taxes are primarily due to taxable income in our Canada and United Kingdom affiliates. Income tax payments in other countries are expected to be insignificant due to domestic and international tax loss carry-forwards.

Net Loss. The net loss for the six months ended June 30, 2005 was $3.9 million, compared with a net loss of $2.3 million for the same period of 2004. The increased loss was caused by the restructuring costs of $1.7 million in 2005.

Three Months Ended June 30, 2005 compared to Three Months Ended June 30, 2004

Net Revenues. Net revenues decreased by 3%, to $13.2 million for the three months ended June 30, 2005, compared to $13.6 million for the three months ended June 30, 2004.

Audio conferencing revenues were $10.4 million for the three months ended June 30 2005, compared to $9.5 million for the three months ended June 30, 2004. This increase is due to increased operator attended and automated conferencing, partially offset by lower revenue per minute due to increased price competition. Audio conferencing accounted for 78% and 70% of our revenues for the three months ended June 30, 2005 and 2004, respectively. Excluding $411,000 in noncash deferred audio conferencing revenue recognized in the three months ended June 30, 2004, audio conferencing revenue increased by 14% as follows:

($000’s)	U.S. GAAP Revenue	Noncash Revenue	Revenue Excl. Noncash Portion
2005	$10,359		$10,359
2004	9,521	$411	9,110

US$ Increase	$838		$1,249
% Increase	9%		14%

Videoconferencing revenue decreased by 30% from $4.1 million to $2.9 million, and comprised 22% and 30% of total net revenues for the three months ended June 30, 2005 and 2004, respectively. This decrease is primarily due to an overall contraction in service revenues for the videoconferencing industry.

For the three months ended June 30, 2005, North America, Europe and Asia Pacific, our three primary geographic markets, generated 59%, 31% and 10% of total revenue, respectively. This compares with 2004 revenues for the same period of 60%, 28% and 12% for North America, Europe and Asia Pacific, respectively.

Cost of Services. Cost of services decreased from $8.6 million and 64% of revenue for the three months ended June 30, 2004, to $8.0 million and 61% of revenue for the three months ended June 30, 2005. This decrease is mainly due to cost cutting measures taken during the fourth quarter of 2004 and the first half of 2005.

Gross Profit. Gross profit increased to $5.2 million for the three months ended June 30, 2005, compared to $5.0 million for the same period of the prior year. Gross margin increased from 36% of net revenues for the three months ended June 30, 2004, to 39% for the three months ended June 30, 2005.

Selling, General and Administrative Expense. Selling, general and administrative expense for the three months ended June 30, 2005 was $4.9 million, or 37% of net revenues, compared to $6.0 million or 44% of net revenues for the same period of 2004. The decrease is due to cost cutting during late 2004 and the first half of 2005, which consisted primarily of workforce reductions, as well as our focus on maintaining overhead costs at a stable level. These reduced expenses were partially offset by Sarbanes Oxley compliance costs incurred during 2005.

Restructuring and Other Charges. Restructuring costs during the three months ended June 30, 2005 were $904,000. These costs related primarily to consolidating our operating centers in Europe and North America. They consisted of $678,000 for lease abandonment, $96,000 for severance and other labor related expenses, and $130,000 for other costs. We recognized no restructuring costs during the first quarter of 2004.

During the second quarter of 2005, we also recorded a $306,000 provision for a possible loss on a note receivable from a related party for a capital stock purchase (see “Note 6. Related Party Receivable”).

Interest Expense. Net interest expense decreased by 9% from $752,000 for the three months ended June 30, 2004 to $685,000 for the three months ended June 30, 2005.

Provision for Income Taxes. Income taxes increased to $267,000 for the three months ended June 30, 2005, compared to $72,000 for the same period of 2004. These taxes are primarily due to taxable income in our Canada and United Kingdom affiliates. Income tax payments in other countries are expected to be insignificant due to domestic and international tax loss carry-forwards.

Net Loss. The net loss for the three months ended June 30, 2005 compared to the same period of 2004 remained the same at $1.9 million.

Liquidity and Capital Resources

During the six months ending June 30, 2005, we received and used cash proceeds as follows:

•	$345,000 of net cash was provided by operating activities. This consists of $335,000 used in operations before changes in operating assets and liabilities, and $680,000 provided from changes in such assets and liabilities as detailed in the Statements of Cash Flows.

•	Net cash used in investing activities was $1.0 million due to purchases of equipment and software.

•	We used $598,000 for financing activities due to repayments of debt and capital leases, partially offset by additional draws against our lines of credit.

As of June 30, 2005, we had approximately $1.4 million in cash and cash equivalents.

At June 30, 2005, we were in default on the outstanding balance of our $3.0 million line of credit. A forbearance has been received through August 31, 2005 based on the Dolphin agreement. We are still required to be in compliance with the minimum cash income covenant, with which we were in compliance on June 30, 2005. We were also in default on $8.3 million of senior subordinated debt and $3.5 million of other subordinated debt. Our senior subordinated debt holders have provided a forbearance through August 31, 2005, with an extension through October 31, 2005 upon the initial closing on the agreement with Dolphin. Other subordinated lenders have agreed to subordinate repayment of their debt to that of the senior subordinated debt lenders. As part of the forbearance agreements, we have agreed to pay off the senior subordinated debt and the other subordinated debt, as adjusted for an agreed-upon discount of approximately $650,000.

Management believes that it will improve the Company’s operating performance in 2005 as a result of the benefits from restructuring and other actions taken to improve efficiencies, reduce operating costs and increase sales. However, if the Company is unable to renegotiate the terms of its existing debt for which it is out of compliance or if the Company is unable to raise sufficient additional capital through debt and equity offerings, liquidity problems will cause the Company to curtail operations, liquidate or sell assets or entities or pursue other actions that could adversely effect future operations. These factors have raised substantial doubt about the Company’s ability to continue as a going concern.

On June 30, 2005, we entered into an agreement with Dolphin to sell 160,000 shares of newly-created Series AA preferred stock for an aggregate purchase price of $16.0 million, as described more fully in “PART II – Item 3. Unregistered Sales of Equity Securities and Use of Proceeds.” The completion of this financing is dependent upon shareholder approval, which management is confident it will receive at the August 15, 2005 special shareholders’ meeting. In addition, Dolphin made a $1.5 million bridge loan to the Company in July 2005 for working capital purposes in advance of the initial closing. The proceeds of the $16.0 million preferred stock financing will be used as follows: Approximately $11.1 million to repay debt, $1.5 million to repay the bridge loan from Dolphin, $1.0 million in fees, and $2.4 million in additional working capital.

Capital expenditures are anticipated to be fairly steady for the balance of the year. They are mainly made for expansion, enhancements or upgrades of existing capacity and will depend on our results from operations. Included in anticipated capital expenditures is the purchase of $1.2 million of bridging equipment by the end of 2006. This is required under an existing purchase agreement.

The facilities-based teleconferencing service business is a capital intensive business. Our operations have required and may continue to require capital investment for: (i) the purchase and installation of conferencing bridges and other equipment in existing bridging networks, and additional bridging networks to be constructed in new service areas; and (ii) the evolution of the platform to support new products, services and technologies. Our expected capital expenditures include: (i) expenditures with respect to our management information system and corporate service support infrastructure and (ii) operating and administrative expenses with respect to new bridging platforms, and networks.

We plan to make ongoing capital investments in connection with plans to construct and develop new bridging networks, as well as for technology upgrades.

Any significant expansion will depend upon our financial condition and the availability of adequate financing.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our exposure to market risk from those described in our Annual Report on Form 10-K for the year ending December 31, 2004.

Item 4.	Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d - 15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on the evaluation and communication from Hein & Associates, LLP to our Audit Committee in April 2005 that identified a material weakness, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are not effective.

The material weakness identified was that review of the consolidated financial statements failed to detect the proper foreign currency translation adjustment as it relates to intangible assets. This appeared to be caused by an inadequate level of accounting staff to allow sufficient time for the accounting department to (i) perform a review of the consolidation and supporting financial statement disclosure schedules independent of the preparer and (ii) research all applicable accounting pronouncements as they relate to our financial statements and underlying disclosures.

Due to this material weakness, in preparing our financial statements for the quarter ended June 30, 2005, we performed additional analysis and other post close procedures to ensure that such financial statements were stated fairly in all material respects in accordance with U.S. generally accepted accounting principles.

Changes in Internal Controls over Financial Reporting

There were no changes in internal controls over financial reporting identified in connection with the evaluation of our internal controls that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

However, given the identification of the material weakness described above, we have decided on a course of action that we have begun, and that we believe is reasonably assured of remediating this material weakness. This includes the hiring of experienced accounting staff to provide sufficient time and resources to review the consolidation and supporting financial statement disclosure schedules independent of the preparer, and to research accounting pronouncements applicable to our financial statements and underlying disclosures. It also includes establishing corrective review procedures.

Part II – Other Information

Item 3.	Unregistered Sales of Equity Securities and Use of Proceeds

On June 30, 2005, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Dolphin Direct Equity Partners, LP and its assignees (“Dolphin”), pursuant to which the Company agreed to sell, and Dolphin agreed to purchase, up to 160,000 shares of our newly-created Series AA Convertible Preferred Stock (the “Preferred Stock”), with the final amount of Preferred Stock to be purchased by Dolphin dependent upon (i) the exercise, if any, of participation rights of certain existing investors in the Company to purchase up to one-third of the Preferred Stock; and (ii) completion by the Company of a rights offering to the Company’s existing shareholders to allow such shareholders to purchase up to 79,960 shares of the Preferred Stock (or 40,537 shares if existing investors as described above in (i), elect to fully exercise their participation rights). Completion of the transactions contemplated by the Purchase Agreement, as described in more detail below, is subject to the Company’s shareholders approving the issuance of the Preferred Stock.

In connection with the execution of the Purchase Agreement, the Company has agreed to issue warrants to purchase up to 9,000 additional shares of Preferred Stock to Belle Haven Investments, LP, one of the placement agents for the transactions. The warrants will be immediately exercisable at an exercise price of $100 per share of Preferred Stock, and expire on June 30, 2010. In addition, Dolphin and the Company have agreed to a bridge loan to be made by Dolphin to the Company in advance of the initial closing, in the amount of $1.5 million.

Each share of Preferred Stock will be convertible at the election of the holder into shares of the Company’s common stock by dividing the stated value of the Preferred Stock then outstanding by a conversion price, which will initially be $1.00. Therefore, the 160,000 shares of Preferred Stock to be issued to investors will initially be convertible into 16,000,000 shares of the Company’s common stock. The conversion price will be adjusted to reflect subdivisions or combinations of the Company’s common stock such as stock splits, stock dividends, recapitalizations or reverse splits. The conversion price will also be adjusted in the event the Company issues shares of common stock or common stock equivalents for per share consideration less than the conversion price then in effect, subject to certain exceptions. In the event of any merger, reorganization, sale of substantially all of the Company’s assets or similar transactions to which the Company is a party, each share of Preferred Stock then outstanding will become convertible only into the kind and amount of securities, cash and other property that is receivable upon the occurrence of such event by a holder of the number of shares of common stock that the shares of Preferred Stock were convertible into immediately prior to the event.

The stated value of each share of Preferred Stock will, on a quarterly basis, increase at the rate of 4.225% over the stated value then in effect, which rate of increase is subject to a one-time adjustment based on a function of diminished net asset value as of the initial closing date. Additionally, holders of Preferred Stock will be entitled to receive dividends paid on the Company’s common stock, if any, based on the number of shares of common stock into which such holder’s shares of Preferred Stock would be convertible at the time of such dividend. All dividends will be cumulative. Dividends will cease to accumulate in respect of shares of Preferred Stock on the date they are converted into shares of common stock.

The Company expects that the sale of Preferred Stock to Dolphin and the investors, if any, exercising participation rights to purchase shares of Preferred Stock, will be exempt from registration under the Securities Act of 1933 pursuant to Regulation D and Rule 506 promulgated thereunder. Each such purchaser is an accredited investor as defined in Regulation D, and the Company did not engage in any general solicitation or advertising with regard to the sale of Preferred Stock and has not offered shares of the Preferred Stock to the public.

Item 6.	Exhibits:

The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q or are incorporated by reference into this Quarterly Report on Form 10-Q:

Number	Description

Exhibit 10.1	Form of Securities Purchase Agreement (incorporated by reference, attached as exhibit 10.1 to our report on Form 8-K filed with the Securities and Exchange Commission on July 8, 2005, File No. 0-27560)

Exhibit 10.2	Thirteenth Waiver, Amendment and Forbearance Agreement (incorporated by reference, attached as exhibit 10.2 to our report on Form 8-K filed with the Securities and Exchange Commission on July 8, 2005, File No. 0-27560)

Exhibit 10.3	Form of First Amendment to Rights Agreement (incorporated by reference, attached as exhibit 10.3 to our report on Form 8-K filed with the Securities and Exchange Commission on July 8, 2005, File No. 0-27560)

Exhibit 10.4	Loan Agreement (incorporated by reference, attached as exhibit 10.1 to our report on Form 8-K filed with the Securities and Exchange Commission on July 21, 2005, File No. 0-27560)

Exhibit 10.5	Pledge Agreement (incorporated by reference, attached as exhibit 10.2 to our report on Form 8-K filed with the Securities and Exchange Commission on July 21, 2005, File No. 0-27560)

Exhibit 10.6	Security Agreement (incorporated by reference, attached as exhibit 10.3 to our report on Form 8-K filed with the Securities and Exchange Commission on July 21, 2005, File No. 0-27560)

Exhibit 10.7	Term Promissory Note (incorporated by reference, attached as exhibit 10.4 to our report on Form 8-K filed with the Securities and Exchange Commission on July 21, 2005, File No. 0-27560)

Exhibit 31.1	Rule 13a-14 certification of Chief Executive Officer (filed herewith)

Exhibit 31.2	Rule 13a-14 certification of Chief Financial Officer/principal financial officer (filed herewith)

Exhibit 32.1	Section 1350 certification of Chief Executive Officer (filed herewith)

Exhibit 32.2	Section 1350 certification of Chief Financial Officer/principal financial officer (filed herewith)

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACT TELECONFERENCING, INC.

DATE: August 15, 2005	By:	/s/ Edward J. Bernica
Edward J. Bernica
Chief Financial Officer
Principal Financial Officer

Exhibit Index

The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q or are incorporated by reference into this Quarterly Report on Form 10-Q:

Number	Description

Exhibit 10.1	Form of Securities Purchase Agreement (incorporated by reference, attached as exhibit 10.1 to our report on Form 8-K filed with the Securities and Exchange Commission on July 8, 2005, File No. 0-27560)

Exhibit 10.2	Thirteenth Waiver, Amendment and Forbearance Agreement (incorporated by reference, attached as exhibit 10.2 to our report on Form 8-K filed with the Securities and Exchange Commission on July 8, 2005, File No. 0-27560)

Exhibit 10.3	Form of First Amendment to Rights Agreement (incorporated by reference, attached as exhibit 10.3 to our report on Form 8-K filed with the Securities and Exchange Commission on July 8, 2005, File No. 0-27560)

Exhibit 10.4	Loan Agreement (incorporated by reference, attached as exhibit 10.1 to our report on Form 8-K filed with the Securities and Exchange Commission on July 21, 2005, File No. 0-27560)

Exhibit 10.5	Pledge Agreement (incorporated by reference, attached as exhibit 10.2 to our report on Form 8-K filed with the Securities and Exchange Commission on July 21, 2005, File No. 0-27560)

Exhibit 10.6	Security Agreement (incorporated by reference, attached as exhibit 10.3 to our report on Form 8-K filed with the Securities and Exchange Commission on July 21, 2005, File No. 0-27560)

Exhibit 10.7	Term Promissory Note (incorporated by reference, attached as exhibit 10.4 to our report on Form 8-K filed with the Securities and Exchange Commission on July 21, 2005, File No. 0-27560)

Exhibit 31.1	Rule 13a-14 certification of Chief Executive Officer (filed herewith)

Exhibit 31.2	Rule 13a-14 certification of Chief Financial Officer/principal financial officer (filed herewith)

Exhibit 32.1	Section 1350 certification of Chief Executive Officer (filed herewith)

Exhibit 32.2	Section 1350 certification of Chief Financial Officer/principal financial officer (filed herewith)