Form 10-Q
period 2005-09-30
ACT TELECONFERENCING INC
filed 2005-11-21
CIK 918709

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2005

or

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

Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 11, 2005, 16,775,129 shares of the issuer’s common stock were outstanding.

ACT TELECONFERENCING, INC.

FORM 10-Q

PART I – Financial Information

ACT Teleconferencing, Inc.

Consolidated Balance Sheets

In thousands (000s) except for share data	September 30, 2005 (unaudited)	December 31, 2004 *
Assets
Current assets:
Cash and cash equivalents	$1,353	$2,740
Accounts receivable (net of allowance for doubtful accounts of $423 and $413 in 2005 and 2004, respectively)	8,802	8,394
Prepaid expenses and other current assets	1,149	1,125

Total current assets	11,304	12,259
Equipment:
Telecommunications equipment	19,717	22,348
Software	7,620	7,335
Office equipment	11,557	12,030
Less: accumulated depreciation	(26,190)	(25,310)

Total equipment – net	12,704	16,403
Other assets:
Goodwill	1,041	8,428
Other intangible assets (net of accumulated amortization of $1,677 and $1,548 in 2005 and 2004, respectively)	199	521
Investments	100	100
Other long term assets	260	661

Total assets	$25,608	$38,372

Liabilities and shareholders’ equity (deficit)
Current liabilities:
Accounts payable	$3,554	$3,869
Accrued liabilities	6,225	4,942
Current debt due to a related party	1,950	4,098
Current portion of debt	6,763	11,478
Capital lease obligations due in one year	215	450
Income taxes payable	373	414

Total current liabilities	19,080	25,251
Long-term debt	515	71
Capital lease obligations due after one year	1	130
Deferred income taxes	388	249

Convertible redeemable preferred stock and accrued preferred dividends; each share convertible into 100 shares of common stock; 169,000 shares authorized; 80,400 shares issued and outstanding in 2005	7,609	—

Shareholders’ equity (deficit):
Common stock, no par value; 50,000,000 shares authorized; 16,843,462 and 16,716,955 shares issued and 16,761,562 and 16,635,055 outstanding in 2005 and 2004, respectively	51,418	51,049
Treasury stock, at cost (81,900 shares)	(241)	(241)
Unearned compensation	—	(146)
Accumulated deficit	(57,700)	(42,836)
Accumulated other comprehensive income	4,538	4,845

Total shareholders’ equity (deficit)	(1,985)	12,671

Total liabilities and shareholders’ equity (deficit)	$25,608	$38,372

See accompanying notes to consolidated financial statements.

*	Amounts are derived from the audited financial statements for the year ended December 31, 2004.

ACT Teleconferencing, Inc.

Statements of Operations

(Unaudited)

In thousands (000s) except for per share amounts	For the three months ended September 30,		For the nine months ended September 30,
	2005	2004	2005	2004
Net revenues	$12,259	$12,686	$38,509	$40,283
Cost of services	7,933	8,076	24,324	25,697

Gross profit	4,326	4,610	14,185	14,586

Selling, general and administration expense	5,694	4,849	15,533	15,783
Impairment of goodwill	7,091	—	7,091	—
Impairment of long-lived tangible assets	1,308	—	1,308	—
Restructuring costs	332	—	2,067	—
Provision for loss on related party receivable	—	—	306	—

Operating loss	(10,099)	(239)	(12,120)	(1,197)

Other income (expenses)
Interest expense, net	(1,210)	(507)	(2,588)	(1,849)
Foreign currency gain (loss)	107	33	(32)	(118)
Gain on extinguishment of notes payable	687	—	687	261

Loss before income taxes	(10,515)	(713)	(14,053)	(2,903)

Provision for income taxes	(63)	(76)	(460)	(217)

Net loss	(10,578)	(789)	(14,513)	(3,120)

Preferred stock dividends	351	—	351	—

Net loss available to common shareholders	$(10,929)	$(789)	$(14,864)	$(3,120)

Weighted average number of shares outstanding — basic and diluted	16,761,562	15,255,664	16,761,196	14,552,765

Loss per share — basic and diluted	$(0.65)	$(0.05)	$(0.89)	$(0.21)

See accompanying notes to consolidated financial statements.

ACT Teleconferencing, Inc.

Consolidated Statements of Shareholders’ Equity (Deficit)

(Unaudited)

In Thousands (000s) – except for share data	Common stock		Treasury stock	Unearned compensation	Accumulated deficit	Accumulated other comprehensive income (loss)	Comprehensive loss	Total
	Shares	Amount
Balance at January 1, 2005	16,661,562	$51,049	$(241)	$(146)	$(42,836)	$4,845		$12,671
Value of stock issued to employees and directors as compensation	100,000	63		146				209
Reserve against receivable from related party for capital stock purchase		306						306
Preferred stock dividends					(351)			(351)
Comprehensive loss
Net loss					$(14,513)		$(14,513)	(14,513)
Other comprehensive loss, net of tax Foreign currency translation						(307)	(307)	(307)

Comprehensive Loss							$(14,820)

Balance at September 30, 2005	16,761,562	$51,418	$(241)	$—	$(57,700)	$4,538		$(1,985)

See accompanying notes to consolidated financial statements.

ACT Teleconferencing, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the nine months ended September 30
In thousands (000s)	2005	2004
Operating activities
Net (loss)	$(14,513)	$(3,120)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation	3,095	3,883
Impairment and loss on disposal of assets	1,426	—
Impairment of goodwill	7,091	—
Provision for possible loss on related party note receivable	306	—
Amortization of intangibles	290	294
Amortization of debt costs	671	789
Deferred income taxes	144	80
Shares and options issued for consulting fees and employee service	209	400
Foreign currency transaction (gain)/loss	32	118

Cash flow before changes in operating assets and liabilities:	(1,249)	2,444
Changes in operating assets and liabilities:
Accounts receivable	(715)	1,982
Prepaid expenses and other assets	99	(344)
Accounts payable	(155)	(2,343)
Deferred Income	(81)	(1,201)
Accrued liabilities	1,547	(1,266)
Income taxes payable	(6)	80

Net cash used for operating activities	(560)	(648)

Investing activities
Equipment purchases	(326)	(1,500)

Net cash used for investing activities	(326)	(1,500)

Financing activities
Net proceeds from the issuance of debt and warrants associated with debt	77	122
Repayments of debt and capital leases	(7,609)	(3,858)
Net proceeds from the issuance of common stock	—	7,094
Net proceeds from the issuance of preferred stock	7,259	—
Net proceeds from issuance of warrants	—	137

Net cash provided by financing activities	(273)	3,495

Effect of exchange rate changes on cash	(228)	(110)

Net (decrease) increase in cash and cash equivalents	(1,387)	1,237
Cash and cash equivalents beginning of period	2,740	1,726

Cash and cash equivalents end of period	$1,353	$2,963

Supplemental information:
Cash paid for
Interest	$1,038	$1,027
Income Taxes	176	61
Equipment purchases financed using debt	566	—
Payment-in-kind preferred stock dividends	351	—

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

Basis of Presentation and Significant Accounting Policies

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three-month period ending September 30, 2005, are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. For further information, refer to the financial statements and footnotes included in our annual report on Form 10-K/A for the year ended December 31, 2004, and its amendments and subsequent filings.

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

The financial statements do not include any adjustments that could be required if the Company were unable to refinance debt or continue as a going concern. The Company has incurred substantial losses, which have strained its financial resources. If substantial losses continue, or if the Company is unable to raise sufficient additional capital through debt and equity offerings, liquidity problems will cause the Company to curtail operations, liquidate or sell assets or entities or pursue other actions that could adversely affect future operations. These factors have raised doubts about the Company’s ability to continue as a going concern.

Management believes that it will improve the Company’s operating performance during the fourth quarter of 2005 and during 2006 based on actions that have been taken and the following considerations:

•	A major restructuring effort began in late 2004 to move from a geographic to a functional management structure in order to drive revenue growth, obtain operating efficiencies and achieve cost reductions. This restructuring, which targets underperforming business units and includes the consolidation of operating centers in both Europe and North America, was substantially complete as of September 30, 2005, and is expected to result in annual cost savings of approximately $3.0 million.

•	Growth is expected in the audio segment of the business. Rapid growth under a major audio outsourcing contract which runs through 2006 is expected to continue.

•	Additional resources have been devoted to expanding the Company’s sales effort. This increased sales focus and work force is expected to result in increased sales.

On June 30, 2005, we entered into an agreement with Dolphin Direct Equity Partners, LP (“Dolphin”) to sell up to 160,000 shares of the Company’s newly-created Series AA convertible preferred stock for an aggregate purchase price of $16.0 million. Our shareholders approved the transaction at a special shareholders’ meeting on August 15, 2005. This resulted in an initial closing on August 19, 2005 at which we issued 80,400 shares of preferred stock for $8.0 million in proceeds. Existing holders of the Company’s common shares will be allowed to participate in a registered rights offering for the remaining 79,600 shares of preferred stock that is expected to be completed during the fourth quarter of 2005 or first quarter of 2006, at which point there will be a second closing on the remainder of the $16.0 million Dolphin transaction. Dolphin has agreed to purchase any shares of preferred stock not purchased through the rights offering.

Each share of preferred stock is convertible at the election of the holder into shares of our common stock by dividing the stated value of the preferred stock then outstanding by a conversion price. The initial stated value of each preferred share is $100 and the initial conversion price is $1.00. Therefore, the 80,400 shares of preferred stock sold at the initial closing will initially be convertible into 8,040,000 shares of our common stock. The conversion price will be adjusted to reflect subdivisions or combinations of the Company’s common stock such as stock splits, stock dividends, recapitalizations or reverse splits. The conversion price will also be adjusted in the event we issue shares of common stock or common stock equivalents for per-share consideration less than the

ACT Teleconferencing, Inc.

Notes to Consolidated Financial Statements

(unaudited)

conversion price then in effect, subject to certain exceptions. In the event of any merger, reorganization, sale of substantially all of our assets or similar transactions to which we are a party, each share of preferred stock then outstanding will become convertible only into the kind and amount of securities, cash and other property that is receivable upon the occurrence of such event by a holder of the number of shares of common stock that the shares of preferred stock were convertible into immediately prior to the event.

The stated value of each share of preferred stock will, on a quarterly basis, increase at the rate of 4.225% over the stated value then in effect, which rate of increase is subject to (i) a one-time adjustment based on a function of diminished net asset value, determined based on a variety of components, as of the initial closing date, and (ii) a 50 basis point increase in the event our common stock ceases to be listed on the Nasdaq National Market, provided that the increase will only be 25 basis points if our common stock is listed on the Nasdaq Capital Market or the American Stock Exchange. On November 15, 2005, we received the decision of a Nasdaq Hearings Panel to delist our common stock effective November 17, 2005. As a result of the diminished net asset value at the initial closing and the delisting of our common stock, the stated value increase rate for the preferred stock will be 9.55% quarterly, with the possibility of decreasing by 50 basis points if the Company becomes relisted on the Nasdaq National Market, or by 25 basis points if the Company becomes relisted on the Nasdaq Capital Market or American Stock Exchange.

In the event of a liquidation event, each preferred shareholder is entitled to receive cash in the amount of the stated value then in effect. A liquidation event is defined as the voluntary or involuntary liquidation, dissolution or winding up of the Company or a Change of Control. The liquidation value of the preferred shares as of September 30, 2005 was $8.4 million.

Either the Company or Series AA shareholders may redeem 100%, but not less than 100%, of the outstanding preferred stock at any time after August 19, 2010 at a price equal to the stated value. As a result of the Series AA shareholders’ future right of redemption, the preferred stock has not been included in the shareholders’ equity (deficit) section of the balance sheet.

The terms of our purchase agreement with Dolphin require that we maintain authorized but unissued common stock of at 130% of the total common shares into which the preferred stock can convert, prohibit us from issuing any further Series AA preferred stock or any other class of preferred stock, and any warrants, rights or options at an exercise price that is less than the conversion price of the preferred stock. We also agreed not to enter into transactions outside of the ordinary course of business between the initial closing and second closing.

Approval by a majority of the preferred stockholders must first be obtained before the Company is allowed to execute any of the following transactions: increase or decrease the number of authorized preferred shares, create any new class of equity shares with rights, preferences or privileges at or above the Series AA Preferred stock, repurchase any common stock, enter into any agreement allowing a person or entity to acquire 50% or more of the Company’s voting power, pay dividends, obtain new debt financing in the aggregate by more than $100k, or change the permitted number of directors allowed on the Board.

In connection with the initial closing, we also issued warrants to purchase up to 9,000 additional shares of preferred stock to Belle Haven Investments, LP, one of the placement agents for the transactions. The warrants issued to Belle Haven are immediately exercisable for up to 9,000 shares of preferred stock, at an exercise price of $100 per share of preferred stock. The warrants expire on August 18, 2010.

On July 15, 2005, we entered into a loan agreement with Dolphin for interim financing in the amount of $1.5 million with a 15% interest rate, which was used primarily for working capital purposes and was repaid out of the proceeds from the initial closing. Also, as of October 31, 2005, we entered into a second loan agreement with Dolphin for interim financing in the amount of $7.0 million. The loan carries a 12% interest rate and matures on the earliest of January 28, 2006, or the date of the second closing on the Dolphin transaction. Dolphin will offset any amount outstanding on the loan at the time of the second closing against the purchase price owed to us by Dolphin for any shares of preferred stock not purchased by our other shareholders in the rights offering. The loan proceeds were used to satisfy the remaining amounts owed to the subordinated debt holders, pay fees related to the Dolphin transaction, and for working capital. We expect to use the total proceeds of the $16.0 million preferred stock financing, assuming completion of the second closing and including the interim loans made by Dolphin as follows: Approximately $11.1 million to pay off the subordinated debt and interim loans, $1.1 million in fees, including $320,000 in fees to Dolphin, $700,000 to terminate employment agreements, and $3.1 million in working capital.

At September 30, 2005, we were in default on the outstanding balance of our $3.5 million senior line of credit. An extension and forbearance has been received through February 12, 2006 based on the Dolphin agreement. We are required to be in compliance with the minimum cash income covenant during the extension period. We were out of compliance with this covenant as of September 30, 2005. We expect to be back in compliance during the extension period based on changes to the covenant, but failure to regain compliance over the extension period would result in an additional default not covered by the forbearance. On October 28, 2005, we satisfied the remaining amounts owed to the subordinated debt holders, less an agreed-upon discount of approximately $687,000, which has been recorded as a gain on extinguishment of notes payable.

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

We took $13.6 million in goodwill impairment charges in December 2004. During the third quarter of 2005, we again tested goodwill as a result of the Dolphin transaction, and determined that impairments existed in the values of our United Kingdom, Australia and Hong Kong audio reporting units, and our video reporting unit. The impairments in the audio units were due to price erosion and the loss of a major customer in the United Kingdom. The impairment in the video unit was the result of a drop in the unit’s revenue and profit, which mirrored industry performance. In the third quarter of 2005, we took $4.1 million in non-cash impairment charges in our audio units, and a $3.0 million charge in our video unit. As of September 30, 2005, we had $1.0 million of goodwill remaining, which was in our North American audio reporting units.

The assumptions used in the related cash flows analysis included a 25% discount rate, and estimates for future revenue growth, growth margins, and effective tax rates based on our historical information.

Impairment of Fixed Assets

During the third quarter of 2005, we tested fixed assets for impairment based on future estimated cash flows for each unit. If a unit did not have sufficient cash flows to support fixed asset values at September 30, 2005, we estimated the fair market values of the assets. As a result of this analysis, we determined that there was a $1.3 million impairment of fixed assets in 2005. We recorded no impairment for the nine months ended September 30, 2004.

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

Internal Use Software

We capitalize costs of materials, consultants, and payroll and payroll-related costs which are incurred in developing internal-use computer software, beginning once the application development stage is attained and continuing until the post-implementation/operation stage is achieved. Costs incurred prior to and after the establishment of the application development stage are charged to general and administrative expenses. We capitalized internal use software costs of $319,000 and $547,000 for the nine months ended September 30, 2005 and 2004, respectively.

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

	For the three months ended September 30		For the nine months ended September 30
In thousands (000s) except for per share amounts	2005	2004	2005	2004
Net loss available to common shareholders	$(10,929)	$(789)	$(14,864)	$(3,120)
Net loss per share	$(0.65)	$(0.05)	$(0.89)	$(0.21)
Amortization of estimated fair value of stock options under SFAS 123	$(114)	$(147)	$(376)	$(516)
Adjusted net loss	$(11,043)	$(936)	$(15,240)	$(3,636)
Adjusted net loss per share	$(0.66)	$(0.06)	$(0.91)	$(0.25)

ACT Teleconferencing, Inc.

Notes to Consolidated Financial Statements

(unaudited)

2. Restructuring Charges and Other

We began a major restructuring in late 2004 to obtain operating efficiencies and achieve cost reductions. It includes the consolidation of operating centers in both Europe and North America. During the first nine months of 2005, we recognized $2.1 million of operating costs related to restructuring. This consists of $1.3 million for lease abandonment costs, $582,000 for severance and other labor related costs, and $224,000 for other costs.

During the second quarter of 2005, we also recorded a $306,000 provision for a possible loss on a note receivable from a related party for a capital stock purchase (see “Note 6. Related Party Transactions”).

3. Litigation

We are engaged in legal proceedings such as debt collection and employee dispute and arbitration. These are in the normal course of business and no current proceedings are deemed material to the business.

4. Earnings Per Share

The conversion of outstanding options, warrants and convertible preferred shares has no impact on the calculation of earnings per share because they are anti-dilutive. On September 30, 2005, total outstanding common stock warrants and vested stock options were 4,263,823 and 1,258,530, respectively, and total outstanding convertible preferred shares and preferred stock warrants were 80,040 and 9,000, respectively. Each preferred share is convertible into common shares at the rate of $1.00 per common share, based on the stated value of the preferred shares.

5. Business Segment Analysis

Our decisions on resource allocation and performance assessment are primarily based on the market potential of each regional operating location. Each of the locations offers similar products and services, has similar customers and equipment, and is managed by our executives.

The following summary provides financial data for our operating segments for the three and nine-month periods ended September 30, 2005 and 2004:

		For the three months ended September 30, 2005					For the nine months ended September 30, 2005
Product Segment	Audio	Video	Subtotal	Corporate	Total	Audio	Video	Subtotal	Corporate	Total
(in thousands 000s)
Net revenues	$10,097	$2,162	$12,259	$—	$12,259	$30,324	$8,185	$38,509	$—	$38,509
Impairment of goodwill	4,113	2,978	7,091	—	7,091	4,113	2,978	7,091	—	7,091
Restructuring charges	44	—	44	288	332	690	1,080	1,770	297	2,067
Income / (loss) before tax	(5,434)	(3,522)	(8,956)	(1,559)	(10,515)	(6,231)	(5,280)	(11,511)	(2,542)	(14,053)
Depreciation and amortization	746	110	856	162	1,018	2,485	416	2,901	484	3,385
Total assets	20,664	3,670	24,334	1,274	25,608	20,664	3,670	24,334	1,274	25,608

ACT Teleconferencing, Inc.

Notes to Consolidated Financial Statements

(unaudited)

		For the three months ended September 30, 2004					For the nine months ended September 30, 2004
Product Segment	Audio	Video	Subtotal	Corporate	Total	Audio	Video	Subtotal	Corporate	Total
(in thousands 000s)
Net revenues	$9,657	$3,029	$12,686	$—	$12,686	$28,890	$11,393	$40,283	$—	$40,283
Impairment of goodwill	—	—	—	—	—	—	—	—	—	—
Restructuring charges	—	—	—	—	—	—	—	—	—	—
Loss before tax	(94)	(290)	(384)	(329)	(713)	(666)	(749)	(1,415)	(1,488)	(2,903)
Depreciation and amortization	957	228	1,185	227	1,412	2,759	741	3,500	677	4,177
Total assets	30,922	17,045	47,967	3,187	51,154	30,922	17,045	47,967	3,187	51,154

The following summary provides financial data for significant geographic markets in which we operate:

	For the three months ended September 30, 2005				For the nine months ended September 30, 2005
Geographic Area	North America	Europe	Asia Pacific	Total	North America	Europe	Asia Pacific	Total
(in thousands 000s)
Net revenues	$7,219	$3,686	$1,354	$12,259	$23,195	$11,409	$3,905	$38,509
Long-lived assets	10,568	2,228	1,148	13,944	10,568	2,228	1,148	13,944

	For the three months ended September 30, 2004				For the nine months ended September 30, 2004
Geographic Area	North America	Europe	Asia Pacific	Total	North America	Europe	Asia Pacific	Total
(in thousands 000s)
Net revenues	$7,821	$3,367	$1,498	$12,686	$23,971	$11,340	$4,972	$40,283
Long-lived assets	19,263	13,719	4,434	37,416	19,263	13,719	4,434	37,416

For the nine months ended September 30, 2005, the United States comprised approximately 50% of total company revenue and 83% of total North American revenue. The United Kingdom comprised approximately 25% of total company revenue and 83% of total European revenue. Canada comprised approximately 10% of total company revenue and 17% of North American revenue. Australia comprised approximately 8% of total company revenue and 77% total Asia Pacific revenue.

Our largest customer accounted for 18% and 15% of consolidated revenues and our second largest customer accounted for 6% and 8% of consolidated revenues for the nine months ended September 30, 2005 and 2004, respectively.

6. Related Party Transactions

On June 30, 2005, we entered into an agreement with Dolphin to sell up to 160,000 shares of the Company’s Series AA convertible preferred stock for an aggregate purchase price of $16.0 million. The initial closing took place on August 19, 2005. As part of the agreement, we paid Dolphin $320,000 in fees out of the proceeds of the initial closing, and entered into a Management Services Agreement whereby we will pay Dolphin $80,000 quarterly.

In July 2001 and subsequently in July 2002, the board of directors authorized a loan, with recourse, to one of its officers for a total amount of $466,757. The purpose of this loan was to assist the officer in exercising stock options. This loan is secured by a general pledge of personal assets of the officer, bears interest at 6%, and matures on November 1, 2006. The shares issued upon exercise of the stock options are recorded in shareholders’ equity but this transaction had no financial effect on shareholders’ equity as the loan is offset by the amounts recorded to common stock resulting from the exercise of the options. During the second quarter of 2005, it was determined that the principal collateral of common stock had a valuation significantly below the value of the receivable. Accordingly, a provision of $306,000 was recorded for a possible loss on collection of the note receivable.

ACT Teleconferencing, Inc.

Notes to Consolidated Financial Statements

(unaudited)

7. Subsequent Events

On November 15, 2005, we received the Nasdaq Listing Qualifications Panel’s decision to deny our request for continued listing on the Nasdaq Stock Market. As a result, our common stock was delisted from the Nasdaq National Market as of November 17, 2005. Nasdaq cited the following as the bases for delisting our common stock:

(1) the failure of our common stock to meet the minimum $1.00 bid price per share;

(2) that as of June 30, 2005 we were not in compliance with the minimum $10 million stockholders’ equity requirement;

(3) that as a result of the five resignations from our Board on August 19, 2005 and our filling three of the five vacancies, we were not in compliance with rules which require issuers to maintain a majority of independent directors on the Board, and an Audit Committee comprised of three directors, all of whom must meet the SEC’s standards for independence;

(4) Nasdaq’s determination that the terms of our preferred stock, insofar as they permit voting on an as-converted basis and include anti-dilution provisions, are not in compliance with a Nasdaq rule which prohibits a “disparate” reduction in the voting rights of an issuer’s publicly traded common stock; and

(5) our preferred stock investor’s right to designate five of the seven members of our Board of Directors also violates Nasdaq’s rules.

We are considering filing an appeal with the Nasdaq Listing and Hearing Review Council. Filing such an appeal, however, will not stay delisting. Our common stock is currently being quoted on the Pink Sheets at http://www.pinksheets.com under the symbol ACTT.PK.

On October 31, 2005, we entered into a Loan Agreement with Dolphin, pursuant to which we received a bridge loan in the amount of $7.0 million. The interest rate on the loan is 12%, and the loan matures on the earliest of January 28, 2006, or the date of the second closing on the Dolphin transaction. The loan proceeds were used to satisfy the remaining amounts owed to the subordinated debt holders, pay fees related to the Dolphin transaction, and for working capital.

On November 2, 2005, we obtained an amendment and forbearance from Silicon Valley Bank with respect to our line of credit. This extends and forbears our line through February 12, 2006, in order to give us time to complete the second closing with Dolphin during the fourth quarter of 2005 or first quarter of 2006.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

This quarterly report on Form 10-Q contains certain forward-looking statements that involve risks and uncertainties. These statements refer to objectives, expectations, intentions, future events, or our future financial performance, and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, level of activity, performance, or achievements to be materially different from any results expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by words such as “may,” “will,” “should,” “could,” “expects,” “anticipates,” “intends,” “plans,” “believe,” “estimates,” “predicts,” “potential,” and similar expressions. Our actual results could differ materially from those included in forward-looking statements. All forward-looking statements herein are qualified in their entirety by information set forth in our Current Report on Form 8-K filed on September 27, 2005.

Business Operations

Significant restructuring activities took place during the first nine months of 2005. These included the consolidation of operating centers in both Europe and North America, and a net workforce reduction of approximately 25 people, or 7% of the worldwide workforce, from December 31, 2004 to June 30, 2005, when the restructuring was substantially complete. For the nine months ended September 30, 2005, related costs were $2.1 million - $1.3 million for lease abandonment costs, $582,000 for severance and other labor related costs, and $224,000 for other costs. There were no restructuring costs recognized during the first nine months of 2004. Total savings as a result of the restructuring activities are estimated at approximately $3.0 million annually. Additional cost reductions and efficiencies are being implemented on an ongoing basis.

For the nine months ended September 30, 2005, our revenue was $38.5 million; a decline of $1.8 million, or 4%, from the $40.3 million recognized for the same period in 2004. This decrease is due to a $3.2 million reduction in video conferencing revenue, which reflects a $930,000 reduction in video equipment revenue as well as an overall contraction in videoconferencing industry revenues. This was partially offset by a $1.4 million increase in audio conferencing revenue. Excluding recognition of $1.2 million in noncash deferred audio conferencing revenue in the first nine months of 2004, audio conferencing revenue increased by 10%.

Gross profit decreased by 3% to $14.2 million for the nine months ended September 30, 2005, compared to $14.6 million for the same period of the prior year. The gross margin increased to 37% for the nine months ended September 30, 2005, from 36% of net revenues for the same period of the prior year.

The net loss available to common shareholders for the nine months ended September 30, 2005 was $14.9 million, compared with a net loss of $3.1 million for the same period of 2004. The increased loss was caused by the $7.1 million in goodwill impairment, $2.1 million in restructuring costs during 2005, $1.3 million in fixed asset write-downs, the preferred stock dividend, and the decrease in net revenues.

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

Operating components as a percentage of sales

The following table outlines certain items in our income statement as a percentage of sales:

	Three months ended September 30,		Nine Months ended September 30,
	2005	2004	2005	2004
Net revenues	100%	100%	100%	100%
Cost of services	65	64	63	64

Gross profit	35	36	37	36
Selling, general and administrative expense	46	38	40	39
Impairment of goodwill	58	—	19	—
Impairment of long-lived tangible assets	10	—	3	—
Restructuring costs	3	—	6	—
Impairment of related party receivable	—	—	1	—

Operating loss	(82)	(2)	(32)	(3)
Interest expense, net	(10)	(4)	(7)	(5)
Foreign currency gain (loss)	1	—	—	—
Gain on extinguishment of notes payable	5	—	2	1

Loss before income taxes	(86)	(6)	(37)	(7)
Provision for income taxes	(0)	0	(1)	(1)

Net loss	(86)	(6)	(38)	(8)
Preferred dividend	(3)	—	(1)	—
Net loss available to common shareholders	(89)	(6)	(39)	(8)

Revenue Trends

The following table shows quarterly revenue trends by major product segment:

($ 000s)	Q3 2005	Q2 2005	Q1 2005	Q4 2004	Q3 2004	Q2 2004	Q1 2004
Audio conferencing services	$9,999	$10,303	$9,832	$9,570	$9,096	$9,094	$9,242
Other audio conferencing	98	56	36	663	561	427	470

Audio conferencing subtotal	10,097	10,359	9,868	10,233	9,657	9,521	9,712

Videoconferencing	2,162	2,860	3,163	3,024	3,029	4,080	4,284

Total	$12,259	$13,219	$13,031	$13,257	$12,686	$13,601	$13,996

Total audio conferencing minutes (in millions)	75.1	77.5	71.5	67.8	63.6	62.6	58.7

Critical Accounting Policies

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

Significant Customers – For the nine months ended September 30, 2005, our two largest customers accounted for 18% and 6% of our revenues, respectively.

International Operations – International net revenue comprised 50 percent and 49 percent of our revenues in the first nine months of 2005 and 2004, respectively, and we anticipate that international sales will continue to account for a significant portion of our consolidated revenue. International conferences that are initiated outside the United States are denominated in local currency;

similarly, operating costs for such conferences are incurred in local currencies. Our three largest international locations, based on total revenue, are the United Kingdom, Canada, and Australia, comprising 25%, 10% and 8% of our total revenue, respectively. Our international locations operate under local laws and regulations, and to our knowledge are in compliance with these laws and regulations.

Results of Operations

Nine Months Ended September 30, 2005 compared to Nine Months Ended September 30, 2004

Net Revenues. Net revenues decreased by 4% to $38.5 million for the nine months ended September 30, 2005, compared to $40.3 million for the nine months ended September 30, 2004.

Audio conferencing revenues were $30.3 million for the nine months ended September 30, 2005 compared to $28.9 million for the same period of 2004. This increase is due to increased operator attended and automated conferencing minutes, partially offset by lower average revenue per minute due to increased price competition. Audio conferencing accounted for 79% and 72% of our revenues for the nine months ended September 30, 2005 and 2004, respectively. Excluding $1.2 million in non-cash deferred audio conferencing revenue recognized in the first nine months of 2005, audio conferencing revenue increased by 10%, as follows:

($000’s)	U.S. GAAP Revenue	Noncash Revenue	Revenue Excl. Noncash Portion
2005	$30,324	$—	$30,324
2004	28,890	1,233	27,657

US$ increase	$1,434	$1,233	$2,667
% Increase	5%		10%

We believe that the change in audio conferencing revenue excluding non-cash deferred revenue provides useful information to investors because it excludes an unusual revenue item from 2004 that we do not expect to recur in future periods and that we believe is not indicative of our core operating results. As such, we believe this comparison provides a more meaningful comparison of the operating results of our core audio business across periods.

Videoconferencing revenue decreased by 28% to $8.2 million from $11.4 million and comprised 21% and 28% of total revenues for the nine months ended September 30, 2005 and 2004, respectively. This decrease reflects a $930,000 reduction in one time video equipment revenue as well as an overall contraction in service revenues for the videoconferencing industry.

For the nine months ended September 30, 2005, North America, Europe and Asia Pacific, our three primary geographic markets, generated 60%, 30% and 10% of total revenue, respectively. This was unchanged compared to the same period of 2004.

Cost of Services. Cost of services decreased from $25.7 million and 64% of revenue for the nine months ended September 30, 2004, to $24.3 million and 63% of revenue for the nine months ended September 30, 2005. These costs decreased due to restructuring activities during the last quarter of 2004 and the first nine months of 2005, offset by higher long distance charges related to increased audio minute volumes.

Gross Profit. Gross profit decreased by 3% to $14.2 million for the nine months ended September 30, 2005, compared to $14.6 million for the same period of the prior year. The gross margin increased from 36% to 37% for the nine months ended September 30, 2005 compared to the same period of 2004.

Selling, General and Administrative Expense. Selling, general and administrative expense for the nine months ended September 30, 2005 was $15.5 million, or 40% of net revenues, compared to $15.8 million or 39% of net revenues for the same period of 2004. The decrease in dollars is due to cost cutting during the fourth quarter of 2004 and the first nine months of 2005, which consisted primarily of workforce reductions, as well as our focus on maintaining overhead costs at a stable level. These cost reductions were partially offset by $500,000 in expenses for terminating employment contracts, $160,000 in additional bonus accruals, higher sales commissions related to the increased audio revenues, and Sarbanes Oxley compliance costs during the period.

Impairment of Goodwill. Goodwill impairment charges during the first nine months of 2005 were $7.1 million. $4.1 million of this was related to our audio reporting units, and $3.0 million related to our video reporting unit. We recognized no goodwill impairment costs during the first nine months of 2004.

Restructuring and Other Charges. Restructuring costs during the first nine months of 2005 were $2.1 million. These costs related primarily to consolidating our operating centers in Europe and North America. They consisted of $1.3 million for lease abandonment, $582,000 for severance and other labor related expenses, and $224,000 for other costs. We recognized no restructuring costs during the first nine months of 2004.

During the first nine months of 2005, we also recorded a $306,000 provision for a possible loss on a note receivable from a related party for a capital stock purchase (see “Note 6. Related Party Receivable”).

Interest Expense. Net interest expense increased by 40% from $1.8 million for the nine months ended September 30, 2004 to $2.6 million for the nine months ended September 30, 2005. This was mainly due to subordinated debt costs and debt discounts written off to interest expense as a result of the initial closing with Dolphin.

Gain on Extinguishment of Notes Payable. Gain on extinguishment of notes payable increased to $687,000 from $261,000 for the nine months ended September 30, 2005 compared to the same period of 2004. This was due to the agreed-upon discount on satisfying the subordinated debt as a result of the Dolphin transaction.

Provision for Income Taxes. Income taxes increased to $460,000 during the first nine months of 2005, from $217,000 during the same period of 2004. These taxes are primarily due to taxable income in our Canada and United Kingdom affiliates. Income tax payments in other countries are expected to be insignificant due to domestic and international tax loss carry-forwards.

Net Loss. The net loss for the nine months ended September 30, 2005 was $14.5 million, compared with a net loss of $3.1 million for the same period of 2004. The increased loss was caused by the $7.1 million in goodwill impairment charges, $2.1 million in restructuring charges, $1.3 million in fixed asset impairment charges, and the decrease in revenue.

Preferred Stock Dividends. Preferred stock dividends were $351,000 for the nine months ended September 30, 2005. This is due to the preferred shares issued on August 19, 2005 as a result of the Dolphin transaction. There were no dividends for the same period of 2004.

Net Loss Available to Common Shareholders. The net loss available to common shareholders for the nine months ended September 30, 2005 was $14.9 million, compared with a net loss of $3.1 million for the same period of 2004. The increased loss was caused by the $7.1 million in goodwill impairment charges, $2.1 million in restructuring charges, $1.3 million in fixed asset impairment charges, the decrease in revenue, and the preferred stock dividend.

Three Months Ended September 30, 2005 compared to Three Months Ended September 30, 2004

Net Revenues. Net revenues decreased by 3%, to $12.3 million for the three months ended September 30, 2005, compared to $12.7 million for the same period of 2004.

Audio conferencing revenues were $10.1 million for the three months ended September 30 2005, compared to $9.7 million for the three months ended September 30, 2004. This increase is due to increased operator attended and automated conferencing minutes, partially offset by lower average revenue per minute due to increased price competition. Audio conferencing accounted for 82% and 76% of our revenues for the three months ended September 30, 2005 and 2004, respectively. Excluding $411,000 in noncash deferred audio conferencing revenue recognized in the three months ended September 30, 2004, audio conferencing revenue increased by 9% as follows:

($000’s)	U.S. GAAP Revenue	Noncash Revenue	Revenue Excl. Noncash Portion
2005	$10,097	$—	$10,097
2004	9,657	411	9,246

US$ Increase	$440	$411	$851
% Increase	5%		9%

We believe that the change in audio conferencing revenue excluding non-cash deferred revenue provides useful information to investors because it excludes an unusual revenue item from 2004 that we do not expect to recur in future periods and that we believe is not indicative of our core operating results. As such, we believe this comparison provides a more meaningful comparison of the operating results of our core audio business across periods.

Videoconferencing revenue decreased by 29% from $3.0 million to $2.2 million, and comprised 18% and 24% of total net revenues for the three months ended September 30, 2005 and 2004, respectively. This decrease is primarily due to an overall contraction in service revenues for the videoconferencing industry.

For the three months ended September 30, 2005, North America, Europe and Asia Pacific, our three primary geographic markets, generated 59%, 30% and 11% of total revenue, respectively. This compares with 2004 revenues for the same period of 62%, 26% and 12% for North America, Europe and Asia Pacific, respectively.

Cost of Services. Cost of services moved from $8.1 million and 64% of revenue for the three months ended September 30, 2004, to $7.9 million and 65% of revenue for the three months ended September 30, 2005. These costs decreased due to restructuring activities during the last quarter of 2004 and the first nine months of 2005, offset by higher long distance charges related to increased audio minute volumes.

Gross Profit. Gross profit decreased by 6% to $4.3 million for the three months ended September 30, 2005, compared to $4.6 million for the same period of the prior year. Gross margin decreased from 36% of net revenues for the three months ended September 30, 2004, to 35% for the three months ended September 30, 2005. The decrease in gross profit is due to the decrease in net revenues, and higher long distance charges related to increased minute volumes, offset by restructuring activities during 2004 and 2005.

Selling, General and Administrative Expense. Selling, general and administrative expense for the three months ended September 30, 2005 was $5.7 million, or 46% of net revenues, compared to $4.8 million or 38% of net revenues for the same period of 2004. The increase is primarily due to $500,000 in compensation expense for terminating employment contracts related to the initial closing on the Dolphin transaction in August 2005, $160,000 in additional bonus accruals in 2005, and additional sales commission related to the increase in audio revenues. This was partially offset by cost reductions due to restructuring activities.

Impairment of Goodwill. Goodwill impairment charges during the three months ended September 30, 2005 were $7.1 million. $4.1 million of this was related to our audio reporting units, and $3.0 million related to our video reporting unit. We recognized no goodwill impairment costs during the same period of 2004.

Restructuring and Other Charges. Restructuring costs during the three months ended September 30, 2005 were $332,000. These costs related primarily to lease abandonment costs related to consolidating our operating centers in Europe and North America. We recognized no restructuring costs during the third quarter of 2004.

Interest Expense. Net interest expense increased from $507,000 for the three months ended September 30, 2004 to $1.2 million for the three months ended September 30, 2005. This was mainly due to subordinated debt costs and debt discounts written off to interest expense as a result of the initial closing with Dolphin.

Provision for Income Taxes. Income taxes decreased to $63,000 for the three months ended September 30, 2005, compared to $76,000 for the same period of 2004. These taxes are primarily due to taxable income in our Canada and United Kingdom affiliates. Income tax payments in other countries are expected to be insignificant due to domestic and international tax loss carry-forwards.

Net Loss. The net loss increased by $9.8 million, to $10.6 million for the three months ended September 30, 2005 compared to $789,000 for the same period of 2004. This was mainly due to the $7.1 million in goodwill impairment charges, $1.3 million in fixed asset impairment charges, $500,000 in compensation expense related to employment contract terminations, $332,000 in restructuring and other charges, and the decrease in net revenues.

Preferred Stock Dividends. Preferred stock dividends were $351,000 for the three months ended September 30, 2005. This is due to the preferred shares issued on August 19, 2005 as a result of the Dolphin transaction. There were no dividends for the same period of 2004.

Net Loss Available to Common Shareholders. The net loss available to common shareholders for the three months ended September 30, 2005 was $10.9 million, compared with a net loss of $789,000 for the same period of 2004. The increased loss was caused by the $7.1 million in goodwill impairment charges, $1.3 million in fixed asset impairment charges, $500,000 in compensation expense related to employment contract terminations, $332,000 in restructuring charges, the decrease in revenue, and the preferred stock dividend.

Liquidity and Capital Resources

During the nine months ended September 30, 2005, we received and used cash proceeds as follows:

•	$560,000 of net cash was used for operating activities. This consists of $1.2 million used in operations before changes in operating assets and liabilities, and $689,000 provided from changes in such assets and liabilities as detailed in the Statements of Cash Flows.

•	Net cash used in investing activities was $326,000 due to purchases of equipment and software.

•	$273,000 was used by financing activities due to repayments of debt and capital leases, offset by net proceeds from the initial closing on the Dolphin transaction.

As of September 30, 2005, we had approximately $1.4 million in cash and cash equivalents.

At September 30, 2005, we were in default on the outstanding balance of our $3.5 million senior line of credit. An extension and forbearance has been received through February 12, 2006 based on the Dolphin agreement. We are required to be in compliance with the minimum cash income covenant during the extension period. We were out of compliance with this covenant as of September 30, 2005. We expect to be back in compliance during the extension period because of changes to the covenant, but failure to regain compliance over the extension period would result in an additional default not covered by the forbearance. On October 28, 2005, we satisfied the remaining amounts owed to the subordinated debt holders, less an agreed-upon discount of approximately $687,000, which has been recorded as a gain on extinguishment of notes payable.

We believe that we will improve our operating performance during the fourth quarter of 2005 and in 2006 as a result of the benefits from restructuring and other actions taken to improve efficiencies, reduce operating costs and increase sales. However, if we are unable to raise sufficient additional capital through debt and equity offerings, including our planned shareholder rights offering, or increase net revenues, liquidity problems will cause us to curtail operations, liquidate or sell assets or entities or pursue other actions that could adversely affect future operations. These factors have raised substantial doubt about our ability to continue as a going concern.

On June 30, 2005, we entered into an agreement with Dolphin to sell 160,000 shares of newly-created Series AA convertible preferred stock for an aggregate purchase price of $16.0 million, as described more fully in “PART II – Item 3. Unregistered Sales of Equity Securities and Use of Proceeds.” Our shareholders approved the transaction at a special shareholders’ meeting on August 15, 2005. This resulted in an initial closing on August 19, 2005 at which we issued 80,400 shares of preferred stock for $8.0 million in proceeds. Existing holders of the Company’s common shares will be allowed to participate in a rights offering for the remaining 79,600 shares of preferred stock that is expected to be completed during the fourth quarter of 2005 or first quarter of 2006, at which point there will be a second closing on the remainder of the $16.0 million Dolphin transaction.

On July 15, 2005, we entered into a loan agreement with Dolphin for interim financing in the amount of $1.5 million with a 15% interest rate, which was used primarily for working capital purposes and was repaid out of the proceeds from the initial closing. Also, as of October 31, 2005, we entered into a second loan agreement with Dolphin for interim financing in the amount of $7.0 million. The loan carries a 12% interest rate and matures on the earliest of January 28, 2006, or the date of the second closing on the Dolphin transaction. The loan proceeds were used to satisfy the remaining amounts owed to the subordinated debt holders, pay fees related to the Dolphin transaction, and for working capital. We expect to use the total proceeds of the $16.0 million preferred stock financing, assuming completion of the second closing and including the interim loans made by Dolphin as follows: Approximately $11.1 million to pay off the subordinated debt and interim loans, $1.1 million in fees, including $320,000 in fees to Dolphin, $700,000 to terminate employment agreements, and $3.1 million in working capital.

For the balance of the year, capital expenditures are anticipated to be fairly consistent with previous periods. They are mainly made for expansion, enhancements or upgrades of existing capacity and will depend on our results from operations. Included in anticipated capital expenditures is the purchase of $1.2 million of bridging equipment by the end of 2006. This is required under an existing purchase agreement.

The facilities-based teleconferencing service business is a capital intensive business. Our operations have required and may continue to require capital investment for: (i) the purchase and installation of conferencing bridges and other equipment in existing bridging networks, and additional bridging networks to be constructed in new service areas; and (ii) the evolution of the platform to support new products, services and technologies. Our expected capital expenditures include: (i) expenditures with respect to our management information system and corporate service support infrastructure and (ii) operating and administrative expenses with respect to new bridging platforms, and networks. We plan to make ongoing capital investments in connection with plans to construct and develop new bridging networks, as well as for technology upgrades. Any significant expansion will depend upon our ability to generate cash flows from operations and the availability of adequate financing.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our exposure to market risk from those described in our Annual Report on Form 10-K for the year ending December 31, 2004.

Item 4.	Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and acting chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d - 15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on the evaluation and communication from Hein & Associates, LLP to our Audit Committee in April 2005 that identified a material weakness, our chief executive officer and acting chief financial officer concluded that our disclosure controls and procedures are not effective.

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

Due to this material weakness, in preparing our consolidated financial statements for the quarter ended September 30, 2005, we performed additional analysis and other post close procedures to ensure that such financial statements were stated fairly in all material respects in accordance with U.S. generally accepted accounting principles.

Changes in Internal Controls over Financial Reporting

In connection with the evaluation of our internal controls that occurred during and subsequent to the first quarter of 2005, we are in the process of changing our controls. We have begun hiring experienced accounting staff, and need to increase the amount of accounting staff in order to provide sufficient time and resources to review the financial statements independent of the preparer, to research applicable accounting pronouncements related to our financial statements and disclosures, and to establish corrective review procedures. We plan to hire additional experienced staff during the fourth quarter of 2005 and first quarter of 2006.

Part II – Other Information

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On June 30, 2005, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Dolphin Direct Equity Partners, LP (“Dolphin”), pursuant to which we agreed to sell, and Dolphin agreed to purchase, up to 160,000 shares of our newly-created Series AA Convertible Preferred Stock (the “Preferred Stock”).

As provided by the Purchase Agreement, we held a special shareholders meeting on August 15, 2005, at which our shareholders approved the transactions contemplated by the Purchase Agreement. On August 19, 2005, the parties conducted the initial closing as contemplated by the Purchase Agreement. In connection with the initial closing, we sold 80,400 shares of Preferred Stock to Dolphin for a gross purchase price of $8,040,000. Net proceeds to us were equal to the gross proceeds less certain transaction fees and expenses, and less $1.5 million plus accrued interest in repayment of a bridge loan made to us by Dolphin on July 15, 2005.

Each share of Preferred Stock is convertible at the election of the holder into shares of our common stock by dividing the stated value of the Preferred Stock then outstanding by a conversion price, which will initially be $1.00. Therefore, the 80,400 shares of Preferred Stock sold at the initial closing will initially be convertible into 8,040,000 shares of our common stock. The conversion price will be adjusted to reflect subdivisions or combinations of the Company’s common stock such as stock splits, stock dividends, recapitalizations or reverse splits. The conversion price will also be adjusted in the event we issue shares of common stock or common stock equivalents for per-share consideration less than the conversion price then in effect, subject to certain exceptions. In the event of any merger, reorganization, sale of substantially all of our assets or similar transactions to which we are a party, each share of Preferred Stock then outstanding will become convertible only into the kind and amount of securities, cash and other property that is receivable upon the occurrence of such event by a holder of the number of shares of common stock that the shares of Preferred Stock were convertible into immediately prior to the event.

The stated value of each share of Preferred Stock will increase on a quarterly basis. As a result of a diminished net asset value as of the date of the intial closing and the recent decision by the Nasdaq Hearings Panel to delist our common stock, the stated value increase rate for the Preferred Stock will be 9.55% quarterly, with the possibility of decreasing by 50 basis points if the Company becomes relisted on the Nasdaq National Market, or by 25 basis points if the Company becomes relisted on the Nasdaq Capital Market or American Stock Exchange.

The sale of Preferred Stock to Dolphin at the initial closing was exempt from registration under the Securities Act of 1933 pursuant to Regulation D and Rule 506 promulgated thereunder. Dolphin is an accredited investor as defined in Regulation D, and we did not engage in any general solicitation or advertising with regard to the sale of Preferred Stock and has not offered shares of the Preferred Stock to the public.

In connection with the initial closing, we also issued warrants to purchase up to 9,000 additional shares of Preferred Stock to Belle Haven Investments, LP, one of the placement agents for the transactions. The warrants issued to Belle Haven are immediately exercisable for up to 9,000 shares of Preferred Stock, at an exercise price of $100 per share of Preferred Stock. The warrants expire on August 18, 2010.

Item 4.	Submission of Matters to a Vote of Security Holders

We held a special meeting on August 15, 2005 at our offices in Golden, Colorado for the purposes of approving the Dolphin transaction described in this report, and approving an amendment to our Articles of Incorporation to allow our shareholders to take action without a meeting by less than unanimous written consent.

The shareholders approved the transactions contemplated by our Securities Purchase Agreement with Dolphin. The votes for approval were 8,576,498 (89% of voted shares) and there were 914,202 votes against. There were 18,100 abstention votes, and 103,309 broker non-votes.

The shareholders also approved the proposed amendment to our Articles of Incorporation. The votes for approval were 8,304,438 (86% of voted shares) and there were 793,831 votes against. There were 20,254 abstention votes, and 493,586 broker non-votes.

The annual meeting of shareholders was held on June 28, 2005 at our offices in Golden, Colorado. The shareholders elected Jules DeVigne and Lewis Jaffee to serve three-year terms expiring in 2008. The votes for Jules DeVigne were 12,447,662 (92% of voted shares) and the votes for Lewis Jaffee were 12,444,023 (92% of voted shares).

The shareholders also ratified the appointment of Hein & Associates LLP as the Company’s independent accountants for the year ending December 31, 2005. The votes for ratification were 13,390,393 (99% of voted shares) and there were 3,321,169 abstention votes.

Item 6.	Exhibits:

The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q or are incorporated by reference into this Quarterly Report on Form 10-Q:

Number	Description
Exhibit 3.1.4	Certificate of Designations, Preferences and Rights of Series AA Preferred Stock (incorporated by reference, attached as Exhibit 4.1 to our report on Form 8-K filed with the Securities and Exchange Commission on August 24, 2005)

Exhibit 3.1.5	Amendment to Articles of Incorporation filed with the Colorado Secretary of State on September 6, 2005 (filed herewith)

Exhibit 10.1	Loan Agreement (incorporated by reference, attached as exhibit 10.1 to our report on Form 8-K filed with the Securities and Exchange Commission on November 3, 2005)

Exhibit 10.2	Pledge Agreement (incorporated by reference, attached as exhibit 10.2 to our report on Form 8-K filed with the Securities and Exchange Commission on November 3, 2005)

Exhibit 10.3	Security Agreement (incorporated by reference, attached as exhibit 10.3 to our report on Form 8-K filed with the Securities and Exchange Commission on November 3, 2005)

Exhibit 10.4	Term Promissory Note (incorporated by reference, attached as exhibit 10.4 to our report on Form 8-K filed with the Securities and Exchange Commission on November 3, 2005)

Exhibit 10.5	Subordination Agreement (incorporated by reference, attached as exhibit 10.5 to our report on Form 8-K filed with the Securities and Exchange Commission on November 3, 2005)

Exhibit 10.6	Consent Under Loan and Security Agreement (incorporated by reference, attached as exhibit 10.6 to our report on Form 8-K filed with the Securities and Exchange Commission on November 3, 2005)

Exhibit 10.7	Fourth Forbearance and Amendment (incorporated by reference, attached as exhibit 10.7 to our report on Form 8-K filed with the Securities and Exchange Commission on November 3, 2005)

Exhibit 31.1	Rule 13a-14 certification of Chief Executive Officer (filed herewith)

Exhibit 31.2	Rule 13a-14 certification of Acting Chief Financial Officer/principal financial officer (filed herewith)

Exhibit 32.1	Section 1350 certification of Chief Executive Officer (filed herewith)

Exhibit 32.2	Section 1350 certification of Acting Chief Financial Officer/principal financial officer (filed herewith)

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACT TELECONFERENCING, INC.

DATE: November 21, 2005	By:	/s/ Gene Warren
Gene Warren Acting Chief Financial Officer (Duly authorized officer and Principal Financial Officer)

Exhibit Index

The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q or are incorporated by reference into this Quarterly Report on Form 10-Q:

Number	Description
Exhibit 3.1.4	Certificate of Designations, Preferences and Rights of Series AA Preferred Stock (incorporated by reference, attached as Exhibit 4.1 to our report on Form 8-K filed with the Securities and Exchange Commission on August 24, 2005)

Exhibit 3.1.5	Amendment to Articles of Incorporation filed with the Colorado Secretary of State on September 6, 2005 (filed herewith)

Exhibit 10.1	Loan Agreement (incorporated by reference, attached as exhibit 10.1 to our report on Form 8-K filed with the Securities and Exchange Commission on November 3, 2005)

Exhibit 10.2	Pledge Agreement (incorporated by reference, attached as exhibit 10.2 to our report on Form 8-K filed with the Securities and Exchange Commission on November 3, 2005)

Exhibit 10.3	Security Agreement (incorporated by reference, attached as exhibit 10.3 to our report on Form 8-K filed with the Securities and Exchange Commission on November 3, 2005)

Exhibit 10.4	Term Promissory Note (incorporated by reference, attached as exhibit 10.4 to our report on Form 8-K filed with the Securities and Exchange Commission on November 3, 2005)

Exhibit 10.5	Subordination Agreement (incorporated by reference, attached as exhibit 10.5 to our report on Form 8-K filed with the Securities and Exchange Commission on November 3, 2005)

Exhibit 10.6	Consent Under Loan and Security Agreement (incorporated by reference, attached as exhibit 10.6 to our report on Form 8-K filed with the Securities and Exchange Commission on November 3, 2005)

Exhibit 10.7	Fourth Forbearance and Amendment (incorporated by reference, attached as exhibit 10.7 to our report on Form 8-K filed with the Securities and Exchange Commission on November 3, 2005)

Exhibit 31.1	Rule 13a-14 certification of Chief Executive Officer (filed herewith)

Exhibit 31.2	Rule 13a-14 certification of Chief Financial Officer/principal financial officer (filed herewith)

Exhibit 32.1	Section 1350 certification of Chief Executive Officer (filed herewith)

Exhibit 32.2	Section 1350 certification of Chief Financial Officer/principal financial officer (filed herewith)