Form 10-K
period 2005-12-31
ACT TELECONFERENCING INC
filed 2006-04-17
CIK 918709

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Common stock, no par value

Preferred stock purchase rights, associated with common stock

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Note: Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act from their obligations under those sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of an “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer  ☐     Accelerated filer  ☐     Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2005 was $8.37 million based on the closing price of the Company’s common stock on the Nasdaq National Market on June 30, 2005 of $.70 per share.

The number of shares outstanding of the Company’s Common Stock, no par value was 16,796,648 shares as of March 26, 2006.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information called for by Part III is incorporated by reference to specified portions of the definitive Proxy Statement for the Registrant’s 2006 Annual Meeting of Stockholders, which is expected to be filed not later than 120 days after the Registrant’s fiscal year ended December 31, 2005.

ACT Teleconferencing, Inc.

Form 10-K

Caution Regarding Forward-Looking Statements

This annual report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as may, should, expect, plan, intend, anticipate, believe, estimate, predict, potential or continue, the negative of such terms, or other comparable terminology. These statements are only predictions. Actual events or results may differ materially from the events or results indicated in any forward-looking statements. In evaluating these statements, you should specifically consider various factors, including the risks outlined in “Risk Factors” herein. These factors may cause our actual results to differ materially from any forward-looking statement.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Important factors that could cause actual results to differ materially from such expectations include: the capital requirements required for the development and expansion of the Company’s business; risks relating to obtaining additional financing; risks associated with the expansion of the Company’s business and the possible inability of the Company to manage its growth; risks related to the Company’s expansion into new products and new technologies; the competitive nature of the teleconferencing business; and the Company’s dependence on its significant customers. Moreover, we do not assume responsibility for the accuracy and completeness of the forward-looking statements. We are under no duty to update any of the forward-looking statements after the date of this annual report to conform such statements to actual results or to changes in our expectations.

Throughout this report, unless the context otherwise indicates, ACT Teleconferencing, Inc. and its consolidated subsidiaries are referred to as “ACT”, “the Company”, “we”, or “our”.

PART I

Item 1. Business

Overview

We are a full-service provider of audio, video, data and web-based conferencing services to businesses and organizations in North America, Europe and Asia Pacific. Our conferencing services enable our clients to cost-effectively conduct full service international conferences exchanging video, data and audio, by linking participants in geographically dispersed locations. We are present in nine countries, with facilities in eight of these, and provide local access dial in access from a total of 60 countries. Our primary focus is to provide high quality conferencing services to organizations such as professional service firms, investment banks, high tech companies, law firms, investor relations firms, telecommunications companies and other domestic and multinational companies.

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

In 2002 we also signed an outsourcing agreement with AT&T Corporation (now AT&T, Inc.) to provide audioconferencing services to AT&T and its customers in 60 countries outside of the United States. In 2004, this agreement was extended through 2006. We are currently in discussions with AT&T to renew the agreement.

Our financial results for the last three fiscal years, including geographic breakdown, are presented under Item 15, Exhibits, Financial Statements and Schedules.

Our Products

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

Revenue generation for videoconferencing is similar to audioconferencing, however the per-minute rate and transmission costs are higher. Although videoconferencing is more expensive than audioconferencing, the shift to Internet Protocol will decrease transport costs and associated revenues.

On February 8, 2006, we announced that we entered into a strategic partnership with Applied Global Technologies (“AGT”) to deliver a reservation-less video solution to new and existing ACT customers.

Videoconferencing is the preferred medium in certain conferencing applications. Examples of professional and industry applications include: law (witness depositions), medicine (diagnosis and treatment through telemedicine), business (executive searches, meetings of executives, boards and committees), and education (distance learning discussions).

Web Conferencing. ACT offers its global customers a full suite of web-based conferencing products and services. Services include on-demand web conferencing (web-based visual plus telephone conference call), event web conferencing, as well as web casting or streaming services. These services are used by ACT customers globally to support Investor Relations, Medical Marketing, Distance Learning and Event programs. ACT has yet to realize significant revenues from these services and combines these services with audio and video conferencing, when applicable.

Strategy

Teleconferencing Market Growth Factors. We believe several key trends in today’s business world are driving growth in the world market for teleconferencing services:

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

Our Strategy. Our strategy is to capture the growth we expect in the world market for teleconferencing services by providing high quality conferencing with a broad product line globally. Specifically, we aim to:

•	Capitalize on the global market for teleconferencing through a local presence. We use regional service delivery centers staffed by country nationals, which allows us to operate in local time zones and provide local language services. We employ local management and staff to develop customer loyalty and improve local market penetration. Our network of regional centers provides our multinational conference customers with knowledgeable and consistent service regardless of the continent or time zone.

•	Develop and leverage our present distribution channels through major third-party outsource relationships. Outsourcing arrangements with telecom carriers allow us to concentrate on additional volume delivery to their major customers while they promote our conferencing services as part of an overall product portfolio.

•	Adapt and implement state-of-the-art and best-practices technology with equipment providers. Rather than independently invest in research and development, we collaborate with equipment providers to improve our conferencing technology.

•	Foster and maintain long-term relationships with our customers. We train our people to be committed to the delivery of superior service through proprietary customer care and service quality-training programs. High quality standards and solid customer relationships generate repeat business and frequent referrals from satisfied clients.

Service Quality and Client Care. We train all employees in the principles of client care management, including continuous service quality monitoring and the development of positive relationships with clients. We pursue a philosophy of continuous process improvement, and we consistently measure our performance and endeavor to improve it. We actively monitor, analyze and control all facets of a conference including: reservations, conference execution, and billing and follow-up with customer satisfaction surveys.

We also review our performance with our customers on a regular basis, set specific performance improvement goals, and modify our operations accordingly. Feedback from our customers indicates that these factors contribute to a high customer retention rate.

Sales and Marketing

Our global sales and marketing targets customers that can be acquired through direct acquisition, and through multiple channel partners. Because our revenues are generated on a worldwide basis and local countries have seasonal variations in business activity, there has been little consistent seasonal fluctuation in revenues on a worldwide basis, with the exception of revenue in Europe which typically slows down during the third quarter.

We attract our customers through direct and indirect sales efforts such as customer referrals, telemarketing, trade show promotions, and advertising. Our direct sales force focuses on multinational and mid-market accounts. We also have several outsource relationships with telecommunications companies globally.

Our customer base is approximately 4,200 established accounts ranging from small manufacturing firms to Fortune 500 companies. Each customer is unique, with end-user populations ranging from 20 to 20,000 users. We cross-sell services to our global customer base, and specialize in supporting vertical applications.

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

Global Accounts. Our global account managers are responsible for approximately 43 multinational accounts. We focus on the home country or headquarters of these multinationals as a base for developing our global business relationships. Each account manager deals with the customer’s home country office or headquarters when establishing service. All sales directors and staffs participate in the account acquisition and implementation globally.

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

Outsourced and Co-Marketing Relationships. We participate in outsourcing and co-marketing relationships with major telecommunications companies globally. We focus on building relationships with global customers that resell our audio teleconferencing services. Our customers sell the services which we then provide directly to their customers. AT&T is the largest of our customers with which we have such a relationship, and they are our largest customer overall. AT&T accounted for 19%, 16%, and 7%, of our consolidated revenues for the years ended December 31, 2005, 2004 and 2003.

Competition

We compete with major long distance companies, independently-owned conferencing companies, and in-house services such as company-operated audio and video bridges and private-branch exchange equipment.

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

Our competition comes from large companies such as British Telecom, AT&T, Inc., France Telecom, Deutsche Telekom, Telstra, Hong Kong Tel, MCI and Sprint. We also face competition from independent conferencing companies similar to us, including Premiere Conferencing, Intercall-West Corp., V-Span, Genesys and Raindance. In the United States we also may face additional competition from the regional carriers.

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

Some companies own and operate their own conferencing bridges, but many companies find that the costs of operating their own bridge outweigh the benefits and prefer to outsource their conferencing services. Technology is available to enhance private branch exchange conferencing capability (usually up to six calls), but this type of conference call typically has poor sound quality, and each additional line weakens the overall sound volume. Additional competition also may develop from more sophisticated telephone sets, VOIP and other centralized switching devices. These alternative techniques may enable our customers to conduct some of their own conferences, but we believe they will continue to outsource larger conferences, particularly if their remote meetings require a collaboration of audio, video and web conferencing techniques.

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

We own the following United Kingdom trademark registrations (some of which include words that are intentionally repeated): ACT; ACTIONCAST ACTIONCAST; ACTIONCALL ACTIONCALL; ACTIONSHOW ACTIONSHOW; ACTION FAX ACTION FAX and ACTION VIEW. We also own a Benelux trademark registration for ACT TELECONFERENCING, and U.S. trademark registrations for CLARIONCALL and READY CONNECT. We do not own a federal trademark registration for the term ACT in the United States. Since a wide variety of companies use the term in their corporate name or advertising, the trademark registration could be prohibitively expensive. We do claim a number of common law marks that use the terms ACT or ACTION as a part of such marks. We also believe that we are the only enterprise currently using ACT in the teleconferencing industry.

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

Employees

As of December 31, 2005 we had a total of 333 full-time equivalent employees worldwide. None of our employees are represented by labor unions. We have not experienced any work stoppages and consider our employee relations to be good.

Long Lived Assets

At December 31, 2005, we had $10.1 million in long-lived assets. $5.8 million were located in the United States. $4.3 million were located at foreign affiliates - $1.7 million in the United Kingdom, $1.8 million in Canada, $629,000 in Australia, and $162,000 in other countries.

Item 1A. Risk Factors

Please refer to “RISK FACTORS” on page 15.

Item 1B. Unresolved Staff Comments

N/A

Item 2. Facilities

At December 31, 2005, we leased office and service delivery space at all of our locations which are listed in the table below.

Location	Country	Description	Year Established
Golden	United States	Sales and service delivery	1990
London	United Kingdom	Sales and service delivery	1992
Amsterdam	Netherlands	Sales	1995
Sydney	Australia	Sales and service delivery	1997
Ottawa	Canada	Sales and service delivery	1998
Frankfurt	Germany	Sales	1998
Adelaide	Australia	Sales and service delivery	1999
Hong Kong	China	Sales and service delivery	1999
Andover	United States	Sales and service delivery	2001
Singapore	Singapore	Sales and service delivery	2001

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

Item 4. Submission of Matters to a Vote of Security Holders

None

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Repurchases of Equity Securities

Our common stock is quoted on the Pink Sheets under the symbol ACTT.PK. On April 13, 2006, the last reported sale price of our common stock was $.135 per share.

	High	Low
Fiscal year ended December 31, 2004
First Quarter	$3.48	$1.10
Second Quarter	4.08	2.23
Third Quarter	2.52	1.03
Fourth Quarter	1.58	.96
Fiscal year ended December 31, 2005
First Quarter	$1.41	$.51
Second Quarter	.82	.33
Third Quarter	.72	.35
Fourth Quarter	.65	.18

Shareholders. As of April 11, 2006 we had approximately 312 common shareholders of record.

Dividends. We have never paid any dividends on our common stock. We paid cash dividends on our Series C Preferred Stock during certain periods of 2003 and 2004. We do not expect to pay cash dividends in the foreseeable future. Any future decision as to the payment of dividends will be at the discretion of our Board of Directors and will depend upon our earnings, financial position, capital requirements, plans for expansion, loan covenants and such other factors as the Board of Directors deems relevant. Our existing senior bank credit facility prohibits us from paying dividends on our common stock.

We are currently paying quarterly dividends of 9.55% on shares of our Series AA Preferred Stock in the form of quarterly increases in the stated value of those shares. Holders of the Series AA Preferred Stock are entitled to receive any dividends paid on our common stock.

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

	Year ended December 31,
	2005	2004	2003	2002	2001
	($ in thousands, except per share data)
Consolidated statement of operations data :
Net revenues	$50,964	$53,540	$55,751	$53,872	$46,643
Operating expenses - before restructuring and impairment of asset costs	52,601	55,532	60,329	57,923	44,643
Restructuring and impairment of assets	14,310	16,442	—	2,000	—
Total operating expenses	66,911	71,974	60,329	59,923	44,643
Operating income (loss)	(15,947)	(18,434)	(4,578)	(6,051)	2,000
Net loss	(18,153)	(21,164)	(8,493)	(7,648)	(216)
Net loss per share
Basic	$(1.16)	$(1.41)	$(0.90)	$(0.93)	$(0.09)
Diluted	$(1.16)	$(1.41)	$(0.90)	$(0.93)	$(0.09)
Consolidated balance sheet data:
Total assets	$21,812	$38,518	$54,623	$59,459	$53,487
Total short term debt and capital leases	10,385	16,026	7,781	5,019	8,101
Total long term debt and capital leases	470	201	10,667	10,053	7,039
Convertible, redeemable preferred stock	7,824	—	—	2,698	—
Shareholders’ equity (deficit)	$(6,351)	$12,817	$22,110	$24,841	$29,163

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a full-service provider of audio, video, data and web-based conferencing services to businesses and organizations in North America, Europe and Asia Pacific. Our global presence has allowed us to participate in outsourcing and co-marketing relationships with major telecommunications companies globally.

Changes in this customer base as well as changes in our industry have contributed to volatility in our earnings as well as our ability to achieve profitability. Among these changes is a migration away from high-touch, operator assisted services to more automated services. Accompanying this trend has been significant price competition and reduced revenue per unit of service.

This has resulted in $7.1 million in goodwill impairment charges, $2.2 million of restructuring costs, and $4.5 million of impairment charges related to equipment being recognized in 2005, and $13.6 million in goodwill impairment charges, and $2.8 million of restructuring and equipment impairment charges recognized in 2004.

Management is taking the following actions to improve the Company’s financial performance:

•	A major restructuring effort began in late 2004 to move from a geographic to a functional management structure in order to drive revenue growth, obtain operating efficiencies and achieve cost reductions. This restructuring targets underperforming business units and included the consolidation of operating centers in both Europe and North America.

•	Growth is expected in the audio segment of the business. Our volume of minutes processed has been growing historically, and is expect to continue to grow.

•	Rapid growth under the AT&T audio outsourcing contract which runs through 2006 is expected to continue.

•	Additional resources have been devoted to expanding the Company’s sales effort. This increased sales focus and work force is expected to result in increased sales.

These actions may not be enough, however, to return the Company to profitability and resolve the liquidity and going concern issues noted in the more detailed management discussion and analysis that follows.

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

Significant Accounting Policies

Internal Use Software—Under the guidance provided in Statement of Position 98-1, we capitalize costs incurred in developing internal use computer software. We capitalized internal use software development costs of approximately $459,000, $700,000, and $1.1 million for the years ended December 31, 2005, 2004, and 2003, respectively.

Goodwill—Goodwill represents the excess of purchase price over tangible and other intangible assets acquired less liabilities assumed arising from business combinations. In compliance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), issued in June 2001, we have not amortized goodwill for business combinations after June 2001 and we have ceased amortizing all such goodwill effective January 1, 2002. Prior to the adoption of SFAS 142, goodwill was amortized on a straight-line basis over 15 or 25 years.

As required by SFAS 142, we have completed our initial goodwill impairment test at least annually. As a result of this testing, we recorded no goodwill impairment charges in 2003, $13.6 million in 2004, and $7.1 million in 2005.

As of December 31, 2005, we had a total of $1.0 million in net goodwill.

Foreign Currency Conversion—ACT Teleconferencing, Inc. and its U.S. subsidiaries (“ACT”) use the U.S. dollar as its functional currency and its international subsidiaries use their local currencies as their respective functional currencies. Financial statements of foreign subsidiaries are translated into U.S. dollars at current rates, except that revenues, costs and expenses are translated at average exchange rates effective during the year.

Intercompany transactions between ACT and its affiliates are billed at current monthly rates. Payments on intercompany accounts are settled using spot rates in effect at the date of settlement. Gains and losses resulting from these foreign currency transactions are included in the consolidated statement of operations. The foreign exchange gain (loss) arising from such transactions was $28,000, ($170,000), and ($460,000) for the years ended 2005, 2004, and 2003 respectively.

The effect of translating all other accounts of ACT’s foreign subsidiaries into U.S. dollars has been included in stockholders’ equity as a cumulative foreign currency translation adjustment. Prior to 2003, ACT treated intercompany transactions as investments, and translation adjustments of those accounts were also included in the cumulative foreign currency translation adjustment. Cumulative foreign currency translation adjustments for the years ended December 31, 2005, 2004 and 2003 were ($380,000), $4.1 million and $1.6 million respectively.

Employee Stock Options—We have elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) instead of FASB Statement No. 123, “Accounting for Stock-Based Compensation.” If we had elected to adopt FASB Statement No. 123, our net loss available to common shareholders would have been approximately $19.9 million, $22.0 million, and $9.9 million, or losses of $1.19, $1.46, and $0.97 per diluted share for the years ended December 31, 2005, 2004, and 2003 respectively, as compared to our actual reported net loss available to common shareholders of $19.4 million, $21.2 million, and $9.2 million, or losses of $1.16, $1.41, and $0.90 per diluted share for the years ended December 31, 2005, 2004, and 2003, respectively.

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

Certain prior year amounts have been reclassified to conform to the current year presentation.

Significant Business Activities

During 2005 and the first quarter of 2006, the following developments were of significance:

•	We experienced a significant increase in volume and revenues from our global conferencing platform due to increasing usage from our outsourcing relationship with AT&T. We expect to renew this agreement, and estimate this channel will continue to grow in 2006 and beyond. Revenues will depend upon customer usage. In 2004, this relationship contract was extended by two years, until the end of 2006. Because the contract includes a termination clause there can be no assurance that it will continue until the end of its extension period. We are currently in discussions with AT&T to renew this agreement.

•	During 2005, our videoconferencing revenues fell by 27%. This decline was generally in line with lower worldwide industry videoconferencing revenues. As a result of this decline, we recorded a $3.0 million goodwill impairment charge related to our video reporting unit during the third quarter of 2005.

•	Activity began in fourth quarter 2004 to reorganize ourselves functionally rather than geographically to drive revenue growth and obtain operating efficiencies in addition to achieving cost reductions. Included in this reorganization is the consolidation of operating centers in North America and Europe and a net workforce reduction of approximately 7.5%, after considering employees added to the sales and other organizations. $2.2 million and $1.8 million in charges related to this restructuring were recognized in 2005 and 2004, respectively.

•	On August 19, 2005, we closed on the first tranche of our sale of Series AA Preferred Stock to affiliates of Dolphin Direct Equity Partners, L.P. We issued 80,400 shares of preferred stock for $8.0 million in gross proceeds. Existing holders of the Company’s common stock, including Dolphin, were allowed to participate in a subsequent registered rights offering for the remaining 79,600 shares of preferred stock. The rights offering was completed in February 2006, resulting in an additional $8.0 million in gross proceeds. We used the proceeds of the sales of preferred stock to pay off all of our subordinated debt.

•	At December 31, 2005 we were out of compliance with certain covenants of our senior line of credit agreement which had an outstanding balance of approximately $1.8 million. We received a forbearance and extension through June 12, 2006 from the lender.

The following table summarizes our most important revenue trends:

	2005	2004	2003	2002
	($ in thousands)
Revenues
Audioconferencing/other revenues*	$29,830	$29,086	$29,644	$29,705
Concert Channel (audioconferencing)	—	—	—	2,038
Global Services Channel (audioconferencing)**	10,672	10,037	7,545	4,160

Audioconferencing subtotal	40,502	39,123	37,189	35,903
Videoconferencing	10,462	14,417	18,562	17,969

Total revenues	$50,964	$53,540	$55,751	$53,872

Revenue Growth Percentage	(5.0)%	(4.0)%	3.5%	15.5%

*	Excluding Concert and Global Services
**	Principally AT&T and global customers.

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

AT&T Outsourcing Contract

Because AT&T, through its predecessor company, was previously a 50% shareholder in Concert and due to the existence of our established and extensive global service platform built for Concert, we and AT&T jointly determined that our worldwide teleconferencing network with established and dedicated local facilities would be an effective way to provide conferencing services to those subsidiaries of American multinationals who were already AT&T customers in the U.S. but who require conferencing services overseas. Accordingly, we executed a global outsourced services agreement with AT&T in 2002.

We started implementing this outsource contract in August 2002 and have seen rapid volume and revenue growth since then. The outsource contract requires ACT to provide detailed levels of quality, sales and service positioning, customer provisioning and comprehensive pricing for a number of different conferencing products, services and applications. Although the contract contains certain termination clauses and no guaranteed volumes, the Company anticipates continued volume and revenue growth into 2006. ACT believes that the strong relationship that has developed between the contracting parties will continue to grow. The contract expires at the end 2006, and the Company and AT&T are currently in discussions to renew the agreement.

Audioconferencing Outlook

Automated voice conferencing volumes continued to grow at a rapid rate in 2005 and pricing remained competitive. Most of our U.S. and Canadian customers have already made the transition to automated services, and we now expect strong growth in automated services in the European and Asia Pacific markets over the next few years. We expect that the growth of automated services at reduced prices will continue unabated, but the emergence of this product line nevertheless has highlighted some fundamental applications whereby operator-attended services will continue to be required by our customers. Our strategy remains to provide a broad range of services to our customers which fit their different communications needs. We expect our automated services and our fully-attended offering to continue to complement each other.

Attended voice conferencing remains one of our core businesses. We are focused on developing new markets and applications for customers in attended voice conferencing services especially in areas such as training, education and large participant calls. While we do expect that this overall market will grow at a much lower rate over the next few years, we also believe that we may be able to achieve a higher growth rate in attended services than the overall market because this is an area in which we specialize and differentiate ourselves from our competitors, and have the ability to leverage our international infrastructure.

Videoconferencing Outlook

Total videoconferencing revenues fell by 27% in 2005 compared to 2004, and now comprise approximately 21% of our total revenues. This reflects an overall slowdown in the videoconferencing industry.

We have implemented and identified further cost reduction and network rationalization in our videoconferencing business. We have also identified new major outsourcing opportunities and opportunities to cross-sell our services between audioconferencing and videoconferencing. We have established a relationship with Applied Global Technologies (“AGT”) to resell their unattended video services, and we are exploring other outsourcing opportunities to lower our operating costs.

Many applications which were previously more suited to a videoconference can now be effected by combining voice and web conferencing at a lower cost. We believe therefore that videoconferencing will continue to only be used in certain situations where it is specifically required by business executives. We expect that web and audioconferencing will be used in most other conferencing situations.

Results of Operations

Fiscal Year Ended December 31, 2005, compared to Fiscal Year Ended December 31, 2004

Audio conferencing revenues increased to $40.5 million from $39.1 million for the years ended December 31, 2005 and 2004, respectively. The increase is due to increased operator attended and automated conferencing minutes, partially offset by lower average revenue per minute due to increased price competition. Audio conferencing accounted for 79% and 73% of our revenues for the years ended December 31, 2005 and 2004, respectively. Excluding $1.6 million in non-cash deferred audio conferencing revenue recognized in 2004, audio conferencing revenue increased by 8%, as follows:

($000’s)	U.S. GAAP Revenue	Noncash Revenue	Revenue Excl. Noncash Portion
2005	$40,502	$—	$40,502
2004	39,123	1,644	37,479

US$ increase	$1,379	$1,644	$3,023
% Increase	4%		8%

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

Videoconferencing revenue decreased by 27% to $10.5 million from $14.4 million and comprised 21% and 27% of total revenues for the years ended December 31, 2005 and 2004, respectively. This decrease reflects an overall contraction in service revenues for the videoconferencing industry as well as a reduction in one time video equipment revenue

For the year ended December 31, 2005, North America, Europe and Asia Pacific, our three primary geographic markets, generated 61%, 29% and 10% of total revenue, respectively, compared to 60%, 28%, and 12% in 2004. In 2005, the United States accounted for 50% of our revenue, the United Kingdom 24%, Australia 8%, Canada 11%, and all other countries combined accounted for 7%.

Cost of Services. Cost of services decreased from $33.3 million and 62% of revenue for the year ended December 31, 2004, to $32.1 million and 63% of revenue for 2005. These costs in dollars decreased due to restructuring activities during the last quarter of 2004 and in 2005, offset by higher long distance charges related to increased audio minute volumes.

Gross Profit. Gross profit decreased by 6% from $20.2 million for the year ended December 31, 2004, to $18.9 million for the year ended December 31, 2005. Gross profit as a percentage of net revenue decreased from 38% for 2004 to 37% for 2005, due to the deferred audio conferencing revenue amortized in 2004.

Selling, General and Administrative Expense. Selling, general and administrative expense for the year ended December 31, 2005 was $20.5 million or 40% of revenue, compared to $22.2 million or 41% of revenue for 2004. These costs decreased due to the restructuring activities in 2004 and 2005.

Operating Loss. Our operating loss decreased from $18.4 million for the year ended December 31, 2004 to $15.9 million for 2005. This is mainly due to lower operating costs and impairment charges in 2005 compared to 2004.

Interest Expense. Net interest expense increased from $2.7 million for the year ended December 31, 2004 to $2.9 million for 2005. This is primarily due to an acceleration of debt discount costs related to the repayment of debt, resulting from funds received from the Dolphin transaction.

Provision for Income Taxes. Provision for income taxes increased to $248,000 for 2005 compared to $88,000 for 2004. These taxes are due to taxable income in our United Kingdom and Canada subsidiaries. Income tax payments in other countries are expected to be insignificant due to domestic and international tax loss carry-forwards.

Net Loss. Net loss decreased from $21.2 million in 2004 to $18.2 million in 2005. This decrease is the result of a decrease in costs due to restructuring activities and decreased goodwill impairment charges, offset by a decrease in revenue and increased long-lived tangible asset impairment costs.

Preferred Stock Dividends. Preferred stock dividends were $1.2 million for the year ended December 31, 2005. These dividends represent non-cash increases to stated value of the preferred shares issued on August 19, 2005 as a result of the Dolphin transaction, and the accretion to redemption value of the preferred shares. There were no dividends in 2004.

Net Loss Available to Common Shareholders. The net loss available to common shareholders for the year ended December 31, 2005 was $19.4 million, compared with a net loss of $21.2 million in 2004.

Fiscal Year Ended December 31, 2004, compared to Fiscal Year Ended December 31, 2003

Net Revenues. Net revenues decreased by 4% to $53.5 million for the year ended December 31, 2004, compared to $55.8 million for 2003. This decrease was due to a 22% drop in videoconferencing revenue which more than offset a 5% increase in audioconferencing revenue. Audioconferencing revenue accounted for 73%, 67%, and 67% of revenue in 2004, 2003, and 2002 respectively. Videoconferencing accounted for the balance of our revenue.

In 2004, North America, Europe and Asia Pacific generated approximately 60%, 28% and 12%, respectively, of our revenue, compared with 58%, 32% and 10% in 2003. In 2004, the United States accounted for 51% of our revenue, the United Kingdom 24%, Australia 9%, Canada 9% and all other countries combined accounted for 7%.

Gross Profit. Gross profit increased by 2% from $19.8 million for the year ended December 31, 2003, to $20.2 million for the year ended December 31, 2004. Gross profit as a percentage of net revenue increased from 35% for 2003 to 38% for 2004. This gross profit increase reflects reduced network costs, increased usage of our worldwide infrastructure as a result of the AT&T contract, and the further stabilization of our operating costs.

Selling, General and Administrative Expense. Selling, general and administrative expense for the year ended December 31, 2004 was $22.2 million or 41% of revenue, compared to $24.4 million or 44% of revenue for 2003.

Operating Loss. Our operating loss increased from $4.6 million for 2003 to $18.4 million for 2004. This is due to a noncash goodwill impairment charge of $13.6 million in 2004 and $2.8 million of reorganization and long-lived asset impairment costs.

Interest Expense. Net interest expense dropped by 13% from $3.1 million in 2003 to $2.7 million in 2004. This was due to a reduction in outstanding senior and subordinated debt.

Provision for Income Taxes. Provision for income taxes decreased to $88,000 for 2004 compared to $342,000 for 2003. These taxes are due to taxable income in our United Kingdom and Canada subsidiaries.

Net Loss. Net loss increased from $9.2 million in 2003 to $21.2 million in 2004. This increase is the result of a goodwill impairment charge of $13.6 million and reorganization and long-lived tangible asset impairment cost of $2.8 million.

Liquidity, Capital Resources and Cashflow

For the year ended December 31, 2005 we generated and used cash proceeds as follows:

•	$353,000 of net cash was used for operating activities. This consists of $224,000 used in operations before changes in operating assets and liabilities, and $129,000 used from changes in such assets and liabilities as detailed in the Statements of Cash Flows.

•	Net cash used in investing activities was $908,000 due to purchases of equipment and software.

•	$229,000 was provided from financing activities due to net proceeds from the initial closing on the Dolphin transaction and the bridge loan provided by Dolphin, offset by repayments of debt and capital leases.

As of December 31, 2005, we had approximately $1.7 million in cash and cash equivalents.

At December 31, 2005, we were in default for failure to comply with covenants in the credit agreement for the outstanding balance of our $3.5 million line of credit. A forbearance has been received through June 12, 2006. In October 2005, we satisfied all of our subordinated debt with funds received from the $7.0 million interim loan from Dolphin.

We believe that we will be able to improve our operating performance in 2006 based on actions that have been taken and the following considerations:

We are taking the following actions to improve our financial performance:

•	A major restructuring effort began in late 2004 to move from a geographic to a functional management structure in order to drive revenue growth, obtain operating efficiencies and achieve cost reductions. This restructuring targets underperforming business units and included the consolidation of operating centers in both Europe and North America.

•	Growth is expected in the audio segment of the business. Our volume of minutes processed has been growing historically, and is expect to continue to grow.

•	Rapid growth under the AT&T audio outsourcing contract which runs through 2006 is expected to continue.

•	Additional resources have been devoted to expanding the Company’s sales effort. This increased sales focus and work force is expected to result in increased sales.

The financial statements do not include any adjustments that could be required if we were unable to continue as a going concern. We have recorded net losses of $18.2 million, $21.2 million, and $8.5 million in 2005, 2004, and 2003, respectively.

Our independent auditors have expressed doubt about our ability to continue as a going concern. Their report includes an explanatory paragraph stating there is substantial doubt about our ability to continue as a going concern because we have incurred losses from operations historically, our total liabilities exceed our total assets, and we are not in compliance with debt covenants on our senior line of credit.

The terms of our Series AA Preferred Stock provide that the holders of a majority of the outstanding shares of Series AA Preferred Stock may require us, at any time after the fifth anniversary of the initial issuance date of shares of the preferred stock, to redeem all but not less than all outstanding shares of Series AA Preferred Stock at a price equal to the stated value of such shares then outstanding. This series of preferred stock currently has an aggregate stated value of $18.3 million, and due to the effect of the scheduled increases to the stated value of the preferred stock, the aggregate stated value of the shares of Series AA Preferred Stock outstanding on August 19, 2010, the fifth anniversary of the initial issuance date of shares of the preferred stock, will exceed $91.1 million. This figure is substantially greater than our current total assets and far exceeds cash, cash equivalents and borrowings currently available to us, and we are unlikely to be able to arrange for financing in sufficient amount to meet this obligation. In the event the requisite holders of shares of our Series AA Preferred Stock exercise their right to require us to redeem the preferred stock, it is likely that we would default on our redemption obligation, which may cause the holders of the Series AA Preferred Stock to force us to liquidate all of our assets or to otherwise engage in a restructuring transaction in which our common shareholders will not participate. The contingent liability associated with this redemption right may also make it difficult for us to obtain interim financing, which may impede our ability to pay our operating costs or make capital expenditures that we might otherwise make.

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

Our contractual obligations as of December 31, 2005 are as follows:

Contractual Obligations	Total	Within 1 year	1 -3 years	After 3 years
	(in thousands)
Debt	$10,715	$10,245	$470	$—
Capital lease obligations (including interest portion of payments)	145	145	—	—
Operating leases	5,179	2,584	2,273	322

	$16,039	$12,974	$2,743	$322

(1)	Excludes a contingent obligation to redeem outstanding shares of Series AA Preferred Stock pursuant to optional redemption provisions. In the event the holders of a majority of the outstanding shares of Series AA Preferred Stock require us, at any time after the fifth anniversary of the initial issuance date of shares of the preferred stock, to redeem the outstanding shares of Series AA Preferred Stock, we will have a contractual cash obligation of approximately $91.1 million on August 19, 2010, . The amount of this contingent obligation will increase thereafter in accordance with the scheduled stated value increases to the Series AA Preferred Stock.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Shared-Based Payment” (“SFAS 123R), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” (SFAS 123”) and supercedes APB Opinion N0. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition. The Company is required to adopt SFAS 123R in 2006. Under SFAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive method would record compensation expense for all unvested stock options beginning with the first period restated. The Company is evaluating the requirements of SFAS 123R, has not yet determined the method of adoption, has not determined what impact the adoption of SFAS 123R will have on its consolidated results of operations and earnings per share, and has not determined whether adoption will result in amounts that are similar to the current pro forma disclosures under SFAS No. 123.

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

We received a report on our consolidated financial statements for the year ended December 31, 2005 from our independent accountants that includes an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern. The report expressed doubt about our ability to continue as a going concern because we suffered significant losses from operations in fiscal 2005 and were in default on certain debt covenants on our largest bank line of credit. We can offer no assurance that the actions we plan to take to address these conditions will be successful. Inclusion of a “going concern qualification” in the report of our independent accountants may have a negative impact on our ability to obtain financing and may adversely impact our stock price.

We have experienced continuing losses during the past three years, and we may be unable to regain profitability.

We reported net losses of $18.2 million in 2005, $21.2 million in 2004, and $8.5 million in 2003, and we have not reported a quarterly profit since the third quarter of 2001. We may not achieve profitability or maintain profitability, if achieved, on a consistent basis. In addition, our operating expenses may increase in the future as we expand our operations. If our gross profit does not grow to offset any such increased expenses, it will be more difficult to reverse our recent history of losses. Continued losses would likely cause our stock price to decrease.

Holders of a majority of our Series AA Preferred Stock may require that we redeem all outstanding shares of Series AA Preferred Stock on or after August 19, 2010, and we are unlikely to have sufficient funds to satisfy the resulting obligation.

The terms of our Series AA Preferred Stock provide that the holders of a majority of the outstanding shares of Series AA Preferred Stock may require us, at any time after the fifth anniversary of the initial issuance date of shares of the preferred stock, to redeem all but not less than all outstanding shares of Series AA Preferred Stock at a price equal to the stated value of such shares then outstanding. This series of preferred stock currently has an aggregate stated value of $18.3 million, and due to the effect of the scheduled increases to the stated value of the preferred stock, the aggregate stated value of the shares of Series AA Preferred Stock outstanding on August 19, 2010, the fifth anniversary of the initial issuance date of shares of the preferred stock, will exceed $91.1 million. This figure is substantially greater than our current total assets and far exceeds cash, cash equivalents and borrowings currently available to us, and we are unlikely to be able to arrange for financing in sufficient amount to meet this obligation. In the event the requisite holders of shares of our Series AA Preferred Stock exercise their right to require us to redeem the preferred stock, it is likely that we would default on our redemption obligation, which may cause the holders of the Series AA Preferred Stock to force us to liquidate all of our assets or to otherwise engage in a restructuring transaction in which our common shareholders will not participate. The contingent liability associated with this redemption right may also make it difficult for us to obtain interim financing, which may impede our ability to pay our operating costs or make capital expenditures that we might otherwise make.

Our preferred stock carries a substantial liquidation preference, which could significantly impact the return to common equity holders upon an acquisition.

In the event of liquidation, dissolution, winding up or change of control of us, the holders of Series AA Preferred Stock would be entitled to receive the stated value per share of Series AA Preferred Stock plus all increases to stated value on such share before any proceeds from the liquidation, dissolution or winding up are paid with respect to any other series or class of our capital stock. Accordingly, the approximately 160,000 shares of Series AA Preferred Stock that are outstanding following the preferred stock offering that was completed in January 2006 currently have an aggregate liquidation preference of approximately $18.3 million, which will increase at a quarterly rate of 9.55%, compounded quarterly. This will result in an aggregate liquidation preference in excess of $91.1 million on the fifth anniversary of our initial sale of Series AA Preferred Stock. Consequently, the sale of all or substantially all of our assets or other fundamental corporate transactions may result in substantially all of the proceeds of such transaction being distributed to the holders of our Series AA Preferred Stock.

From time to time we engage in discussions with or receive proposals from third parties relating to potential acquisitions or strategic transactions that could constitute a change of control. While we have not engaged in any transaction of this type prior to our agreement with Dolphin, we will in the future continue to evaluate potential business combinations or strategic transactions which, if consummated, may constitute a change of control and trigger the liquidation preferences described above.

We are out of compliance with certain loan covenants.

We have relied in part on bank financing and debt transactions to meet our capital needs. These financings require compliance with certain covenants. We are out of compliance with certain covenants in our senior bank financing agreement, which could result in the lender accelerating the due date of the indebtedness outstanding under that agreement. The lender has agreed to forbear, through June 12, 2006, from taking action relating to our defaults, but may not grant us waivers or forbearances in future periods. In the event the lender accelerates the due date of our debt to them, our cash position would be substantially depleted.

Conversion of our Series AA Preferred Stock could result in a substantial number of additional shares of common stock outstanding, which could decrease the price of our common stock.

The outstanding shares of Series AA Preferred Stock are currently convertible into 18.3 million shares of our common stock. All outstanding shares of Series AA Preferred Stock will be entitled to increases in stated value at a quarterly rate of 9.55%, compounded quarterly from the date of issuance. To the extent the Series AA Preferred Stock is converted into common stock, a very significant number of additional shares of common stock may be sold into the market, which could decrease the price of our common stock.

Dolphin is currently the beneficial owner of approximately 48.2% of our voting securities, will obtain beneficial ownership of additional voting securities, and will be able to exert substantial control over us.

Dolphin is currently the beneficial owner of approximately 48.2% of our outstanding voting securities, and owns the majority of the shares of Series AA Preferred Stock currently outstanding. Because of Dolphin’s majority ownership of the outstanding Series AA Preferred Stock, Dolphin will control the vote on any matters to be approved by the Series AA shareholders, and other Series AA shareholders will not be able to block any action or approval that Dolphin votes to approve in its capacity as a Series AA shareholder.

Dolphin is entitled, as a Series AA shareholder, to quarterly increases in the stated value of its shares of Series AA Preferred Stock, at a rate of 9.55% compounded quarterly. As a result, Dolphin’s beneficial ownership of our common stock, which is already substantial, will continue to increase over time, and Dolphin will acquire outright voting control of us on June 30, 2006. Furthermore, the Investor Rights Agreement that we signed with Dolphin effectively allows Dolphin to control our Board of Directors, even if Dolphin does not beneficially own the majority of our common stock. Because of their large percentage ownership and board representation, Dolphin is likely to have significant control over our management, policies and affairs, particularly corporate actions requiring the approval of our shareholders, and Dolphin may cause us to take corporate actions with which you might disagree, including the amendment to the terms of our Series AA Preferred Stock described below under the caption “We intend to amend the terms of our Series AA Preferred Stock to provide for a forced conversion feature over which Dolphin will have a substantial influence, and may control outright.”

We intend to amend the terms of our Series AA Preferred Stock to provide for a forced conversion feature over which Dolphin will have substantial influence, and may control outright.

The terms of the Series AA Preferred Stock currently provide that each share of Series AA Preferred Stock will be convertible at the election of the holder into shares of our common stock. We intend to propose an amendment to the terms of the Series AA Preferred Stock to provide that in addition to, or possibly instead of, the ability of each holder of Series AA Preferred Stock to convert their shares into shares of our common stock, the holder or holders of at least 66 2/3% of the outstanding shares of Series AA Preferred Stock may require the conversion of all, but not less than all, of the outstanding shares of the preferred stock into shares of our common stock. This amendment would allow the holders of a two-thirds majority of the Series AA Preferred Stock, acting together and in the sole discretion of such holders, to be able to force the conversion of all outstanding shares of Series AA Preferred Stock into shares of our common stock. Dolphin owns a majority of the shares of Series AA Preferred Stock outstanding. As a result, Dolphin will have substantial influence over the exercise of the forced conversion mechanism.

The conversion price of the Series AA Preferred Stock is currently well in excess of the price of our common stock, such that if the proposed amendment described above were implemented, the holders of two-thirds of the outstanding Series AA Preferred Stock elected to force the conversion of all of the outstanding preferred stock, holders of the preferred stock would suffer an immediate loss upon conversion of their shares, and that loss would be beyond their control. In addition, conversion of the Series AA Preferred Stock into shares of our common stock would deprive the Series AA shareholders of all of the rights and benefits of holding the Series AA Preferred Stock, including the right to periodic stated value increases, preferential rights to dividends and the proceeds of a dissolution or other liquidation event, special voting rights and the ability to vote as a separate class, and the redemption right following the fifth anniversary of the issuance of the preferred. There is no mechanism for these rights to be restored following the conversion of the Series AA Preferred Stock to shares of our common stock.

We expect that we will pursue the amendment in the form and at such time as Dolphin recommends. Implementation of this amendment will require the approval of the holders of our common stock and the Series AA Preferred Stock, voting as separate classes, which we expect to seek at our 2006 annual meeting of shareholders. However, as the majority holder of the Series AA Preferred Stock, Dolphin will control the vote of the Series AA shareholders, and because of the voting rights of the Series AA Preferred Stock Dolphin will also control a substantial portion of the vote on any matters to be approved by holders of our common stock. Therefore it is likely that Dolphin will control the approval of this amendment.

Our revenues may fluctuate because we draw significant revenues from major clients, who may transfer their business away from us.

Our two largest customers accounted for 25% of our revenues in 2005, and we expect revenues from AT&T, Inc., our largest customer, to grow rapidly over the near term. Due to concentration of our revenues, the loss of any one of our largest customers or one of our principal outsource channel partners would have a significant adverse effect on our conference volumes. AT&T, Inc. is the company resulting from the recent acquisition of AT&T Corporation by SBC Communications Inc., and has announced an agreement to acquire BellSouth. There can be no assurance that AT&T, Inc. will continue to use our services as consolidation among larger telecommunications carriers continues. The loss of several of our larger customers would also have an adverse effect on our volumes and this risk will increase if our largest customers increase their volumes of business with us faster than we increase volumes from other sources. Any such reduction in our volumes would have a material adverse effect on our revenues and results of operations.

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

Our growth into automated conferencing, web-conferencing services, video, and as an outsource provider for international calls has strained our financial resources. Nonetheless, we may need to be prepared to expand our business through further strategic acquisitions and new markets when we identify desirable opportunities. We may need additional equity and debt financing, collaborative arrangements with channel partners, or funds from other sources for these purposes. We may not be able to obtain such financing on acceptable terms, or at all. Failure to obtain additional financing could weaken our operations, prevent us from achieving our expansion goals, or continue as a going concern. Equity financings, as well as debt financing with accompanying warrants, are dilutive to our shareholders and may make it difficult to sell additional equity at depressed prices, and certain debt financings may impose restrictive covenants on the way we operate our business.

Restructuring plans may impact our operating performance.

We have announced restructuring actions that we expect to benefit our business. Restructuring plans that we have implemented include consolidation of operating locations, staff reductions and constraints on capital expenditures. The implementation of these changes may adversely affect our results of operations due to diversion of management’s attention, negative reactions from customers and other factors. Furthermore, anticipated cost savings from the restructuring activities may not fully materialize. If our implementation of restructuring actions is not successful or if such actions do not benefit us to the extent planned, our operating results may suffer.

Our common stock is quoted on the Pink Sheets, which may reduce the price of our common stock and the levels of liquidity available to our shareholders and cause confusion among investors.

Our common stock has been quoted on the Pink Sheets quotation service since our delisting from the Nasdaq National Market on November 17, 2005. The quotation of our common stock on the Pink Sheets may reduce the price of our common stock and the levels of liquidity available to our shareholders. In addition, the quotation of our common stock on the Pink Sheets may have a material adverse effect on our access to the capital markets, and any limitation on liquidity or reduction in the price of our common stock could have a material adverse effect on our ability to raise capital through alternative financing sources on terms acceptable to us or at all. Brokerage firms will not accept stocks quoted on the Pink Sheets as collateral for margin loans, and a company quoted on the Pink Sheets cannot avail itself of federal preemption of state securities or “blue sky” laws, which adds substantial compliance costs to securities issuances, including pursuant to employee option plans, stock purchase plans and private or public offerings of securities. Our delisting from the Nasdaq National Market and quotation on the Pink Sheets may also result in other negative implications, including the potential loss of confidence by suppliers, customers and employees, the loss of institutional investor interest and fewer business development opportunities.

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

The telecommunications industry is highly competitive, and most of our competitors and potential competitors have substantially greater capital resources and name recognition than we have. Accordingly, we cannot compete with them in terms of advertising, marketing, sales, and deployment of capital. Certain of our competitors that have emphasized automated conferencing services have achieved operating efficiencies through volumes that we do not have. To compete successfully against other telecommunications and teleconferencing providers, we must maintain competitive pricing while at the same time offering significantly higher quality services. Pricing pressures may result in a reduction in our operating margins. Alternatively, if our service quality does not meet customer expectations, our customers may move away from us in favor of more established competitors. Either of these could hinder our ability to grow our revenues and to achieve our operating goals.

Third party vendor dependency.

We rely on third party telecommunications providers to provide the facilities that interconnect our bridging equipment with the Public Switched Telephone Network (PSTN). Failures in these network interfaces or in the PSTN will have an adverse effect on our ability to provide conference calling services using the affected equipment and delays to our customers may result as we route our conferencing users to alternative facilities.

We have made only a limited entry into the web conferencing market.

The annual market for Internet based conferencing services is growing rapidly. Although still small in relation to the audio conferencing market that we serve, our customers are increasingly demanding a full range of conferencing services. However, if we do not fully develop this market, especially in web conferencing and Internet telephony, we may experience a slowdown in our overall conferencing revenue growth and our competitors may grow faster than we are able to grow. The expansion of our business into Internet-based service offerings, simultaneously with other growth needs, will place a strain on our current financial and staff resources. If we are not able to deploy the assets and personnel needed to fully support web-based services, we expect to miss out on significant growth opportunities.

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

We expect technological innovations to stimulate new developments in teleconferencing services. Such innovations include the development of more sophisticated computers, telephone sets, private branch exchanges, customer-owned bridges, centralized office switching equipment, and Internet telephony services. Other technology-based competitive developments within the telecommunications industry, such as low-priced long distance services and new uses for the Internet, may lead the major telecommunications companies to offer low-cost teleconferencing services as a strategy to obtain greater market share in other product areas. These innovations and developments could render our current service offerings obsolete or uneconomic, which could cause us to lose customers and revenues.

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

In previous years our business has been affected by occasional network failures with consequent poor service and loss of customer goodwill. We will likely have major failures every year as a result of the factors listed above. Any increase in outages or failures due to these types of hazards would result in additional costs resulting from business interruption, and we could lose customers affected by these outages.

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

Moreover, there are no significant regulatory barriers to enter the foreign markets we serve in Australia, Canada, Germany, France, Hong Kong, the Netherlands, Singapore, or the United Kingdom, and competitors may enter at any time. To the extent that our customers or potential customers choose to do business with these competitors, their entry into our markets would adversely affect our ability to grow our conferencing volumes and generate revenue.

Our common stock price has been highly volatile and this volatility may continue.

The market price of our common stock is highly volatile and may decline further. For example, during 2005, the closing market price of our stock price ranged from a high of $1.28 to a low of $0.175, and closed on April 13, 2006 at $0.135. We anticipate that the volatility of our common stock price may continue due to factors such as:

•	Actual or anticipated fluctuations in results of our operations.

•	Changes in or failure to meet securities analysts’ expectations.

•	Changes in market valuations of other teleconferencing companies.

•	Announcements by us or our competitors of significant technological innovations, contracts, acquisitions, strategic partnerships, joint ventures, or capital commitments.

•	Introduction of new services by us or our competitors.

•	Conditions and trends in the teleconferencing industry and related technology industries.

•	Future sales of our common stock by warrant and option holders.

•	Lack of a liquid trading market in our common stock due to the absence of a listing for our common stock on an established exchange.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Our interest expense is sensitive to changes in the general level of interest rates. In this regard, changes in interest rates can affect the interest paid on our debt. The interest rate on our senior line of credit is variable, and fluctuates based on the U.S. Prime rate. We believe the fair value of long-term debt approximates the related carrying amount based on market interest rates available to us. All of our long term debt is denominated in United States dollars.

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

Item 8. Financial Statements and Supplementary Data

See “Index to Consolidated Financial Statements” at page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15 d 0 15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on the evaluation and communication from Hein & Associates LLP to our Audit Committee in April, 2006 that identified a material weakness, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are not effective.

The material weakness identified was that our accounting resources are not adequate to allow sufficient time for the accounting department to (i) perform a review of the consolidation and supporting financial statement disclosure schedules independent of the preparer (ii) adequately prepare for our quarterly reviews and annual audit and (iii) research all applicable accounting pronouncements as they relate to our financial statements and underlying disclosures. Inadequate levels of accounting personnel have also caused us difficulty in filing our 10-Q’s and 10-K within the required time frame.

Due to this material weakness, in preparing our financial statements for the year ended December 31, 2005, we performed additional analysis and other post close procedures to ensure that such financial statements were stated fairly in all material respects in accordance with U.S. generally accepted accounting principles.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation of internal control that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Given the identification of the above material weakness, we have decided on a course of action that we anticipate will remediate this material weakness. This includes plans to hire additional experienced accounting staff to provide sufficient time and resources to review the consolidation and supporting financial statement disclosure schedules independent of the preparer and research all applicable accounting pronouncements as they relate to our financial statements and underlying disclosures.

Item 9B. Other Information

N/A

PART III

Item 10. Directors and Executive Officers of the Registrant

Incorporated by reference from the Company’s Proxy Statement for Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 2005.

Item 11. Executive Compensation

Incorporated by reference from the Company’s Proxy Statement for Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 2005.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Incorporated by reference from our Proxy Statement for Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 2005.

Item 13. Certain Relationships and Related Transactions

Incorporated by reference from our Proxy Statement for Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 2005.

Item 14. Principal Accountant Fees and Services

Incorporated by reference from our Proxy Statement for Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 2005.

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

(a) (3) Exhibits:

Index to Exhibits

All exhibits are filed electronically or incorporated by reference.

Number	Description
3.1	Restated Articles of Incorporation of ACT Teleconferencing, Inc., dated April 15, 1996, as amended October 18, 1999, and November 26, 2001 (Incorporated by reference, attached as Exhibit 3.1 to our Registration Statement on Form S-1, filed with the Securities and Exchange Commission on December 3, 2001, File No. 333-74438).

3.1.1	Certificate of Designations, Preferences and Rights of Series B Junior Participating Preferred Shares, filed with the Colorado Secretary of State on December 2, 1999 (Incorporated by reference, attached as Exhibit A to Exhibit 1 to our Registration Statement on Form 8A, filed with the Securities and Exchange Commission on December 7, 1999, File No. 000-27560).

3.1.2	Articles of Amendment to Certificate of Designations, Preferences and Rights of Series B Junior Participating Preferred Shares, filed with the Colorado Secretary of State on February 6, 2004 (Incorporated by reference, attached as Exhibit 3.1.3 to our report on Form 10-K filed with the Securities and Exchange Commission on April 14, 2004, File No. 000-27560).

3.1.3	Articles of Amendment to Articles of Incorporation, filed with the Colorado Secretary of State on August 23, 2004.

3.1.4	Certificate of Designations, Preferences and Rights of Series AA Preferred Stock, including Statement of Correction, filed with the Colorado Secretary of State on August 16, 2005 (Incorporated by reference, attached as Exhibit 4.1 to our report on Form 8-K filed with the Securities and Exchange Commission on August 24, 2005, File No. 000-27560).

3.1.5	Amendment to Articles of Incorporation filed with the Colorado Secretary of State on September 6, 2005 (Incorporated by reference, attached as Exhibit 3.1.5 to our report on Form 10-Q filed with the Securities and Exchange Commission on November 21, 2005, File No. 000-27560).

3.1.6	Statement of Correction to Articles of Incorporation, filed with the Colorado Secretary of State on January 12, 2006.

3.2	Bylaws of ACT, amended and restated as of May 22, 2001 (Incorporated by reference, attached as Exhibit 3.2 to our Form 10-Q for the quarter ended June 30, 2001, filed with the Securities and Exchange Commission on August 21, 2001, File No. 0-27560).

4.1	Form of specimen certificate for common stock of ACT (Incorporated by reference, attached as Exhibit 4.1 to our Registration Statement on Form SB-2, filed with the Securities and Exchange Commission on October 10, 1995, and amendments to our Form SB-2, File No. 33-97908-D).

4.2	Rights Agreement between ACT Teleconferencing, Inc. and American Securities Transfer & Trust, Inc. dated as of November 18, 1999 (Incorporated by reference, attached as Exhibit 1 to our Registration Statement on Form 8A, filed with the Securities and Exchange Commission on December 7, 1999, File No. 000-27560).

4.3	First Amendment to Rights Agreement between ACT Teleconferencing, Inc. and Computershare Trust Company, Inc., as successor to American Securities Transfer & Trust, Inc., dated as of June 30, 2005 (Incorporated by reference, attached as Exhibit 10.3 to our report on Form 8-K, filed with the Securities and Exchange Commission on July 8, 2005, File No. 000-27560).

10.1 **	Stock Option Plan of 1991, as amended, authorizing 400,000 shares of common stock for issuance under the plan (Incorporated by reference, attached as an Exhibit 10.1 to our Registration Statement on Form SB-2, filed with the Securities and Exchange Commission on October 10, 1995, and amendments to our Form SB-2, File No. 33-97908-D).

10.2 **	Form of Stock Option Agreement (Incorporated by reference, attached as Exhibit 10.2 to our Registration Statement on Form SB-2, filed with the Securities and Exchange Commission on October 10, 1995, and amendments to our Form SB-2, File No. 33-97908-D).

Number	Description
10.3 **	Stock Option Plan of 1996, as amended (Incorporated by reference, attached as Exhibit 4.6 to our Registration Statement on Form S-8, filed with the Securities and Exchange Commission on July 2, 1998, File 333-58403).

10.4 **	Employee Stock Purchase Plan of 1998, as amended and restated effective June 29, 2004 (Incorporated by reference, attached as Appendix C to our definitive proxy statement on Schedule 14A, filed with the Securities and Exchange Commission on April 29, 2004, File No. 000-27560).

10.5 **	Stock Option Plan of 2000, as amended (Incorporated by reference, attached as Exhibit 10.28 to our Registration Statement on Form S-1, filed with the Securities and Exchange Commission on December 3, 2001, File No. 333-74438).

10.6 **	ACT Teleconferencing, Inc. 2004 Equity Incentive Plan (Incorporated by reference, attached as Appendix B to our definitive proxy statement on Schedule 14A, filed with the Securities and Exchange Commission on April 29, 2004, File No. 000-27560).

10.7	Agreement for Videoconferencing Equipment and Services among ACT Videoconferencing, Inc. and the GTE Telephone Operating Companies named therein, dated October 1, 1998 (Incorporated by reference, attached as Exhibit 10.27 to our Form 10-QSB for the quarter ending September 30, 1998, filed with the Securities and Exchange Commission on November 16, 1998, File No. 000-27560).

10.8	Service order attachment signed March 15, 2001, between ACT Teleconferencing Services, Inc. and AT&T Corporation for the supply of domestic voice/data services (Incorporated by reference, attached as Exhibit 10.29 to our Registration Statement on Form S-1, filed with the Securities and Exchange Commission on December 3, 2001, File No. 333-74438).

10.9	Videoconference Services Agreement between ACT Videoconferencing and Bristol Meyers Squibb Company (Incorporated by reference, attached as Exhibit 10.42 to our report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2002, File No. 000-27560).

10.10	Note Agreement for Senior Secured Subordinated Notes among ACT Teleconferencing, Inc. and certain of its subsidiaries, and the investors named therein, dated May 12, 2003 (Incorporated by reference, attached as Exhibit 4.1 to our report on Form 8-K filed with the Securities and Exchange Commission on June 9, 2003, File No. 000-27560).

10.10.1	Seventh Amendment Agreement among ACT Teleconferencing, Inc. and certain of its subsidiaries and NewWest Mezzanine Fund, LP, KCEP Ventures II, L.P., Convergent Capital Partners, I, L.P., and James F. Seifert Management Trust, effective as of May 14, 2004, relating to Note Agreement dated as of May 12, 2003.

10.10.2	Eighth Waiver, Amendment and Forbearance Agreement among ACT Teleconferencing, Inc. and certain of its subsidiaries and NewWest Mezzanine Fund, LP, KCEP Ventures II, L.P., Convergent Capital Partners, I, L.P., James F. Seifert Management Trust, effective as of August 16, 2004, relating to Note Agreement dated as of May 12, 2003.

10.10.3	Ninth Waiver, Amendment and Forbearance Agreement among ACT Teleconferencing, Inc. and certain of its subsidiaries and NewWest Mezzanine Fund, LP, KCEP Ventures II, L.P., Convergent Capital Partners, I, L.P., and James F. Seifert Management Trust, effective as of November 12, 2004, relating to Note Agreement dated as of May 12, 2003 (Incorporated by reference, attached as Exhibit 10.2 to our report on Form 8-K filed with the Securities and Exchange Commission on November 19, 2004, File No. 000-27560).

10.10.4	Tenth Waiver, Amendment and Forbearance Agreement among ACT Teleconferencing, Inc. and certain of its subsidiaries and NewWest Mezzanine Fund, LP, KCEP Ventures II, L.P., Convergent Capital Partners, I, L.P., and James F. Seifert Management Trust, effective as of December 31, 2004, relating to Note Agreement dated as of May 12, 2003 (Incorporated by reference, attached as Exhibit 99.1 to our report on Form 8-K filed with the Securities and Exchange Commission on January 6, 2005, File No. 000-27560).

Number	Description
10.10.5	Eleventh Waiver, Amendment and Forbearance Agreement among ACT Teleconferencing, Inc. and certain of its subsidiaries and NewWest Mezzanine Fund, LP, KCEP Ventures II, L.P., Convergent Capital Partners, I, L.P., and James F. Seifert Management Trust, effective as of January 31, 2005, relating to Note Agreement dated as of May 12, 2003 (Incorporated by reference, attached as Exhibit 99.2 to our report on Form 8-K filed with the Securities and Exchange Commission on February 3, 2005, File No. 000-27560).

10.10.6	Twelfth Waiver, Amendment and Forbearance Agreement among ACT Teleconferencing, Inc. and certain of its subsidiaries and NewWest Mezzanine Fund, LP, KCEP Ventures II, L.P., Convergent Capital Partners, I, L.P., and James F. Seifert Management Trust effective as of March 4, 2005, relating to Note Agreement dated as of May 12, 2003 (Incorporated by reference, attached as Exhibit 99.1 to our report on Form 8-K filed with the Securities and Exchange Commission on March 23, 2005, File No. 000-27560).

10.10.7	Thirteenth Waiver, Amendment and Forbearance Agreement among ACT Teleconferencing, Inc. and certain of its subsidiaries and NewWest Mezzanine Fund, LP, KCEP Ventures II, L.P., Convergent Capital Partners, I, L.P., and James F. Seifert Management Trust, dated as of June 22, 2005, relating to Note Agreement dated as of May 12, 2003 (Incorporated by reference, attached as Exhibit 10.2 to our report on Form 8-K filed with the Securities and Exchange Commission on July 8, 2005, File No. 000-27560).

10.11	Form of Warrant Agreement by and between ACT Teleconferencing, Inc. and CapEx, L.P. dated October 15, 2003 (Incorporated by reference, attached as Exhibit 4.1 to our Registration Statement on Form S-3 filed with the Securities and Exchange Commission on December 31, 2003, File No. 333-111657).

10.12	Form of Stock Purchase Agreement of January 8, 2004 with Barron Partners, L.P. (Incorporated by reference, attached as Exhibit 4.2 to our Registration Statement on Form S-3 filed with the Securities and Exchange Commission on February 13, 2004, File No. 333-112822).

10.13	Form of Registration Rights Agreement of January 8, 2004 with Barron Partners, L.P. (Incorporated by reference, attached as Exhibit 4.2 to our Registration Statement on Form S-3 filed with the Securities and Exchange Commission on February 13, 2004, File No. 333-112822).

10.14	Stock Purchase Warrant dated February 18, 2004 with Fuller and Thaler Behavioral Finance Fund, Ltd. (Incorporated by reference, attached as Exhibit 4.8 to amendment no. 1 to our Registration Statement on Form S-3/A filed with the Securities and Exchange Commission on March 15, 2004, File No. 333-112822).

10.15	Stock Purchase Warrant dated February 18, 2004 with Fuller and Thaler Behavioral Finance Fund, Ltd. (Incorporated by reference, attached as Exhibit 4.9 to amendment no. 1 to our Registration Statement on Form S-3/A filed with the Securities and Exchange Commission on March 15, 2004, File No. 333-112822).

10.16	Stock and Warrant Purchase Agreement among ACT Teleconferencing, Inc., Casimir Capital, and investors as of September 2004 (Incorporated by reference, attached as Exhibit 99.1 to our report on Form 8-K filed with the Securities and Exchange Commission on August 31, 2004, File No. 000-27560).

10.17	Terms and Conditions for Purchase of Shares and Warrants between ACT Teleconferencing, Inc. as of September 2004 (Incorporated by reference, attached as Exhibit 99.2 to our report on Form 8-K filed with the Securities and Exchange Commission on August 31, 2004, File No. 000-27560).

10.18	Form of Stock Purchase Warrant between ACT Teleconferencing and Investors as of September 2004 (Incorporated by reference, attached as Exhibit 99.3 to our report on Form 8-K filed with the Securities and Exchange Commission on August 31, 2004, File No. 000-27560).

10.19	Form of Callable Warrant between ACT Teleconferencing, Inc. and Investors, issued September 3, 2004 (Incorporated by reference, attached as Exhibit 10.1 to our Registration Statement on Form S-3 filed with the Securities and Exchange Commission on February 11, 2005, File No. 333-122739).

10.20	Loan and Security Agreement with Silicon Valley Bank of November 19, 2004 (Incorporated by reference, attached as Exhibit 10.1 to our report on Form 8-K filed with the Securities and Exchange Commission on November 19, 2004, File No. 000-27560).

10.20.1	Forbearance and Amendment to Loan and Security Agreement between ACT Teleconferencing, Inc. and Silicon Valley Bank, dated May 31, 2005.

Number	Description
10.20.2	Second Forbearance, Consent and Amendment to Loan and Security Agreement among ACT Teleconferencing, Inc. and certain of its subsidiaries and Silicon Valley Bank dated July 22, 2005.

10.20.3	Third Forbearance to Loan and Security Agreement among ACT Teleconferencing, Inc. and certain of its subsidiaries and Silicon Valley Bank dated August 31, 2005.

10.20.4	Consent Under Loan and Security Agreement among ACT Teleconferencing, Inc., Dolphin Direct Equity Partners, LP, and Silicon Valley Bank dated October 31, 2005.

10.20.5	Fourth Forbearance and Amendment to Loan and Security Agreement among ACT Teleconferencing, Inc. and certain of its subsidiaries and Silicon Valley Bank dated October 31, 2005 (Incorporated by reference, attached as Exhibit 10.7 to our report on Form 8-K filed with the Securities and Exchange Commission on November 3, 2005, File No. 000-27560).

10.20.6	Fifth Forbearance and Amendment to Loan and Security Agreement among ACT Teleconferencing, Inc. and certain of its subsidiaries and Silicon Valley Bank dated December 29, 2005 (Incorporated by reference, attached as Exhibit 10.1 to our report on Form 8-K filed with the Securities and Exchange Commission on January 20, 2006, File No. 000-27560).

10.21 **	Form of Executive Severance Agreement between ACT Teleconferencing and certain of its officers as of May 2005 (Incorporated by reference, attached as Exhibit 10.1 to our report on Form 10-Q filed with the Securities and Exchange Commission on May 16, 2005, File No. 000-27560).

10.22	Securities Purchase Agreement between ACT Teleconferencing, Inc. and Dolphin Direct Equity Partners, LP dated June 30, 2005 (Incorporated by reference, attached as Exhibit 10.1 to our report on Form 8-K filed with the Securities and Exchange Commission on July 8, 2005, File No. 000-27560).

10.23	Investor Rights Agreement between ACT Teleconferencing, Inc. and Dolphin Direct Equity Partners, LP dated June 30, 2005 (Incorporated by reference, attached as Exhibit 10.3 to our report on Form 8-K filed with the Securities and Exchange Commission on August 24, 2005, File No. 000-27560).

10.23.1	Amendment to Investor Rights Agreement between ACT Teleconferencing, Inc. and Dolphin Direct Equity Partners. LP dated April 13, 2006.

10.24 **	Management Services Agreement between ACT Teleconferencing, Inc. and Dolphin Advisors, LLC, dated June 30, 2005 (Incorporated by reference, attached as Exhibit 10.4 to our report on Form 8-K filed with the Securities and Exchange Commission on August 24, 2005, File No. 000-27560).

10.25 **	Employment Agreement between ACT Teleconferencing, Inc. and Gene Warren dated August 19, 2005 (Incorporated by reference, attached as Exhibit 10.1 to our report on Form 8-K filed with the Securities and Exchange Commission on August 24, 2005, File No. 000-27560).

10.26 **	Form of Employment Agreement between ACT Teleconferencing, Inc. and executive officers, dated August 19, 2005 (Incorporated by reference, attached as Exhibit 10.2 to our report on Form 8-K filed with the Securities and Exchange Commission on August 24, 2005, File No. 000-27560).

10.27	Loan Agreement between ACT Teleconferencing, Inc. and Dolphin Direct Equity Partners, LP dated October 31, 2005 (Incorporated by reference, attached as Exhibit 10.1 to our report on Form 8-K filed with the Securities and Exchange Commission on November 3, 2005, File No. 000-27560).

10.28	Pledge Agreement between ACT Teleconferencing, Inc. and Dolphin Direct Equity Partners, LP dated October 31, 2005 (Incorporated by reference, attached as Exhibit 10.2 to our report on Form 8-K filed with the Securities and Exchange Commission on November 3, 2005, File No. 000-27560).

10.29	Security Agreement between ACT Teleconferencing, Inc. and Dolphin Direct Equity Partners, LP dated October 31, 2005 (Incorporated by reference, attached as Exhibit 10.3 to our report on Form 8-K filed with the Securities and Exchange Commission on November 3, 2005, File No. 000-27560).

10.30	Term Promissory Note between ACT Teleconferencing, Inc. and Dolphin Direct Equity Partners, LP dated October 31, 2005 (Incorporated by reference, attached as Exhibit 10.4 to our report on Form 8-K filed with the Securities and Exchange Commission on November 3, 2005, File No. 000-27560).

Number	Description
10.31	Subordination Agreement among ACT Teleconferencing, Inc., Dolphin Direct Equity Partners, LP, and Silicon Valley Bank dated October 31, 2005 (Incorporated by reference, attached as Exhibit 10.5 to our report on Form 8-K filed with the Securities and Exchange Commission on November 3, 2005, File No. 000-27560).

21	ACT Teleconferencing, Inc. subsidiaries (Incorporated by reference, attached as Exhibit 21 to our annual report on Form 10-K for the year ended December 31, 2002, filed with the Securities and Exchange Commission on April 15, 2003, File No. 000-27560).

23.1	Consent of Hein & Associates LLP

31.1	Rule 13a-14(a) certification of Chief Executive Officer

31.2	Rule 13a-14(a) certification of Chief Financial Officer/principal financial officer

32.1	Section 1350 certification of Chief Executive Officer

32.2	Section 1350 certification of Chief Financial Officer/principal financial officer

**	Management contract or compensatory arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACT TELECONFERENCING, INC.

Date: April 17, 2006	By:	/s/ Gene Warren
Gene Warren Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, and in the capacities and on the dates indicated.

Signature	Title

/s/ Gene Warren Gene Warren	Principal and Chief Executive Officer (Principal Executive Officer and Interim Principal Financial and Accounting Officer)

/s/ Malcolm M. Aslin Malcolm M. Aslin	Director

/s/ Clarke H. Bailey Clarke H. Bailey	Director

/s/ Naomi J. Perry Naomi J. Perry	Director

/s/ Carlos P. Salas Carlos P. Salas	Director

/s/ Peter E. Salas Peter E. Salas	Director and Chairman of the Board

/s/ Michael W. Shepherd Michael W. Shepherd	Director

ACT Teleconferencing

Item 15A. ACT Teleconferencing, Inc. Index to Consolidated Financial Statements

ACT Teleconferencing, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

ACT Teleconferencing, Inc.

Golden, Colorado

We have audited the accompanying consolidated balance sheets of ACT Teleconferencing, Inc. and Subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, changes in shareholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ACT Teleconferencing, Inc. and Subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with the U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations, its total liabilities exceed its total assets, and the Company is not in compliance with debt covenants on its senior line of credit. This raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

HEIN & ASSOCIATES LLP

Denver, Colorado

March 31, 2006

ACT Teleconferencing, Inc.

Consolidated Balance Sheets

December 31, 2005 and 2004

(In thousands, except shares)	2005	2004
Assets
Current assets:
Cash and cash equivalents	$1,653	$2,740
Accounts receivable (net of allowance for doubtful accounts of $435 and $413)	8,931	8,394
Prepaid expenses and other current assets	822	1,271

Total current assets	11,406	12,405
Equipment:
Telecommunications equipment	20,574	22,348
Software	7,329	7,335
Office equipment	10,550	12,030
Less: accumulated depreciation and impairment	(29,515)	(25,310)

Total equipment—net	8,938	16,403
Other assets:
Goodwill	1,045	8,428
Other intangible assets (net of accumulated amortization of $1,729 and $1,548)	103	521
Investments	100	100
Other long term assets	220	661

Total assets	$21,812	$38,518

Liabilities and shareholders’ equity (deficit)
Current liabilities:
Accounts payable	$3,712	$3,869
Accrued liabilities	5,394	4,858
Deferred revenue	—	84
Current portion of debt	3,245	11,478
Current portion of debt to related party	7,000	4,098
Capital lease obligations due in one year	140	450
Income tax liability—current and deferred	57	414

Total current liabilities	19,548	25,251
Long-term debt	470	71
Capital lease obligations due after one year	—	130
Deferred income taxes	321	249

Commitments and contingencies—Notes 1, 4 and 13

Convertible redeemable preferred stock and accrued preferred dividends; each share convertible into 100 shares of common stock; 169,000 shares authorized; 80,400 shares issued and outstanding in 2005	7,824	—
Shareholders’ equity (deficit):
Common stock, no par value; 50,000,000 shares authorized, 16,878,548 and 16,743,362 shares issued and 16,796,648 and 16,661,462 outstanding in 2005 and 2004, respectively	51,566	51,049
Treasury stock, at cost (81,900 shares)	(241)	(241)
Accumulated deficit	(62,141)	(42,836)
Accumulated other comprehensive income	4,465	4,845

Total shareholders’ equity (deficit)	(6,351)	12,817

Total liabilities and shareholder’s equity (deficit)	$21,812	$38,518

See accompanying notes to consolidated financial statements.

ACT Teleconferencing, Inc.

Consolidated Statements of Operations

For the years ended December 31, 2005, 2004, and 2003

(In thousands, except shares and per share data.)	2005	2004	2003
Net revenues	$50,964	$53,540	$55,751
Cost of service	32,103	33,313	35,962

Gross profit	18,861	20,227	19,789
Selling, general and administration expense	20,498	22,219	24,367
Impairment of goodwill	7,091	13,600	—
Restructuring Costs	2,210	1,761	—
Impairment of long-lived tangible assets	4,542	1,081	—
Provision for loss on related party receivable	467	—	—

Operating loss	(15,947)	(18,434)	(4,578)
Interest expense, net	(2,929)	(2,733)	(3,113)
Foreign currency gain (loss)	28	(170)	(460)
Gain on extinguishment of note payable	943	261	—

Loss before income taxes	(17,905)	(21,076)	(8,151)
Provision for income taxes	(248)	(88)	(342)

Net loss	(18,153)	(21,164)	(8,493)
Preferred stock dividends:
Preferred dividend	(1,152)	—	(726)
Accretion to preferred shares	(100)	—	—

Net loss available to common shareholders	$(19,405)	$(21,164)	$(9,219)

Weighted average number of shares outstanding—basic and diluted	16,768,127	15,052,180	10,216,279

Net loss per share
Basic and Diluted	$(1.16)	$(1.41)	$(0.90)

See accompanying notes to consolidated financial statements.

ACT Teleconferencing, Inc.

Consolidated Statements of Shareholders’ Equity (Deficit)

For the years ended December 31, 2005, 2004, and 2003

	Common Stock		Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)	Total
($ in thousands)	Shares	Amount
Balance at January 1, 2003	8,972,623	$38,370	$(236)	$(12,453)	$(841)		$24,840
Issuance of warrants in association with debt		2,098					2,098
Exercise of options	31,649	36					36
Value of stock issued to employees & consultants	479,407	659					659
Shares and warrants issued in legal settlement	150,000	430					430
Purchase of treasury stock	(5,500)		(5)				(5)
Preferred stock dividend and accretion to redemption value of convertible preferred stock				(726)			(726)
Redemption of preferred stock through issuance of common stock	1,393,864	1,717					1,717
Comprehensive loss
Net loss				(8,493)		(8,493)	(8,493)
Other comprehensive income, net of tax. Foreign currency translation					1,553	1,553	1,553

Comprehensive loss						(6,940)

Balance at December 31, 2003	11,022,043	43,310	(241)	(21,672)	712		22,109

Shares issued in private placement	5,280,900	6,887					6,887
Issuance of warrants in association with debt		137					137
Exercise of options	61,516	80					80
Value of stock issued to employees & consultants	297,103	635					635
Comprehensive loss
Net loss				(21,164)		(21,164)	(21,164)
Other comprehensive income, net of tax. Foreign currency translation					4,133	4,133	4,133

Comprehensive loss						(17,031)

Balance at December 31, 2004	16,661,562	51,049	(241)	(42,836)	4,845		12,817

Reserve against receivable from related party for capital stock purchases		467					467
Value of stock and warrants issued to employees, directors and consultants	135,086	150					150
Preferred stock dividend and accretion to redemption value of convertible preferred stock		(100)		(1,152)			(1,252)
Comprehensive loss
Net loss				(18,153)		(18,153)	(18,153)
Other comprehensive loss, net of tax. Foreign currency translation					(380)	(380)	(380)

Comprehensive loss						$(18,533)

Balance at December 31, 2005	16,796,648	$51,566	$(241)	$(62,141)	$4,465		($6,351)

See accompanying notes to consolidated financial statements.

ACT Teleconferencing, Inc.

Consolidated Statements of Cash Flows

For the years ended December 31, 2005, 2004, and 2003

($ in thousands)	2005	2004	2003
Operating activities
Net loss	$(18,153)	$(21,164)	$(8,493)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation	4,184	5,152	5,058
Impairment and loss on disposal of assets	4,660	2,053	—
Impairment of goodwill	7,091	13,600	—
Reserve for possible loss on related party note receivable	467	—	—
Bad debt expense	224	21	368
Foreign currency transaction (gain) loss	(28)	170	460
Amortization of intangibles	383	397	363
Amortization of debt costs	720	1,047	447
Deferred income taxes	78	(305)	100
Shares and options issued for consulting fees and employee service	150	560	659

Cash flow before changes in operating assets and liabilities	(224)	1,531	(1,038)
Changes in operating assets and liabilities:
Accounts receivable	(1,142)	2,204	1,668
Prepaid expenses and other assets	623	52	(331)
Accounts payable	44	(2,464)	(1,657)
Deferred income	(80)	(1,567)	(1,722)
Accrued liabilities	756	(51)	1,510
Income taxes payable	(330)	341	(527)

Net cash (used for) provided by operating activities	(353)	46	(2,097)
Investing activities
Equipment purchases	(908)	(1,935)	(1,619)

Net cash used for investing activities	(908)	(1,935)	(1,619)
Financing activities
Net proceeds from the issuance of debt and warrants in association with debt	28,302	3,475	9,740
Repayments of debt and capital leases	(34,645)	(7,547)	(5,792)
Exercise of options	—	250	36
Net proceeds from the issuance of common stock	—	6,792	430
Net proceeds from issuance of preferred stock	6,572	—	—
Purchase of treasury stock	—	—	(5)
Payments of preferred stock dividends and redemption of preferred stock	—	—	(1,708)

Net cash provided by financing activities	229	2,970	2,101
Effect of exchange rate changes on cash	(55)	(67)	165

Net (decrease) increase in cash and cash equivalents	(1,087)	1,014	(1,450)
Cash and cash equivalents beginning of year	2,740	1,726	3,176

Cash and cash equivalents end of year	$1,653	$2,740	$1,726

Supplemental information
Cash paid for
Interest	$1,325	$1,458	$1,437
Income taxes	$505	$289	$800
Preferred stock dividend	$1,152	$—	$—
Accretion of preferred shares	$100	$—	$—

See accompanying notes to consolidated financial statements.

ACT Teleconferencing, Inc.

Notes to Consolidated Financial Statements

December 31, 2005 and 2004

1. Organization and Significant Accounting Policies

Business

ACT Teleconferencing, Inc. (“the Company”) is engaged in the business of providing high quality audio, video, data and web based conferencing products and services to business clients worldwide. The Company operates principally in the United States, Canada, the United Kingdom, the Netherlands, Germany, France, Australia, Hong Kong and Singapore.

Basis of Presentation, Liquidity and Continuing Operations

The consolidated financial statements include the accounts of ACT Teleconferencing, Inc, and its wholly-owned domestic and worldwide subsidiaries. Significant intercompany accounts and transactions have been eliminated.

We have incurred recurring losses over the past several years, and we have a working capital deficit and a stockholders’ deficit. Our financial statements do not include any adjustments that could be required if the Company were unable to continue as a going concern.

At year-end, we were in default for failure to comply with covenants in the credit agreement for the outstanding balance of our $3.5 million line of credit in the U.S. We received a forbearance and extension through June 12, 2006. On October 28, 2005, we satisfied the remaining amounts due under the subordinated debt agreements with funds received through a $7.0 million bridge loan from Dolphin. This loan was subsequently repaid in February 2006 as a result of the completion of the rights offering and the second closing on the financing transaction with Dolphin.

Management is taking the following actions to improve the Company’s financial performance:

•	A major restructuring effort began in late 2004 to move from a geographic to a functional management structure in order to drive revenue growth, obtain operating efficiencies and achieve cost reductions. This restructuring targets underperforming business units and includes the consolidation of operating centers in both Europe and North America.

•	Growth is expected in the audio segment of the business. Our volume of minutes processed has been growing historically, and is expected to continue to grow.

•	Rapid growth under the AT&T audio outsourcing contract which runs through 2006 is expected to continue.

•	Additional resources have been devoted to expanding the Company’s sales effort. This increased sales focus and work force is expected to result in increased sales.

However, if substantial losses continue or if we are unable to raise sufficient additional capital through debt and equity offerings, liquidity problems will cause us to curtail operations, liquidate or sell assets or entities or pursue other actions that could adversely affect future operations. These factors raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that could be required if we were unable to continue as a going concern.

Revenue Recognition

Revenue is recognized upon completion of conferencing services. We generally do not charge up-front fees and bill our customers based on usage. Revenue for video and other equipment sales is recognized upon delivery and installation.

In 2002, we received unused audio conference ports as compensation for audio conferencing services rendered and to be rendered under an existing contract. The fair market value of this equipment was recorded as deferred revenue and recognized over the remaining term of the supplier contract which ended December 31, 2004. $1.6 million of revenue related to this contract was recognized each in 2004 and 2003.

Use of Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Estimates and assumptions are periodically reviewed and the effects of

ACT Teleconferencing, Inc.

Notes to Consolidated Financial Statements – (Continued)

1. Organization and Significant Accounting Policies (continued)

revisions are reflected in the consolidated financial statements in the period they are determined to be necessary. Significant estimates include the life and realization of our fixed assets and goodwill, the deferred tax valuation allowance, the allowance for doubtful accounts, and the fair value of stock options under SFAS 123. Due to our continued losses and restructuring efforts, it is reasonably possible in the near term that these estimates could materially change.

Advertising Costs

We expense all advertising costs as they are incurred. Advertising costs were approximately $96,000, $194,000, and $516,000 for 2005, 2004 and 2003, respectively.

Equipment and Depreciation

Equipment is stated at cost. Depreciation is calculated on a straight-line basis over the estimated useful lives of five years for software, and five to ten years for office furniture, video equipment and telecommunications equipment. Certain equipment obtained through capital lease obligations are amortized over the life of the related lease. Improvements to leased property are amortized over the lesser of the life of the lease or the life of the improvement. Depreciation expense includes capital lease amortization charges. Depreciation expense was approximately $4.2 million, $5.5 million, and $5.4 million for 2005, 2004, and 2003, respectively.

Internal Use Software

We capitalize costs of materials, consultants, and payroll and payroll-related costs which are incurred in developing internal-use computer software, beginning once the application development stage is attained and continuing until the post-implementation/operation stage is achieved. Costs incurred prior and subsequent to the application development stage are charged to general and administrative expenses. We capitalized internal use software development costs of approximately $459,000, $700,000, and $1.1 million for the years ended December 31, 2005, 2004, and 2003, respectively.

Goodwill

Goodwill represents the excess of purchase price over tangible and other intangible assets acquired less liabilities assumed arising from business combinations. SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), issued in June 2001, requires that goodwill acquired in business combination after June 30, 2001 not be amortized but instead be periodically tested for impairment.

As required by SFAS 142, we have ceased amortizing all goodwill. We test for impairment on an annual basis by comparing the estimated fair value of the operations to its carrying value. The fair value is derived using a discounted cash flow analysis with estimates for projected growth and gross margins.

No impairments were identified in the 2003 impairment test assessment.

Our testing for 2004 indicated impairments in the values of our video and United Kingdom teleconferencing reporting units. The impairment in the video unit was the result of a drop in the unit’s revenue and profit, which mirrored industry performance. A resulting non-cash goodwill impairment charge of $9.9 million was made to operations for the video segment of our business. A $3.7 impairment charge was made to our United Kingdom teleconferencing unit. The impairment in the teleconferencing unit was due to a drop in revenue due primarily to price erosion. The value of the reporting units was based on the income approach. The assumptions used in the related cash flow analysis used discounted cash flow rates of 26% for the video unit and 21% for the audio unit and included estimates of future growth, gross margins, terminal value, and effective tax rates.

Our testing in 2005 indicated impairments in the values of our video unit, and United Kingdom, Australia, and Hong Kong audio units. The impairment in the video unit was the result of a drop in the unit’s revenue and profit, which mirrored industry performance. A resulting non-cash goodwill impairment charge of $3.0 million was made to operations for the video segment of our business. A $4.1 million impairment charge was made to our United Kingdom, Australia, and Hong Kong audioconferencing units. The impairments in the audioconferencing units were due to a drop in revenue due primarily to price erosion. The value of the reporting units was based on the income approach. The assumptions used in the related cash flow analysis used discounted cash flow rates of 25% to 30% and included estimates of future growth, gross margins, terminal value, and effective tax rates.

ACT Teleconferencing, Inc.

Notes to Consolidated Financial Statements – (Continued)

1. Organization and Significant Accounting Policies (continued)

As of December 31, 2005, we had a total of $1.0 million in net goodwill in the U.S.

Other Intangible Assets

Other long term assets includes a 2001 non-compete agreement valued at $2.0 million that is being amortized over five years. For the years ended 2005, 2004, and 2003, we amortized approximately $400,000, $400,000, and $300,000, respectively, related to intangible assets. The remaining balance of $101,000 at December 31, 2005 will be amortized in 2006.

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

Intercompany transactions between ACT and its affiliates are billed at current monthly rates. Payments on intercompany accounts are settled using spot rates in effect at the date of settlement. Gains and losses resulting from these foreign currency transactions are included in the consolidated statement of operations. The foreign exchange gains (losses) arising from such transactions were approximately $28,000, ($170,000) and ($460,000) for the years ended 2005, 2004 and 2003 respectively.

The effect of translating all other accounts of ACT’s foreign subsidiaries into U.S. dollars has been included in stockholders’ equity as a cumulative foreign currency translation adjustment. Gains and losses due to foreign currency translation adjustments for the years ended December 31, 2005, 2004 and 2003 were ($380,000), $4.1 million and $1.6 million, respectively.

Cash and Cash Equivalents

We consider all liquid investments not supporting letters of credit and with original maturities of 90 days or less when purchased to be cash equivalents.

Treasury Stock

We record treasury stock purchases under the cost method whereby the entire cost of the acquired stock is recorded as treasury stock.

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

Concentration of Credit Risk

We maintain cash, cash equivalents, and certificates of deposit, with various financial institutions. We limit our concentration of these financial instruments with each institution, and periodically review the credit standings of these institutions. Although AT&T accounted for 19% of our 2005 revenues, we generally have a large diverse customer base across various industries, thereby minimizing the credit risk of any one customer.

Earnings Per Share

Basic earnings per share is based on the weighted average number of common shares outstanding. Diluted earnings per share is based on the weighted average number of common shares outstanding and all dilutive potential common shares

ACT Teleconferencing, Inc.

Notes to Consolidated Financial Statements – (Continued)

1. Organization and Significant Accounting Policies (continued)

outstanding. Because we have net losses for the periods presented, there is no dilutive effect and the basic and diluted loss per share are the same for all years presented. On December 31, 2005 there were 4,281,823 common stock warrants and

2,011,583 options outstanding. There were also 9,000 Series AA preferred stock warrants outstanding. (See notes 5 and 6 to the consolidated financial statements.)

Long-Lived Tangible Assets

We periodically evaluate the carrying amount of long-lived assets based on future estimated cash flows for each reporting unit. An impairment is recognized when the undiscounted expected future cash flows derived from an asset are less than its carrying amount. Impairment losses are measured as the amount by which the carrying value of an asset exceeds its fair market value and are recognized in earnings. We also continually evaluate the estimated useful lives of our long-lived assets and periodically revise such estimates based on current events. In the third quarter of 2005, $1.3 million was charged to operations due to impairments of long-lived tangible assets. During the fourth quarter, we analyzed our fixed assets based on third party liquidation values. As a result of the fourth quarter analysis, we determined that an additional impairment charge of $3.2 million was required. For 2005 impairment charges overall, approximately $3.5 million was charged to the audio segment and $900,000 to the video segment.

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

Our pro forma information is as follows:

The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model. The following are weighted-average assumptions for 2005, 2004 and 2003: risk-free interest rate of 3.0% in 2005, and 2.5% in 2004 and 2003; a dividend yield of 0%; volatility factors of the expected market price of the Company’s common stock of 0.97; and a weighted-average expected life of the option of 5.0 years. The value of options was also adjusted by 37% for long term to expiration and marketability factors based on an independent evaluation of the value of our options.

(Amounts in $000s except per share amounts)	2005	2004	2003
Net loss available to common shareholders	$(19,405)	$(21,164)	$(9,219)
Net loss per share available to common shareholders	$(1.16)	$(1.41)	$(0.90)
Amortization of estimated fair value of employee stock options under SFAS 123	$(488)	$(836)	$(681)
Estimated fair value of employee stock options under APB 25	$—	$—	$—
Adjusted net (loss) available to common shareholders	$(19,893)	$(22,000)	$(9,900)
Adjusted net (loss) per share available to common shareholders	$(1.19)	$(1.46)	$(.97)

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

A significant customer concentration is represented by sales or accounts receivable equal to or greater than 10% of our sales or accounts receivable for the year. AT&T, our largest customer accounted for 19%, 16%, and 7%, of consolidated revenues and our second largest customer accounted for 6%, 5%, and 6% of consolidated revenues for the years ended December 31, 2005, 2004, and 2003, respectively.

We purchase network services from a number of suppliers worldwide. Our major provider, AT&T Corporation, supplied services valued at $5.1 million, $6.9 million, and $9.7 million in 2005, 2004 and 2003 respectively.

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

2. Restructuring and Other Charges

We began a major restructuring in late 2004 to obtain operating efficiencies and achieve cost reductions. It includes the consolidation of operating centers in both Europe and North America. During 2005, we recognized $2.2 million of operating costs related to restructuring. This consists of $1.4 million for lease abandonment costs, $634,000 for severance and other labor related costs, and $190,000 for other costs.

During 2005, we also recorded a $467,000 provision for a possible loss on a note receivable from a related party for a capital stock purchase (see “Note 8. Related Party Transactions”).

ACT Teleconferencing, Inc.

Notes to Consolidated Financial Statements – (Continued)

3. Long and Short Term Debt

The following debt instruments are owed by ACT Teleconferencing, Inc., unless otherwise noted.

	December 31,
	2005	2004
	($ in thousands)
Senior Debt:
ACT Teleconferencing Services, Inc., a U.S. company, has a bank line of credit collateralized by its tangible and intangible assets. The line of credit carries an annual interest rate of prime plus 2.5% (9.75% at December 31, 2005) with a borrowing base restricted to qualified accounts receivable up to $3.5 million. We are currently in default on the minimum cash income covenant for the line of credit. A forbearance and extension has been received through June 12, 2006.	$1,356	$2,994
Note payable to an equipment vendor bearing interest at 7% annually. Term is 60 months with a maturity date of November 25, 2007. This note is collateralized by telecommunications equipment.	581	819
ACT Teleconferencing Limited., a UK subsidiary, has a revolving bank line of credit which carries an interest rate of prime plus 2%. It is collateralized by qualified accounts receivable and continues month-to-month until ended by either party.	608	384
Notes payable and revolving lines of credit, through vendors and various banks, collateralized by accounts receivable and equipment.	33	159
$1.8 million line of credit to equipment vendor bearing interest at 6% annually. Payments are due in monthly installments calculated on 8% of the principal balance plus interest. This note is collateralized by telecommunications equipment.	667	168

Subordinated Debt:
Note payable to Dolphin for a bridge loan extended to us in October 2005 in order to satisfy the remaining amounts due under the subordinated debt, to pay certain transaction-related fees, and to provide working capital. The note carried an annual interest rate of 12% and was satisfied with proceeds from the second closing on the Dolphin transaction in February 2006.	7,000	—
Subordinated note payable for $7.3 million bearing interest at 12% and recorded net of $847,000 of the unaccreted warrant value of 2.3 million warrants issued in conjunction therewith and secured by a second lien on our US tangible and intangible assets and is subordinated to the bank. Also included in the 2004 balance is a noninterest bearing royalty payment of $958,000. We satisfied this debt in October 2005, and negotiated a reduced royalty amount of $470,000, which is due on December 31, 2006.	470	7,419
Notes payable to a related party for the acquisition of the 40% interest in ACT Teleconferencing Limited that was purchased during 2001. This was satisfied in October 2005.	—	3,038
Subordinated promissory note payable due to the sellers of Proximity, Inc, which was satisfied in October 2005.	—	500
Subordinated promissory note payable which was satisfied in October 2005.	—	166

Subtotal	10,715	15,647
Less, current portion of debt	(10,245)	(15,576)

Long term debt	$470	$71

ACT Teleconferencing, Inc.

Notes to Consolidated Financial Statements – (Continued)

3. Long and Short Term Debt (Continued)

The aggregate minimum annual debt payments as of December 31, 2005 are as follows:

($ in Thousands)
2006	$10,245
2007	470
2008	—

$10,715

In October 2005, Dolphin extended to us a $7.0 million bridge loan so that we may satisfy all of our subordinated debt. As a result, all of the subordinated debt was satisfied in October 2005. Our senior line of credit lender has provided a forbearance and extension through June 12, 2006 on the outstanding balance of the $3.5 million line.

In 2003, a personal trust controlled by James F. Seifert, one of our directors, contributed $1.0 million to the senior subordinated debt financing. The trust purchased $1.0 million principal amount of the notes and 333,333 warrants. The note was paid in October 2005.

4. Commitments—Operating and Capitalized Leases

Operating Leases

We lease office space and equipment under operating leases that expire at various dates through October 2010. Total rent expense charged to operations was $4.5 million, $3.8 million and $3.3 million for the years ended December 31, 2005, 2004 and 2003, respectively.

Capitalized Leases

We lease telecommunication equipment and office equipment, including computers and furniture, under long-term leases classified as capital leases. For several of these leases, we have the option to purchase the equipment for a nominal cost at the termination of the lease.

The following property is pledged as collateral under capital leases ($ in Thousands):

	December 31,
	2005	2004
Telecommunications and office equipment, computers and furniture	$2,590	$2,282
Less accumulated depreciation	(603)	(1,325)

Net carrying value of equipment pledged	$1,987	$957

We incurred no capital lease obligations in 2004 or 2005. In 2003, we incurred approximately $300,000 in connection with capital lease agreements to acquire equipment. The terms of the capital leases range from three to five years. At December 31, 2005, $140,000 of this balance was outstanding, which was all classified as a current liability.

ACT Teleconferencing, Inc.

Notes to Consolidated Financial Statements – (Continued)

4. Commitments—Operating and Capitalized Leases (Continued)

The aggregate minimum annual commitments for operating and capital leases as of December 31, 2005 are as follows:

($ in thousands)	Operating Leases	Capital Leases
2006	$2,584	$145
2007	1,736	—
2008	537	—
2009	182	—
2010 and thereafter	140	—

Total minimum lease payments	$5,179	145

Less amounts representing interest		(5)

Present value of net minimum capital leases payments		140
Less capital lease obligations due within one year		(140)

Capital lease obligations due after one year		$—

5. Preferred Stock and Shareholders’ Equity

Our Articles of Incorporation, authorize the issuance of up to 1,797,500 shares of non-voting preferred stock, no par value, with rights, preferences, and privileges as determined by the Board of Directors. Although shareholder approval is not required in order for the Board to issue these undesignated shares of preferred stock, applicable stock exchange restrictions require shareholder approval in order for us to issue shares of preferred stock convertible into more than 20% of our outstanding common stock. In addition, the agreement with Dolphin requires that the holders of Series AA preferred shares approve future issuances of common and preferred shares.

In addition, we can issue of up to 2,000 shares of Series A preferred stock, up to 200,000 shares of Series B preferred stock, and up to 500 shares of Series C preferred stock. On October 19, 1999, we issued 2,000 shares of Series A preferred stock to one investor, which were liquidated on October 11, 2001. Series A stock has no par value, is non-voting, and is senior to Series B and C preferred stock.

On December 10, 1999, we created Series B Junior Participating Preferred Shares in connection with our shareholder rights plan, and increased the authorized number of Series B preferred shares to 200,000 on July 27, 2004. Each share of Series B preferred stock is entitled to receive a dividend when declared by the Board of Directors out of funds legally available, payable at the rate of $1.00 per share. Series B preferred stock has priority in payment of dividends and distributions on dissolution of the Company, which is senior to holders of common stock, but junior to creditors and to holders of Series A or Series AA preferred stock. No shares of Series B preferred stock have been issued.

On May 17, 2002, we issued 500 shares of 6.5% Series C Convertible Preferred Stock. Series C preferred stock was convertible into shares of our common stock at a fixed price of $5.00 per share, and was subject to 15 mandatory monthly redemptions of approximately $333,000 commencing on August 17, 2002. We were permitted to make redemption payments in cash or by delivering shares of our common stock based on a 10% discount to market price of the stock at the time of the redemption payment. No shares of Series C preferred stock remain outstanding.

On June 30, 2005, we entered into an agreement with Dolphin Direct Equity Partners, LP (“Dolphin”) to sell up to 160,000 shares of the Company’s newly-created Series AA convertible preferred stock for an aggregate purchase price of $16.0 million. Our shareholders approved the transaction at a special shareholders’ meeting on August 15, 2005. This resulted in an initial closing on August 19, 2005 at which we issued 80,400 shares of preferred stock for $8.0 million in proceeds. Existing holders of the Company’s common shares were allowed to participate in a registered rights offering for the remaining 79,600 shares of preferred stock, which was completed in February 2006, at which point there was a second closing on the remainder of the $16.0 million Dolphin transaction. As a result of certain common shareholders participating in the rights offering, the second closing and increases in the stated value of the Series AA convertible preferred shares, Dolphin currently owns 48.2% of the voting rights of the Company.

Each share of preferred stock is convertible at the election of the holder into shares of our common stock by dividing the stated value of the preferred stock then outstanding by a conversion price. The initial stated value of each preferred share is

ACT Teleconferencing, Inc.

Notes to Consolidated Financial Statements – (Continued)

$100 and the initial conversion price is $1.00. The conversion price will be adjusted to reflect subdivisions or combinations of the Company’s common stock such as stock splits, stock dividends, recapitalizations or reverse splits. The conversion price will also be adjusted in the event we issue shares of common stock or common stock equivalents for per-share consideration less than the conversion price then in effect, subject to certain exceptions. We have considered the FASB issued SFAS 133, Accounting for Derivative Instruments and Hedging Activities and EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company’s own stock, EITF 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Features, and 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, in accounting for the conversion feature embedded within the preferred stock. Based on an analysis of this accounting literature, the Company does not believe that the embedded conversion option would be a separately accounted for derivative liability from the preferred stock. Additionally, the Company has determined that there is no intrinsic value associated with the conversion option.

The stated value of each share of preferred stock will, on a quarterly basis, increase at the rate of 9.55% over the stated value then in effect, based on (i) a one-time adjustment based on a function of diminished net asset value, determined based on a variety of components, as of the initial closing date, and (ii) a 50 basis point increase in the event our common stock ceases to be listed on the Nasdaq National Market, provided that the increase will only be 25 basis points if our common stock is listed on the Nasdaq Capital Market or the American Stock Exchange. On November 15, 2005, we received the decision of a Nasdaq Hearings Panel to delist our common stock effective November 17, 2005. As a result of the diminished net asset value at the initial closing and the delisting of our common stock, the stated value increase rate for the preferred stock will be 9.55% quarterly, with the possibility of decreasing by 50 basis points if the Company becomes relisted on the Nasdaq National Market, or by 25 basis points if the Company becomes relisted on the Nasdaq Capital Market or American Stock Exchange.

In the event of a liquidation event, each preferred shareholder is entitled to receive cash in the amount of the stated value then in effect. A liquidation event is defined as the voluntary or involuntary liquidation, dissolution or winding up of the Company or a Change of Control. The liquidation value of the preferred shares as of December 31, 2005 was $9.2 million.

Either the Company or Series AA shareholders may redeem 100%, but not less than 100%, of the outstanding preferred stock at any time after August 19, 2010 at a price equal to the stated value. As a result of the Series AA shareholders’ future right of redemption, the preferred stock has not been included in the shareholders’ equity (deficit) section of the balance sheet.

The terms of our purchase agreement with Dolphin require that we maintain authorized but unissued common stock of at least 130% of the total common shares into which the preferred stock can convert, prohibit us from issuing any further Series AA preferred stock or any other class of preferred stock, and any warrants, rights or options at an exercise price that is less than the conversion price of the preferred stock.

Approval by a majority of the preferred stockholders must first be obtained before we are allowed to execute any of the following transactions: increase or decrease the number of authorized preferred shares, create any new class of equity shares with rights, preferences or privileges at or above the Series AA Preferred stock, repurchase any common stock, enter into any agreement allowing a person or entity to acquire 50% or more of the Company’s voting power, pay dividends, obtain new debt financing in the aggregate by more than $100,000, or change the permitted number of directors allowed on the Board.

In connection with the initial closing, we also issued warrants to purchase up to 9,000 additional shares of preferred stock to Belle Haven Investments, LP, one of the placement agents for the transactions. The warrants issued to Belle Haven are exercisable for up to 9,000 shares of preferred stock, at an exercise price of $100 per share of preferred stock. The warrants expire on August 18, 2010.

Common Stock

In January, 2004, we issued 250,000 ten year warrants with an exercise price of $1.10 in conjunction with a debt restructuring.

During January, 2004, we also issued 2.1 million shares of common stock at $1.05 per share in a private placement financing. This issuance triggered an antidilution clause related to warrants granted in connection with the 2002 preferred stock issuance. The exercise price was decreased from $2.50 to $1.05 per share. All previous warrants were cancelled and 435,009 of new warrants exerciseable at $1.05 were issued. An additional 659, 681 warrants with an exercise price of $4.01 per share were also issued under the terms of this warrant agreement.

ACT Teleconferencing, Inc.

Notes to Consolidated Financial Statements – (Continued)

In February, 2004, we sold 1.5 million shares at a purchase price of $2.20 per share in a private placement with an institutional investor. The transaction also included the issuance of 340,000 three-year warrants at an exercise price of $2.20 per share. Antidilution provisions in these warrants later resulted in an increase to 389,583 warrants with a reduced exercise price of $1.92 per share. 210,000 5 year warrants with an exercise price of $1.05 per share were issued to an agent for this placement.

In September, 2004, we sold 1.7 million shares at a purchase price of $1.10 per share in a private placement. The transaction included the issuance of 336,178 warrants with an exercise price of $1.50 per share and 161,366 warrants with an exercise price of $1.10 per share.

The above 2004 stock issuances triggered an antidilution clause related to warrants granted in 1999. The exercise price of these warrants decreased from $4.88 to $3.78 and the number of related warrants increased by 153,851.

Warrants

The following table summarizes the various common stock warrants outstanding on December 31, 2005.

Purpose	Number Outstanding	Issue Date	Expiration Date	Exercise Price
Subordinated debt financing	200,825	March 1998	April 2007	1.78
Subordinated debt financing	27,585	April 2002	April 2007	1.78
Equity placement	37,956	February 1999	February 2006	3.50
Preferred stock issuance	942,414	October 1999	October 2006	1.00
Agent fees for preferred stock	50,000	May 2002	May 2007	5.00
Preferred stock issuance	435,009	May 2002	May 2007	1.05
Preferred stock issuance	659,681	May 2004	November 2009	4.01
Legal settlement	300,000	September 2003	September 2008	2.50
Subordinate debt refinancing	275,000	January 2004	January 2014	1.00
Institutional private placement	389,583	February 2004	February 2007	1.92
Agent fees	210,000	March 2004	March 2009	1.05
Institutional private placement	504,267	September 2004	September 2009	1.00
Agent fees	177,503	September 2004	September 2009	1.00
Consulting fees	72,000	Jan - Dec 2005	January 2008	1.50
	4,281,823		Weighted Average Exercise Price:	$1.78

All warrants are also subject to customary anti-dilution provisions and to adjustment in the event of stock splits, stock dividends, consolidations, and the like. Holders of shares issued upon the exercise of these warrants have piggy-back rights to registration and certain investors have demand registration rights.

In addition to the above common stock warrants, we issued 9,000 Series AA preferred stock warrants as agent fees in connection with the Dolphin transaction.

We account for warrants issued for consulting services and in conjunction with debt instruments by determining the fair value of the warrant and amortizing the expense over the consulting period or the maturity term of the debt. Warrants issued in association with equity instruments are not valued as the valuation would have no effect on the Company’s financial statements. In certain instances involving significant issuances, we have determined valuations of the fair value of warrants using accredited valuation specialists.

6. Stock Option Plan

Our various Stock Option Plans, as approved and amended by our shareholders, authorize the grant of options to officers, key employees, and consultants for up to 3,100,000 shares of our common stock. This number includes 1,500,000 shares under the 2004 equity incentive plan approved by shareholders on May 20, 2004. Prior year options granted under all plans generally have 10-year terms and vest 25% each year following the date of grant. All of the 120,000 options that were granted in 2005 had one-year terms and vested in January 2006.

ACT Teleconferencing, Inc.

Notes to Consolidated Financial Statements – (Continued)

We have elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related interpretations in accounting for our employee stock options. Under APB 25, because the exercise price of our employee stock options is generally equal to the market price of the underlying stock on the date of grant, no compensation expense is recognized. FASB Statement No. 123, “Accounting for Stock-Based Compensation” establishes an alternative method of expense recognition for stock-based compensation awards to employees based on fair values. We elected not to adopt FASB Statement No. 123 for expense recognition purposes.

A summary of our stock option activity, and related information for the years ended December 31 follows:

	2005		2004		2003
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding-beginning of year	2,355,568	$2.90	1,445,161	$3.44	1,349,807	$4.39
Granted	120,000	1.32	1,035,884	2.02	355,000	1.04
Exercised	—	—	(61,516)	1.27	(31,649)	1.49
Forfeited	(463,985)	3.77	(63,961)	3.40	(227,997)	4.76

Outstanding-end of year	2,011,583	$2.65	2,355,568	$2.90	1,445,161	$3.44

Exercisable at end of year	1,277,126	$3.00	1,271,872	$3.52	841,836	$4.31

Weighted average fair value of options at date of grant	$0.52		$1.72		$1.04

The following table summarizes our stock options outstanding at December 31, 2005:

Exercise Price Range	Shares	Weighted-Average remaining contractual life	Weighted- Average exercise price
$1.00-$1.50	839,117	7.76 years	$1.26
$1.60-$2.50	540,500	8.47 years	$2.40
$2.75-$3.03	221,900	4.87 years	$2.90
$4.00-$5.00	205,595	4.26 years	$4.75
$5.25-$6.50	123,625	2.71 years	$5.71
$7.00-$9.00	80,846	3.20 years	$8.19

Total	2,011,583

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of subjective assumptions including the expected stock price volatility and appropriate adjustments for restrictions on exercising the options. Because our employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, this model does not necessarily provide a reliable single measure of the fair value of its employee stock options.

ACT Teleconferencing, Inc.

Notes to Consolidated Financial Statements – (Continued)

7. Income Taxes

Income tax expense and the related current and deferred tax liabilities for all periods presented relate primarily to the Company’s U.K. and Canadian operations.

For financial reporting purposes, loss before income taxes includes the following components ($ in 000’s):

	2005	2004	2003
Pretax loss:
United States	$(10,185)	$(7,406)	$(7,679)
Foreign	(7,720)	(13,670)	(472)

	$(17,905)	$(21,076)	$(8,151)

The provision for income taxes for the years ended December 31, is comprised of the following ($ in 000’s):

	2005	2004	2003
Current	$101	$351	$193
Deferred	147	(263)	149

	$248	$88	$342

The reconciliation of income tax attributable to continuing operations computed at the U.S. federal statutory tax rates to actual income tax expense is ($ in 000’s):

	2005	2004	2003
Expected rate at 35%	$(6,267)	$(7,379)	$(2,806)
State Taxes	(306)	(150)	—
Effect of permanent difference
Foreign dividends	—	384	—
Other	72	51	395
Utilization of net operating losses	—	—	(237)
Adjustment to carryforwards	424	—	—
Foreign Taxes	307	427	(206)
Valuation allowance	5,980	6,778	2,291
Other	38	(23)	905

	$248	$88	$342

ACT Teleconferencing, Inc.

Notes to Consolidated Financial Statements – (Continued)

7. Income Taxes (Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax liabilities and assets as of December 31 are as follows ($ in 000’s):

	2005	2004	2003
Deferred Tax Liabilities-Domestic
Tax depreciation in excess of book depreciation	$1,267	$(2,263)	$(922)
Other	—	—	(965)

	1,267	(2,263)	(1,887)

Deferred Tax Assets-Domestic
Net operating loss carry-forward	9,007	7,746	5,988
Goodwill impairment	—	1,224	—
Deferred income	—	8	640
Foreign currency translation	197	374	18
Reserves for doubtful accounts	100	83	152
Other	248	41	—

	9,552	9,476	6,798
Valuation allowance for deferred tax assets	(10,819)	(7,213)	(4,911)

Net deferred tax-domestic	$—	$—	$—

Deferred Tax Liabilities-International
Tax depreciation in excess of book depreciation	$(395)	$(248)	$(511)
Deferred Tax Assets-International
Net operating loss carry-forward	4,039	3,349	1,901
Goodwill impairment	4,721	3,189	—
Valuation allowance for deferred tax assets	(8,760)	(6,538)	(1,901)

Net deferred tax liability-international	$(395)	$(248)	$(511)

Taxes of $505,000, $289,000 and $800,000 were paid during 2005, 2004, and 2003, respectively. The domestic and international net operating loss carry forwards of approximately $24.2 million and $12.7 million, respectively, will expire from the year 2010 through 2025. We have not provided for any taxes on undistributed foreign earnings as we intend to permanently reinvest these earnings in the future growth of the business and there are no unremitted, cumulative foreign earnings.

Under the Internal Revenue Code, the utilization of net operating losses are likely to be limited if there is a significant ownership change.

8. Related Party Transactions

On June 30, 2005, we entered into an agreement with Dolphin to sell up to 160,000 shares of the Company’s Series AA convertible preferred stock for an aggregate purchase price of $16.0 million. The initial closing took place on August 19, 2005. As part of the agreement, we paid Dolphin $320,000 in fees out of the proceeds of the initial closing, and entered into a Management Services Agreement whereby we will pay Dolphin $80,000 quarterly. In addition to the quarterly payment, we will pay Dolphin 1% of the aggregate consideration paid to or by us on refinancings, restructurings, equity or debt offerings, acquisitions, mergers, consolidations, business combinations, sales and divestitures, for which Dolphin performs consulting services. In October 2005, we entered into a $7.0 million bridge loan with Dolphin which was repaid in February 2006 from funds received from the second closing on the preferred stock transaction.

In July 2001 and subsequently in July 2002, the board of directors authorized a loan, with recourse, to one of its officers for a total amount of $467,000. The purpose of this loan was to assist the officer in exercising stock options. This loan is secured by a general pledge of personal assets of the officer, bears interest at 6%, and matures on November 1, 2006. The shares issued upon exercise of the stock options are recorded in shareholders’ equity but this transaction had no financial effect on shareholders’ equity as the loan is offset by the amounts recorded to common stock resulting from the exercise of the options. In 2005, it was determined that the principal collateral of common stock had a valuation significantly below the value of the receivable. Accordingly, a provision for the total amount of the loan was recorded for a possible loss on collection of the collateralized note receivable.

ACT Teleconferencing, Inc.

Notes to Consolidated Financial Statements – (Continued)

On January 6, 2003, we entered into a 120 day promissory note agreement for $500,000 at 12% with one of our directors. This note was repaid with the proceeds from a $7.3 million subordinated debt financing.

9. Business Segment Analysis

We offer a broad range of audio, video, and other teleconferencing services to corporate business clients and institutions, and these services are considered one line of business as they are integrated.

Our decisions on resource allocation and performance assessment are primarily based on the market potential of each regional operating location. Each of the locations offers the same products and services, has similar customers and equipment, and is managed directly by our executives, allowing all locations to be aggregated under the guidelines of FASB Statement No. 131 resulting in one reportable line of business to the extent that services are separately identifiable.

The following summary provides financial data for our operating segments:

	Audio	Video	Subtotal	Corporate	Total
	($ in thousands)
For the year ended December 31, 2005:
Net Revenues	$40,502	$10,462	$50,964	$—	$50,964
Loss before tax	(9,272)	(6,267)	(15,539)	(2,366)	(17,905)
Depreciation and amortization	2,952	566	3,518	650	4,168
Total assets	$17,224	$3,361	$20,585	$1,227	$21,812

For the year ended December 31, 2004:

	(in thousands)
Net Revenues	$39,123	$14,417	$53,540	$—	$53,540
Loss before tax	(7,651)	(10,553)	(18,204)	(2,872)	(21,076)
Depreciation and amortization	3,666	1,001	4,667	882	5,549
Total assets	$23,007	$13,229	$36,236	$2,282	$38,518

For the year ended December 31, 2003:

	(in thousands)
Net Revenues	$37,189	$18,562	$55,751	$—	$55,751
Loss before tax	(993)	(505)	(1,498)	(6,653)	(8,151)
Depreciation and amortization	3,397	1,052	4,449	972	5,421
Total assets	$33,719	$18,001	$51,720	$2,903	$54,623

ACT Teleconferencing, Inc.

Notes to Consolidated Financial Statements – (Continued)

The following summary provides financial data for significant geographic markets in which we operate:

For the year ended December 31, 2005:

	North America	Europe	Asia Pacific	Total
	($ in thousands)
Net Revenues	$31,013	$14,875	$5,076	$50,964
Long-Lived Assets	7,614	1,680	791	10,085

For the year ended December 31, 2004:

Net Revenues	$32,165	$15,096	$6,279	$53,540
Long-Lived Assets	14,930	7,581	2,841	23,352

For the year ended December 31, 2003:

Net Revenues	$32,479	$17,880	$5,392	$55,751
Long-Lived Assets	20,501	15,120	4,705	40,326

In 2005, the United States comprised approximately 50% of total company revenue and 82% of total North American revenue. The United Kingdom comprised approximately 24% of total company revenue and 83% of total European revenue. Canada comprised approximately 11% of total company revenue and 18% of North American revenue. Australia comprised approximately 8% of total company revenue and 76% total Asia Pacific revenue.

10. Fair Value of Financial Instruments

Our financial instruments consist primarily of cash, temporary investments, certificates of deposit maturing in more than one year, accounts receivable, accounts payable, long-term debt, and capitalized lease obligations.

Because accounts receivable and accounts payable are short-term instruments that are settled at face value, we consider their carrying amounts to approximate fair value.

The fair value of long-term debt, consisting of notes and capitalized lease obligations, is based on interest rates available to us and comparisons to market rates. We consider the carrying amounts to approximate fair value.

11. Defined Contribution Plan

We have a defined contribution 401(k) plan for our United States employees, which allows eligible employees to contribute a percentage of their compensation and provides for certain discretionary employer matching contributions. In 2005 and 2004, we made no plan contributions. In 2003, we matched employee contributions with 56,266 shares of stock valued at $56,000.

12. Employee Stock Purchase Plan

Our employee stock purchase plan became effective July 1, 1998. The plan has been structured within the meaning of Section 423(b) of the Internal Revenue Code of 1986. A maximum of 500,000 shares of common stock are available for sale to employees under the plan. The purchase price of each share of common stock is the lesser of 85% of the fair market value of such share on the opening day of the six month purchase period, or 85% of the fair market value of such share on the closing day of the purchase period. Currently approximately 11 employees have elected to participate in the plan. Through December 31, 2005, employees had purchased 347,473 shares of common stock under the plan.

13. Legal Proceedings

We are engaged from time to time in minor legal proceedings such as debt collection and employee dispute and arbitration. These are in the normal course of business and are not considered material to the business.

ACT Teleconferencing, Inc.

Notes to Consolidated Financial Statements – (Continued)

14. Quarterly Results of Operations

The following is a summary of the quarterly results of operations for the years ended December 31, 2005, 2004 and 2003:

($ in 000’s except per share amounts)	March 31	June 30	September 30	December 31
Year ended December 31, 2005
Net revenues	$13,031	$13,219	$12,259	$12,455
Gross profit	4,679	5,180	4,326	4,676
Goodwill Impairment	—	—	7,091	—
Impairment of long-lived tangible assets	—	—	1,308	3,234
Restructuring costs	831	904	332	143
Operating loss	(1,127)	(894)	(10,099)	(3,827)
Net loss	(2,019)	(1,916)	(10,578)	(3,640)
Preferred Stock Dividend and accretion of preferred shares	—	—	351	901
Net loss available to common shareholders	(2,019)	(1,916)	(10,929)	(4,541)
Weighted average number of shares outstanding
Basic and diluted	16,710	16,762	16,762	16,775
Net loss per share—basic and diluted	(0.12)	(0.11)	(0.65)	(0.27)
Year ended December 31, 2004
Net revenues	$13,996	$13,601	$12,686	$13,257
Gross profit	5,514	4,959	4,867	4,887
Goodwill Impairment	—	—	—	13,600
Impairment of long-lived tangible assets	—	—	—	1,761
Restructuring costs	—	—	—	1,081
Operating income/(loss)	87	(1,045)	(239)	(17,237)
Net loss	(402)	(1,929)	(789)	(18,044)
Preferred Stock Dividend	—	—	—	—
Net loss available to common shareholders	(402)	(1,929)	(789)	(18,044)
Weighted average number of shares outstanding
Basic and diluted	13,440	14,835	15,256	16,639
Net loss per share—basic and diluted	(0.03)	(0.13)	(0.05)	(1.08)
Year ended December 31, 2003
Net revenues	$14,908	$15,266	$12,120	$13,457
Gross profit	5,051	6,317	3,269	5,152
Operating income/(loss)	(476)	93	(3,533)	(662)
Net loss	(818)	(558)	(4,457)	(2,660)
Preferred Stock Dividend	228	212	196	90
Net loss available to common shareholders	(1,046)	(770)	(4,653)	(2,750)
Weighted average number of shares outstanding
Basic and diluted	9,480	10,202	10,339	10,840
Net loss per share—basic and diluted	(0.11)	(0.08)	(0.45)	(0.26)

ACT Teleconferencing, Inc.

Notes to Consolidated Financial Statements – (Continued)

15. Acquisitions

On January 2, 2002, we acquired Proximity, Inc., one of the world’s largest providers of room-based videoconferencing services, for 350,000 restricted shares of our common stock valued at $2,737,000 net of $74,000 of issuance fees, notes payable of $750,000, and cash of $500,000 for a total of approximately $3,987,000. In addition, we acquired net assets of $350,000 including $93,000 of cash. We also paid $204,000 of closing costs. In addition, 150,000 shares of our common stock were placed into escrow to be deliverable to certain of Proximity’s shareholders upon satisfaction of certain earnout provisions.

On January 17, 2003, the earnout agreement established with certain Proximity shareholders upon the acquisition of Proximity, Inc. on January 2, 2002 was revised. Under the original agreement, 150,000 shares of our common stock were placed into escrow and were deliverable to certain Proximity shareholders upon achieving certain earnout provisions. In exchange for modifications to the original provisions, 67,500 of the earnout shares held by the escrow agent were released to the eligible Proximity shareholders and 10,000 options to purchase common stock for $1.19 a share and exercisable for a period of ten years were issued. An additional 71,250 shares were issued in 2003 under the terms of the agreement.

In association with this acquisition, we recorded approximately $3.9 million in goodwill. Proximity was acquired to compliment our video conferencing business.

16. Subsequent Events

In February 2006, we completed the rights offering for the remaining 79,600 shares of preferred stock related to the Dolphin transaction, at which point there was a second closing on the remainder of the $16.0 million transaction. Although certain common shareholders participated in the rights offering, the majority of the preferred shared available through the offering were purchased by Dolphin. Funds from the second closing were used to satisfy the $7.0 million bridge loan from Dolphin, including accrued interest, with remaining amounts received used to pay fees related to the financing, and for working capital.

Schedule I – Condensed Financial Information of Registrant

ACT Teleconferencing, Inc.

Condensed Balance Sheets

December 31, 2005 and 2004

($ in 000s)	2005	2004
Assets
Current assets	$201	$654
Equipment and software (net of accumulated depreciation of $4,239 and $3,589)	919	1,126
Other long term assets	107	502
Investment in and advances to subsidiaries	10,338	23,973

Total assets	11,565	26,255

Liabilities and shareholders’ equity (deficit)
Current liabilities:
Accounts payable and accrued liabilities	$1,373	$1,327
Current portion of debt	8,249	12,049

Total current liabilities	9,622	13,376
Long-term debt	470	62
Convertible redeemable preferred stock and accrued preferred dividends; each share convertible into 100 shares of common stock; 169,000 shares authorized; 80,400 shares issued and outstanding in 2005	7,824	—
Shareholders’ equity (deficit):
Common stock, no par value; 50,000,000 shares authorized, 16,878,548 and 16,743,362 shares issued and 16,796,648 and 16,661,462 outstanding in 2005 and 2004, respectively	51,566	51,049
Treasury stock at cost (81,900 shares)	(241)	(241)
Accumulated deficit	(62,141)	(42,836)
Accumulated other comprehensive income	4,465	4,845

Total shareholders’ equity (deficit)	(6,351)	12,817

Total liabilities and shareholder’s equity (deficit)	$11,565	$26,255

See accompanying notes to condensed financial statements.

Schedule I – Condensed Financial Information of Registrant

ACT Teleconferencing, Inc.

Condensed Statement of Operations

For the years ended December 31, 2005, 2004, and 2003

($ In 000’s)	2005	2004	2003
Equity in undistributed (losses) earnings of subsidiaries	$(10,001)	$(12,935)	$677
Selling, general and administration expense	(5,688)	(5,234)	(6,081)
Interest expense, net	(2,693)	(2,524)	(2,629)
Foreign currency gain (loss)	229	(471)	(460)

Net (loss)	(18,153)	(21,164)	(8,493)
Preferred stock dividends:
Preferred dividend	(1,152)	—	(726)
Accretion to preferred shares	(100)	—	—

Net (loss) available to common shareholders	$(19,405)	$(21,164)	$(9,219)

See accompanying notes to condensed financial statements.

Schedule I – Condensed Financial Information of Registrant

ACT Teleconferencing, Inc.

Condensed Statements of Cash Flows

For the years ended December 31, 2005, 2004, and 2003

($ In 000s)	2005	2004	2003
Operating activities
Net loss	$(18,153)	$(21,164)	$(8,493)
Adjustments to reconcile net loss to net cash used for operating activities:
Equity in undistributed loss of subsidiaries	10,001	12,935	677
Dividends received from subsidiary	3	1,125	943
Depreciation & equipment transfers	640	887	1,960
Reserve for possible loss on related party receivable	467	—	—
Shares issued for services	150	560	659
Amortization of debt costs	720	1,047	447
Foreign exchange (gain) loss	(39)	471	460
Changes in operating assets and liabilities, net of effects of business combinations:
Current assets	501	(290)	244
Other assets	(100)	20	(744)
Accounts payable and accrued liabilities	35	305	1,371

Net cash used for operating activities	(5,775)	(4,104)	(2,476)
Investing activities
Equipment purchases	(226)	(222)	(151)
Investment in and advances from (to) subsidiaries	3,619	2,947	(770)

Net cash provided by (used for) investing activities	3,393	2,725	(921)
Financing activities
Net proceeds from issuance of debt	7,000	245	6,307
Net repayments of debt	(11,431)	(5,977)	(3,779)
Net proceeds from the issuance of common stock	—	7,042	466
Purchase of treasury stock	—	—	(5)
Net proceeds from issuance of preferred stock	6,572	—	—
Repayment of preferred stock dividend and principal	—	—	(1,708)
Net proceeds from the issuance of warrants in association with debt	—	137	2,098

Net cash provided by financing activities	2,141	1,447	3,379

Net increase (decrease) in cash and cash equivalents	(241)	68	(18)
Cash and cash equivalents beginning of year	255	187	205

Cash and cash equivalents end of year	$14	$255	$187

See accompanying notes to condensed financial statements

Schedule I – Condensed Financial Information of Registrant

ACT Teleconferencing, Inc.

Notes to Condensed Financial Statements

December 31, 2005 and 2004

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

Debt and Guarantees

Information on our debt is disclosed in Note 2 of the Notes to Consolidated Financial Statements of ACT Teleconferencing, Inc. included elsewhere herein. A United Kingdom subsidiary of ours had guaranteed debt of $4.0 million that was satisfied in October, 2005 as a result of the transaction with Dolphin.

Schedule II—Valuation and Qualifying Accounts

ACT Teleconferencing, Inc.

Allowance for Doubtful Accounts Receivable

	Balance at Beginning of Period	Additions/ Charges to Costs and Expenses	Deductions	Balance at End of Period
For the year ended December 31, 2005:
Allowance for doubtful accounts receivable	$413	224	(202)	435

For the year ended December 31, 2004:
Allowance for doubtful accounts receivable	$652	21	(260)	413

For the year ended December 31, 2003:
Allowance for doubtful accounts receivable	$1,029	368	(745)	652

Index to Exhibits

All exhibits are filed electronically or incorporated by reference.

Number	Description
3.1	Restated Articles of Incorporation of ACT Teleconferencing, Inc., dated April 15, 1996, as amended October 18, 1999, and November 26, 2001 (Incorporated by reference, attached as Exhibit 3.1 to our Registration Statement on Form S-1, filed with the Securities and Exchange Commission on December 3, 2001, File No. 333-74438).

3.1.1	Certificate of Designations, Preferences and Rights of Series B Junior Participating Preferred Shares, filed with the Colorado Secretary of State on December 2, 1999 (Incorporated by reference, attached as Exhibit A to Exhibit 1 to our Registration Statement on Form 8A, filed with the Securities and Exchange Commission on December 7, 1999, File No. 000-27560).

3.1.2	Articles of Amendment to Certificate of Designations, Preferences and Rights of Series B Junior Participating Preferred Shares, filed with the Colorado Secretary of State on February 6, 2004 (Incorporated by reference, attached as Exhibit 3.1.3 to our report on Form 10-K filed with the Securities and Exchange Commission on April 14, 2004, File No. 000-27560).

3.1.3	Articles of Amendment to Articles of Incorporation, filed with the Colorado Secretary of State on August 23, 2004.

3.1.4	Certificate of Designations, Preferences and Rights of Series AA Preferred Stock, including Statement of Correction, filed with the Colorado Secretary of State on August 16, 2005 (Incorporated by reference, attached as Exhibit 4.1 to our report on Form 8-K filed with the Securities and Exchange Commission on August 24, 2005, File No. 000-27560).

3.1.5	Amendment to Articles of Incorporation filed with the Colorado Secretary of State on September 6, 2005 (Incorporated by reference, attached as Exhibit 3.1.5 to our report on Form 10-Q filed with the Securities and Exchange Commission on November 21, 2005, File No. 000-27560).

3.1.6	Statement of Correction to Articles of Incorporation, filed with the Colorado Secretary of State on January 12, 2006.

3.2	Bylaws of ACT, amended and restated as of May 22, 2001 (Incorporated by reference, attached as Exhibit 3.2 to our Form 10-Q for the quarter ended June 30, 2001, filed with the Securities and Exchange Commission on August 21, 2001, File No. 0-27560).

4.1	Form of specimen certificate for common stock of ACT (Incorporated by reference, attached as Exhibit 4.1 to our Registration Statement on Form SB-2, filed with the Securities and Exchange Commission on October 10, 1995, and amendments to our Form SB-2, File No. 33-97908-D).

4.2	Rights Agreement between ACT Teleconferencing, Inc. and American Securities Transfer & Trust, Inc. dated as of November 18, 1999 (Incorporated by reference, attached as Exhibit 1 to our Registration Statement on Form 8A, filed with the Securities and Exchange Commission on December 7, 1999, File No. 000-27560).

4.3	First Amendment to Rights Agreement between ACT Teleconferencing, Inc. and Computershare Trust Company, Inc., as successor to American Securities Transfer & Trust, Inc., dated as of June 30, 2005 (Incorporated by reference, attached as Exhibit 10.3 to our report on Form 8-K, filed with the Securities and Exchange Commission on July 8, 2005, File No. 000-27560).

10.1 **	Stock Option Plan of 1991, as amended, authorizing 400,000 shares of common stock for issuance under the plan (Incorporated by reference, attached as an Exhibit 10.1 to our Registration Statement on Form SB-2, filed with the Securities and Exchange Commission on October 10, 1995, and amendments to our Form SB-2, File No. 33-97908-D).

10.2 **	Form of Stock Option Agreement (Incorporated by reference, attached as Exhibit 10.2 to our Registration Statement on Form SB-2, filed with the Securities and Exchange Commission on October 10, 1995, and amendments to our Form SB-2, File No. 33-97908-D).

Number	Description
10.3 **	Stock Option Plan of 1996, as amended (Incorporated by reference, attached as Exhibit 4.6 to our Registration Statement on Form S-8, filed with the Securities and Exchange Commission on July 2, 1998, File 333-58403).

10.4 **	Employee Stock Purchase Plan of 1998, as amended and restated effective June 29, 2004 (Incorporated by reference, attached as Appendix C to our definitive proxy statement on Schedule 14A, filed with the Securities and Exchange Commission on April 29, 2004, File No. 000-27560).

10.5 **	Stock Option Plan of 2000, as amended (Incorporated by reference, attached as Exhibit 10.28 to our Registration Statement on Form S-1, filed with the Securities and Exchange Commission on December 3, 2001, File No. 333-74438).

10.6 **	ACT Teleconferencing, Inc. 2004 Equity Incentive Plan (Incorporated by reference, attached as Appendix B to our definitive proxy statement on Schedule 14A, filed with the Securities and Exchange Commission on April 29, 2004, File No. 000-27560).

10.7	Agreement for Videoconferencing Equipment and Services among ACT Videoconferencing, Inc. and the GTE Telephone Operating Companies named therein, dated October 1, 1998 (Incorporated by reference, attached as Exhibit 10.27 to our Form 10-QSB for the quarter ending September 30, 1998, filed with the Securities and Exchange Commission on November 16, 1998, File No. 000-27560).

10.8	Service order attachment signed March 15, 2001, between ACT Teleconferencing Services, Inc. and AT&T Corporation for the supply of domestic voice/data services (Incorporated by reference, attached as Exhibit 10.29 to our Registration Statement on Form S-1, filed with the Securities and Exchange Commission on December 3, 2001, File No. 333-74438).

10.9	Videoconference Services Agreement between ACT Videoconferencing and Bristol Meyers Squibb Company (Incorporated by reference, attached as Exhibit 10.42 to our report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2002, File No. 000-27560).

10.10	Note Agreement for Senior Secured Subordinated Notes among ACT Teleconferencing, Inc. and certain of its subsidiaries, and the investors named therein, dated May 12, 2003 (Incorporated by reference, attached as Exhibit 4.1 to our report on Form 8-K filed with the Securities and Exchange Commission on June 9, 2003, File No. 000-27560).

10.10.1	Seventh Amendment Agreement among ACT Teleconferencing, Inc. and certain of its subsidiaries and NewWest Mezzanine Fund, LP, KCEP Ventures II, L.P., Convergent Capital Partners, I, L.P., and James F. Seifert Management Trust, effective as of May 14, 2004, relating to Note Agreement dated as of May 12, 2003.

10.10.2	Eighth Waiver, Amendment and Forbearance Agreement among ACT Teleconferencing, Inc. and certain of its subsidiaries and NewWest Mezzanine Fund, LP, KCEP Ventures II, L.P., Convergent Capital Partners, I, L.P., James F. Seifert Management Trust, effective as of August 16, 2004, relating to Note Agreement dated as of May 12, 2003.

10.10.3	Ninth Waiver, Amendment and Forbearance Agreement among ACT Teleconferencing, Inc. and certain of its subsidiaries and NewWest Mezzanine Fund, LP, KCEP Ventures II, L.P., Convergent Capital Partners, I, L.P., and James F. Seifert Management Trust, effective as of November 12, 2004, relating to Note Agreement dated as of May 12, 2003 (Incorporated by reference, attached as Exhibit 10.2 to our report on Form 8-K filed with the Securities and Exchange Commission on November 19, 2004, File No. 000-27560).

10.10.4	Tenth Waiver, Amendment and Forbearance Agreement among ACT Teleconferencing, Inc. and certain of its subsidiaries and NewWest Mezzanine Fund, LP, KCEP Ventures II, L.P., Convergent Capital Partners, I, L.P., and James F. Seifert Management Trust, effective as of December 31, 2004, relating to Note Agreement dated as of May 12, 2003 (Incorporated by reference, attached as Exhibit 99.1 to our report on Form 8-K filed with the Securities and Exchange Commission on January 6, 2005, File No. 000-27560).

Number	Description
10.10.5	Eleventh Waiver, Amendment and Forbearance Agreement among ACT Teleconferencing, Inc. and certain of its subsidiaries and NewWest Mezzanine Fund, LP, KCEP Ventures II, L.P., Convergent Capital Partners, I, L.P., and James F. Seifert Management Trust, effective as of January 31, 2005, relating to Note Agreement dated as of May 12, 2003 (Incorporated by reference, attached as Exhibit 99.2 to our report on Form 8-K filed with the Securities and Exchange Commission on February 3, 2005, File No. 000-27560).

10.10.6	Twelfth Waiver, Amendment and Forbearance Agreement among ACT Teleconferencing, Inc. and certain of its subsidiaries and NewWest Mezzanine Fund, LP, KCEP Ventures II, L.P., Convergent Capital Partners, I, L.P., and James F. Seifert Management Trust effective as of March 4, 2005, relating to Note Agreement dated as of May 12, 2003 (Incorporated by reference, attached as Exhibit 99.1 to our report on Form 8-K filed with the Securities and Exchange Commission on March 23, 2005, File No. 000-27560).

10.10.7	Thirteenth Waiver, Amendment and Forbearance Agreement among ACT Teleconferencing, Inc. and certain of its subsidiaries and NewWest Mezzanine Fund, LP, KCEP Ventures II, L.P., Convergent Capital Partners, I, L.P., and James F. Seifert Management Trust, dated as of June 22, 2005, relating to Note Agreement dated as of May 12, 2003 (Incorporated by reference, attached as Exhibit 10.2 to our report on Form 8-K filed with the Securities and Exchange Commission on July 8, 2005, File No. 000-27560).

10.11	Form of Warrant Agreement by and between ACT Teleconferencing, Inc. and CapEx, L.P. dated October 15, 2003 (Incorporated by reference, attached as Exhibit 4.1 to our Registration Statement on Form S-3 filed with the Securities and Exchange Commission on December 31, 2003, File No. 333-111657).

10.12	Form of Stock Purchase Agreement of January 8, 2004 with Barron Partners, L.P. (Incorporated by reference, attached as Exhibit 4.2 to our Registration Statement on Form S-3 filed with the Securities and Exchange Commission on February 13, 2004, File No. 333-112822).

10.13	Form of Registration Rights Agreement of January 8, 2004 with Barron Partners, L.P. (Incorporated by reference, attached as Exhibit 4.2 to our Registration Statement on Form S-3 filed with the Securities and Exchange Commission on February 13, 2004, File No. 333-112822).

10.14	Stock Purchase Warrant dated February 18, 2004 with Fuller and Thaler Behavioral Finance Fund, Ltd. (Incorporated by reference, attached as Exhibit 4.8 to amendment no. 1 to our Registration Statement on Form S-3/A filed with the Securities and Exchange Commission on March 15, 2004, File No. 333-112822).

10.15	Stock Purchase Warrant dated February 18, 2004 with Fuller and Thaler Behavioral Finance Fund, Ltd. (Incorporated by reference, attached as Exhibit 4.9 to amendment no. 1 to our Registration Statement on Form S-3/A filed with the Securities and Exchange Commission on March 15, 2004, File No. 333-112822).

10.16	Stock and Warrant Purchase Agreement among ACT Teleconferencing, Inc., Casimir Capital, and investors as of September 2004 (Incorporated by reference, attached as Exhibit 99.1 to our report on Form 8-K filed with the Securities and Exchange Commission on August 31, 2004, File No. 000-27560).

10.17	Terms and Conditions for Purchase of Shares and Warrants between ACT Teleconferencing, Inc. as of September 2004 (Incorporated by reference, attached as Exhibit 99.2 to our report on Form 8-K filed with the Securities and Exchange Commission on August 31, 2004, File No. 000-27560).

10.18	Form of Stock Purchase Warrant between ACT Teleconferencing and Investors as of September 2004 (Incorporated by reference, attached as Exhibit 99.3 to our report on Form 8-K filed with the Securities and Exchange Commission on August 31, 2004, File No. 000-27560).

10.19	Form of Callable Warrant between ACT Teleconferencing, Inc. and Investors, issued September 3, 2004 (Incorporated by reference, attached as Exhibit 10.1 to our Registration Statement on Form S-3 filed with the Securities and Exchange Commission on February 11, 2005, File No. 333-122739).

10.20	Loan and Security Agreement with Silicon Valley Bank of November 19, 2004 (Incorporated by reference, attached as Exhibit 10.1 to our report on Form 8-K filed with the Securities and Exchange Commission on November 19, 2004, File No. 000-27560).

10.20.1	Forbearance and Amendment to Loan and Security Agreement between ACT Teleconferencing, Inc. and Silicon Valley Bank, dated May 31, 2005.

Number	Description
10.20.2	Second Forbearance, Consent and Amendment to Loan and Security Agreement among ACT Teleconferencing, Inc. and certain of its subsidiaries and Silicon Valley Bank dated July 22, 2005.

10.20.3	Third Forbearance to Loan and Security Agreement among ACT Teleconferencing, Inc. and certain of its subsidiaries and Silicon Valley Bank dated August 31, 2005.

10.20.4	Consent Under Loan and Security Agreement among ACT Teleconferencing, Inc., Dolphin Direct Equity Partners, LP, and Silicon Valley Bank dated October 31, 2005.

10.20.5	Fourth Forbearance and Amendment to Loan and Security Agreement among ACT Teleconferencing, Inc. and certain of its subsidiaries and Silicon Valley Bank dated October 31, 2005 (Incorporated by reference, attached as Exhibit 10.7 to our report on Form 8-K filed with the Securities and Exchange Commission on November 3, 2005, File No. 000-27560).

10.20.6	Fifth Forbearance and Amendment to Loan and Security Agreement among ACT Teleconferencing, Inc. and certain of its subsidiaries and Silicon Valley Bank dated December 29, 2005 (Incorporated by reference, attached as Exhibit 10.1 to our report on Form 8-K filed with the Securities and Exchange Commission on January 20, 2006, File No. 000-27560).

10.21 **	Form of Executive Severance Agreement between ACT Teleconferencing and certain of its officers as of May 2005 (Incorporated by reference, attached as Exhibit 10.1 to our report on Form 10-Q filed with the Securities and Exchange Commission on May 16, 2005, File No. 000-27560).

10.22	Securities Purchase Agreement between ACT Teleconferencing, Inc. and Dolphin Direct Equity Partners, LP dated June 30, 2005 (Incorporated by reference, attached as Exhibit 10.1 to our report on Form 8-K filed with the Securities and Exchange Commission on July 8, 2005, File No. 000-27560).

10.23	Investor Rights Agreement between ACT Teleconferencing, Inc. and Dolphin Direct Equity Partners, LP dated June 30, 2005 (Incorporated by reference, attached as Exhibit 10.3 to our report on Form 8-K filed with the Securities and Exchange Commission on August 24, 2005, File No. 000-27560).

10.23.1	Amendment to Investor Rights Agreement between ACT Teleconferencing, Inc. and Dolphin Direct Equity Partners. LP dated April 13, 2006.

10.24 **	Management Services Agreement between ACT Teleconferencing, Inc. and Dolphin Advisors, LLC, dated June 30, 2005 (Incorporated by reference, attached as Exhibit 10.4 to our report on Form 8-K filed with the Securities and Exchange Commission on August 24, 2005, File No. 000-27560).

10.25 **	Employment Agreement between ACT Teleconferencing, Inc. and Gene Warren dated August 19, 2005 (Incorporated by reference, attached as Exhibit 10.1 to our report on Form 8-K filed with the Securities and Exchange Commission on August 24, 2005, File No. 000-27560).

10.26 **	Form of Employment Agreement between ACT Teleconferencing, Inc. and executive officers, dated August 19, 2005 (Incorporated by reference, attached as Exhibit 10.2 to our report on Form 8-K filed with the Securities and Exchange Commission on August 24, 2005, File No. 000-27560).

10.27	Loan Agreement between ACT Teleconferencing, Inc. and Dolphin Direct Equity Partners, LP dated October 31, 2005 (Incorporated by reference, attached as Exhibit 10.1 to our report on Form 8-K filed with the Securities and Exchange Commission on November 3, 2005, File No. 000-27560).

10.28	Pledge Agreement between ACT Teleconferencing, Inc. and Dolphin Direct Equity Partners, LP dated October 31, 2005 (Incorporated by reference, attached as Exhibit 10.2 to our report on Form 8-K filed with the Securities and Exchange Commission on November 3, 2005, File No. 000-27560).

10.29	Security Agreement between ACT Teleconferencing, Inc. and Dolphin Direct Equity Partners, LP dated October 31, 2005 (Incorporated by reference, attached as Exhibit 10.3 to our report on Form 8-K filed with the Securities and Exchange Commission on November 3, 2005, File No. 000-27560).

10.30	Term Promissory Note between ACT Teleconferencing, Inc. and Dolphin Direct Equity Partners, LP dated October 31, 2005 (Incorporated by reference, attached as Exhibit 10.4 to our report on Form 8-K filed with the Securities and Exchange Commission on November 3, 2005, File No. 000-27560).

Number	Description
10.31	Subordination Agreement among ACT Teleconferencing, Inc., Dolphin Direct Equity Partners, LP, and Silicon Valley Bank dated October 31, 2005 (Incorporated by reference, attached as Exhibit 10.5 to our report on Form 8-K filed with the Securities and Exchange Commission on November 3, 2005, File No. 000-27560).

21	ACT Teleconferencing, Inc. subsidiaries (Incorporated by reference, attached as Exhibit 21 to our annual report on Form 10-K for the year ended December 31, 2002, filed with the Securities and Exchange Commission on April 15, 2003, File No. 000-27560).

23.1	Consent of Hein & Associates LLP

31.1	Rule 13a-14(a) certification of Chief Executive Officer

31.2	Rule 13a-14(a) certification of Chief Financial Officer/principal financial officer

32.1	Section 1350 certification of Chief Executive Officer

32.2	Section 1350 certification of Chief Financial Officer/principal financial officer

**	Management contract or compensatory arrangement.