Form 10-K/A
period 2005-12-31
ACT TELECONFERENCING INC
filed 2006-05-01
CIK 918709

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2005 was $8.37 million based upon the closing price of the Company’s common stock on the Nasdaq National Market on June 30, 2005 which was $.70 per share. For the purpose of the foregoing calculation only, all directors and executive officers of the registrant are assumed to be affiliates of the registrant.

The number of shares of the Company’s outstanding common stock as of April 19, 2006 was 16,796,648.

ACT Teleconferencing, Inc.

2005 Annual Report on Form 10-K/A

EXPLANATORY NOTE

The registrant is filing this Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended December 31, 2005 filed with the Securities and Exchange Commission on April 17, 2006, for the purpose of providing the information required by Part III of Form 10-K. Except as set forth in Part III below, no other changes are made to the original Form 10-K for the fiscal year ended December 31, 2005. Unless expressly stated, this Amendment No. 1 does not reflect events occurring after the filing of the original Form 10-K, nor does it modify or update in any way the disclosures contained in the original Form 10-K. Throughout this Amendment No. 1, references to the “Company,” “we,” “our,” or “us” refer to ACT Teleconferencing, Inc., and its consolidated subsidiaries, taken as a whole unless the context indicates otherwise.

PART III

Item 10. Directors and Executive Officers of the Registrant.

Set forth below is information concerning our executive officers and members of our board of directors.

Name	Age	Position
Gene Warren	53	Chief Executive Officer & President, Chief Financial and Accounting Officer, Director
Mark K. Kelly	42	Vice President Technology and Chief Technology Officer
Kenneth J. Knopp	36	Vice President Operations
Peter E. Salas	51	Chairman of the Board of Directors
Carlos P. Salas	34	Director
Malcolm M. Aslin	59	Director
Clarke H. Bailey	51	Director
Naomi Perry	49	Director
Michael Shepherd	36	Director

Gene Warren has served as our Chief Executive Officer since December 2003 and our Chief Financial and Accounting Officer since February 2006. Mr. Warren became a member of our board of directors in January 2006. Mr. Warren joined us as Chief Operating Officer in August 1996. Mr. Warren came to us with over 20 years of executive and technical experience in telecommunications. From 1993 to 1996, Mr. Warren served as Senior Vice President of Business Development, Operations and Technology at Global Access, a teleconferencing services company later acquired by Williams Communications and subsequently acquired by Genesys Group. Prior to his employment with Global Access, he served as Director of Technical Services for ConferTech International and Senior Director of technical support for MCI. Mr. Warren received a B.S. degree in Physics and Mathematics from Clark Atlanta University in 1975 and completed executive studies at the Stanford Executive Institute.

Mark K. Kelly has served as our Vice President of Technology and Chief Technology Officer since January 2005. Mr. Kelly joined us in 1998 as Director of IT, following our acquisition of AMC Teleconferencing, a Canadian company Mr. Kelly founded and for which he served as Vice President of Engineering. Prior to AMC, he was Research and Development Manager for Northern Telecom’s audio bridging systems business for five years. He received a Bachelor’s Degree in Physics from the University of Waterloo in Waterloo, Ontario.

Kenneth J. Knopp has served as our Vice President of Operations since January 2005. In 1996, Mr. Knopp joined us as a Financial Analyst. From 1997 to 2001, he was Director of Finance for our U.S. Division. He was promoted to General Manager of the U.S. Division in 2001. In September 2004, Mr. Knopp was named Managing Director of U.S. Operations. He completed his B.S. degree in finance from the University of Wyoming and his M.B.A in International Business from the University of Colorado.

Peter E. Salas(1) has served as the Chairman of our board of directors since August 2005. Mr. Salas has served as President of Dolphin Asset Management Corp. and its related companies, since its founding in 1988. As President, he oversees all matters and manages the Company on a day-to-day basis. Dolphin Direct Equity Partners, LP, an affiliate of Dolphin Asset Management, is a New York-based private equity fund investing exclusively in micro-cap opportunities and was the lead investor in our Series AA Convertible Preferred Stock. Prior to establishing Dolphin Asset Management, Mr. Salas served in various capacities for ten years at J.P. Morgan Investment Management, Inc. He received an A.B. degree in Economics from Harvard in 1976. Mr. Salas also serves as Chairman of the Board of Directors of Tengasco, Inc., and serves on the boards of directors of Williams Controls, Inc., Southwall Technologies Inc. and Boston Restaurant Associates, Inc. Peter E. Salas and Carlos Salas are cousins.

Carlos P. Salas(1) has served as a member of our board of directors since August 2005. Mr. Salas is a member of Dolphin Advisors, L.L.C., the managing general partner of Dolphin Direct Equity Partners, LP. Before joining Dolphin Advisors in January of 2004, Mr. Salas led an investor group in the acquisition of a private engineering and manufacturing firm in 2001, and joined that firm to lead a financial and operating restructuring as chief financial officer throughout 2002 and 2003. Previously, Mr. Salas served as an investment banker with Donaldson, Lufkin & Jenrette, Inc. (“DLJ”), and later with Credit Suisse First Boston when it merged with DLJ. Prior to joining DLJ, Mr. Salas practiced law with Cleary, Gottlieb, Steen & Hamilton LLP in New York. Mr. Salas received his J.D. from the University of Chicago and his B.A. from New York University. Mr. Salas also serves on the boards of directors of Tengasco Inc., Williams Controls, Inc. and Telenetics Corp.

Malcolm M. Aslin has served as a member of our board of directors since August 2004. Mr. Aslin has served as President and Chief Executive Officer of Gold Banc Corporation, a registered bank holding company, since March 2003, and was President and Chief Operating Officer of Gold Banc from February 1999 to March 2003. From October 1995 until February 1999, Mr. Aslin served as Chairman of the Board of Western National Bank and Unison Bancorporation, Inc., and Chairman and Managing Director of CompuNet Engineering, L.L.C. Prior to Western National and CompuNet, Mr. Aslin spent more than 22 years in various positions with UMB Banks and United Missouri Financial Corporation, including President, Chief Operating Officer and Director of United Missouri Bancshares, Inc. and President and Director of UMB’s Kansas City bank, United Missouri Bank of Kansas City, N.A. Mr. Aslin received his B.S. and M.B.A. degrees from the University of Missouri-Columbia.

Clarke H. Bailey(1) has served as a member of our board of directors since October 2005. Mr. Bailey joined Glenayre Technologies, Inc. in December 1990 and has served in a variety of positions at Glenayre, currently as President and Chief Executive Officer. In June 1999, he was named Chairman of the Board of Glenayre. He is responsible for the growth of Glenayre’s entertainment distribution subsidiary, which is the exclusive supplier of CDs and DVDs for Universal Music, and for the growth of Glenayre’s messaging business, which supplies voice messaging solutions to wireless carriers and for its active acquisition program. Mr. Bailey also serves on the boards of Iron Mountain Incorporated and Tengasco, Inc. and has served on numerous corporate boards, including Swiss Army Brands, Inc., Koret, Inc., and Pulse Engineering, Inc. He and his wife support the following nonprofit organizations: Save the Children, Nature Conservancy, and Yellowstone Park Foundation.

Naomi Perry(1) has served as a member of our board of directors since October 2005. Ms. Perry is a Client Industry Executive in the EDS Global Communications Industry Group. She has been with EDS since 1985 and is currently responsible for bringing industry intellectual capital, thought leadership and business knowledge to the MCI client relationship. EDS provides a broad portfolio of business and technology solutions to help its clients worldwide improve their business performance. EDS’s core portfolio comprises information-technology, applications and business process services, as well as information-technology transformation services. Ms. Perry has over 20 years experience in the IT and telecommunications industries.

Michael Shepherd(1) has served as a member of our board of directors since August 2005. Mr. Shepherd has served as an attorney at First Data Corporation since 2004, handling mergers and acquisitions. Prior to joining First Data, Mr. Shepherd was General Counsel and Vice President of The Chotin Group, a company specializing in structured debt financings and asset securitization. Mr. Shepherd joined The Chotin Group in 2003. From 1999 to 2003, Mr. Shepherd was a member of the corporate and securities group at the law firm of Hogan & Hartson, LLP in Denver, Colorado. Before moving to Denver, he spent several years in New York as an attorney at Roger & Wells LLP (now Clifford Chance U.S. LLP) counseling clients in connection with mergers and acquisitions and securities transactions. Mr. Shepherd received his Bachelor of Arts degree from Stanford University and his Juris Doctor degree from the University of Chicago Law School.

(1)	Ms. Perry and Messrs Bailey, Shepherd, Peter E. Salas and Carlos P. Salas were nominated to our board of directors under the terms of the Securities Purchase Agreement dated June 30, 2005, between Dolphin Direct Equity Partners, LP and the Company.

Identification of Our Audit Committee

Messrs. Bailey (Chairman), Aslin, and Shepherd are the current members of our audit committee. The primary purpose of the audit committee is to assist our board of directors in fulfilling its oversight responsibility of ensuring the quality and integrity of our auditing and financial reporting practices. The audit committee is composed of independent directors, as defined in Nasdaq Marketplace Rule 4200(a)(15) and Rule 10A-3 under the Securities Exchange Act of 1934, and is governed by a written charter approved by the board of directors. The board of directors has determined that Mr. Aslin is an audit committee financial expert as defined under Securities and Exchange Commission rules.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities and Exchange Act of 1934 requires our executive officers, directors, and beneficial owners of more than 10% of our common stock to file initial reports of ownership and reports of changes in ownership of our securities with the Securities and Exchange Commission. Those persons are required to furnish us with copies of these reports. Based solely on copies of reports we have received and representations from our executive officers and directors, all Securities and Exchange Commission stock ownership reports required to be filed by those reporting persons during 2005 were made timely, except that Form 3 was filed late for Zaid Haddad, Mark K. Kelly, Kenneth J. Knopp, Paul E. Pearson, Naomi Perry, and Michael Shepherd. One Form 4 reporting one transaction by former director Ronald Bach was filed late; two Forms 4 reporting two transactions by former director (now deceased) Jules L. DeVigne were filed late; one Form 4 reporting one transaction by former director Lewis Jaffe was filed late; one Form 4 for Malcolm M. Aslin was filed late; and one Form 4 reporting two transactions by former director James F. Seifert was filed late.

Code of Ethics

We have adopted a Corporate Code of Ethics and Business Conduct that applies to all of our employees, including our principal executive officer, principal financial officer and principal accounting officer. The Corporate Code of Ethics and Business Conduct is available on the investor relations page of our web site at www.acttel.com. We intend to disclose on our web site any amendments to or waivers of the code applicable to our principal executive officer, principal financial officer, chief accounting officer, controller, treasurer, and other persons performing similar functions within five business days following the date of such amendment or waiver. We will provide to any person without charge, upon request, a copy of such code upon receipt of a written request directed to “Investor Relations” at our principal executive offices.

Item 11. Executive Compensation.

The following table sets forth the compensation paid to our chief executive officer, our two other most highly compensated executive officers, and two of our former executive officers (each of whom resigned in 2005), collectively referred to as the “named executive officers” in this report, for the fiscal years ended December 31, 2005, December 31, 2004 and December 31, 2003. All amounts are in U.S. dollars.

	Annual Compensation					Long-term Compensation Awards				All Other Compensation ($)
Name	Year	Salary		Bonus		Restricted Stock Awards ($)		Securities Underlying Options (#) (1)
Gene Warren (Chief Executive Officer, Chief Financial and Accounting Officer)	2005 2004 2003	258,923 286,654 189,635		6,200 175,000 322,584		— — 59,176	(1)	— 200,000 109,176	(4)	$353,473 6,500 290,393	(2) (3) (3)(5)(6)

Mark K. Kelly (Vice President Technology & Chief Technology Officer)	2005 2004	152,927 91,760	* *	21,862 1,977	* *	— —		— 40,758	(8)(9)	69,575 —	(7)*

Kenneth J. Knopp (Vice President Operations)	2005 2004	147,877 124,131		19,000 31,815		— —		— 41,196	(8)(11)	57,722 6,000	(10) (12)

Ed Bernica(13) (former Chief Financial Officer and Vice President Finance)	2005	117,403		33,151		—		—		123,750	(14)

Paul E. Pearson(15) (former Vice President Sales and Marketing)	2005	139,655		30,692		—		—		5,500	(16)

All options are for the purchase of common stock.

*	Mr. Kelly’s salary, bonus, and other compensation was paid by the Company in Canadian dollars. The amounts shown for Mr. Kelly’s compensation are presented in American dollars based on the average exchange rate for the fiscal year 2005 of 0.82614 Canadian dollars for each American dollar and on the average exchange rate for the fiscal year 2004 of 0.77014 Canadian dollars for each American dollar. These exchange rates were taken from the website http://www.canada.com/convert/fxhistory.

(1)	Stock grants made as part of the 2002 Performance Incentive Plan. During October 2002 through March 2004, employees participated in a program whereby they were granted stock in exchange for a salary reduction.
(2)	This amount includes compensation to Mr. Warren pursuant to his employment agreement and insurance payments for the benefit of Mr. Warren’s personal trust and a disability policy.
(3)	Includes car allowances to Mr. Warren of $6,000 in 2003 and $6,500 in 2004.
(4)	9,176 options were granted to Mr. Warren with an exercise price of $1.41 per share, 100% vesting, and an expiration of October 1, 2012. The remaining 100,000 options were granted to Mr. Warren on January 15, 2003 at an exercise price of $1.00 per share, an expiration of January 15, 2013, and vesting of 50% per year.
(5)	Includes forgiveness of notes receivable in the amount of $275,581.
(6)	Includes a disability insurance premium payment of $8,812 in 2003.
(7)	Includes $63,527 to Mr. Kelly for the termination of his prior employment agreements and a car allowance to Mr. Kelly of $6,047.
(8)	On October 27, 2004, Mr. Kelly and Mr. Knopp were each granted 40,000 stock options vesting quarterly over four years and expiring October 25, 2014, of which 32,500 were priced at $1.50 and 7,500 were priced at $2.50.
(9)	On March 31, 2004, Mr. Kelly was granted 758 stock options priced at $1.41 immediately vesting and expiring on March 29, 2014 under the 2002 Performance Incentive Plan.
(10)	Includes $52,222 for terminating his prior employment contract and all other prior contracts and a car allowance to Mr. Knopp of $5,500.
(11)	On March 31, 2004, Mr. Knopp was granted 1,196 stock options price at $1.41 immediately vesting and expiring on March 29, 2014 under the 2002 Performance Incentive Plan.
(12)	Includes a car allowance to Mr. Knopp of $6,000.
(13)	Mr. Bernica resigned as Chief Financial Officer and Vice President Finance in August 2005.
(14)	Includes severance payments.
(15)	Mr. Pearson left the Company as Vice President Sales and Marketing effective February 2006.
(16)	Includes a car allowance to Mr. Pearson of $5,500.

Option Grants and Exercises in Last Fiscal Year

Option grants were provided to Messrs. Warren, Kelly, Knopp, and Pearson in each officer’s employment agreement (See “Employment Agreements” below), subject to shareholder approval. These options have not yet been issued or presented to the shareholders for approval, and thus are not presented in an option grants table.

The table below summarizes options exercised during 2005, and indicates the value of unexercised options held by the named executive officers at fiscal year end at the closing share price of $.19 per share on December 30, 2005 (last trading day of the year):

Aggregated Option Exercises in 2005 and Year-End Option Values

			Number of Securities underlying unexercised options at December 31, 2005		Value of Unexercised In-the-Money options at December 31, 2005
Name	Shares Acquired on Exercise	Value Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
Gene Warren	—	—	421,570	—	$0	$0
Mark K. Kelly	—	—	93,891	—	$0	$0
Kenneth J. Knopp	—	—	73,583	—	$0	$0
Paul E. Pearson(1)	—	—	50,000	—	$0	$0

(1)	Mr. Pearson left the Company as our Vice President Sales and Marketing in February 2006. The 50,000 options expire May 19, 2006.

Compensation of Directors

Directors Malcolm M. Aslin, Clarke H. Bailey, Naomi Perry, and Michael Shepherd are each paid $5,000 per calendar quarter for serving on our board of directors.

Mack V. Traynor III, our chairman of the board through August 19, 2005, received an annual director’s fee of $60,000, payable quarterly, and was granted 200,000 options, which were to vest over a period of ten years, subject to acceleration if the price of our common stock exceeded certain levels during the vesting period.

On January 2, 2005, Malcolm M. Aslin, Jules L. DeVigne, and James F. Seifert were each granted 20,000 options, and Ronald Bach and Lewis Jaffe were each granted 30,000 options, all of which had an exercise price of $1.32. These options expire January 2015 and were to vest on January 1, 2006, but vested earlier due to the change of control that occurred in August 2005. All options and stock grants became fully vested on August 19, 2005 upon the transfer of control of the board of directors to Dolphin Direct Equity Partners, LP (“Dolphin”), which occurred in accordance with the Securities Purchase Agreement (the “Dolphin Purchase Agreement”) dated June 30, 2005, between Dolphin and the Company. Pursuant to the Dolphin Purchase Agreement, the Company agreed to sell, and Dolphin agreed to purchase, up to 160,000 shares of the Company’s newly-created Series AA Convertible Preferred Stock under certain terms and conditions (the “Dolphin Transaction”). Messrs. Bach, Jaffe, and Seifert resigned from the board of directors in August 2005, and Mr. DeVigne died in November 2005.

We have executed an executive employment agreement with Gerald D. Van Eeckhout, a former director and our former chief executive officer. The terms of this agreement are described below under “Employee Agreements.”

Employment Agreements

Agreement with Gene Warren

Gene Warren entered into an employment agreement with the Company in August 2005. The agreement provides for employment for one year at a salary of $189,000, with a performance bonus payable each year in an amount to be determined by the board of directors in its sole discretion. The target bonus amount is 50% of Mr. Warren’s base salary. The full amount of Mr. Warren’s salary and bonus is payable in the event his employment is terminated without cause prior to the expiration of the term of the employment agreement. The agreement also provides that the Company will grant Mr. Warren 600,000 options to purchase shares of the Company’s common stock at an exercise price of $1.00 per share. Such options are to be granted subject to obtaining any necessary shareholder approval of the grants. The options are to be fully vested as of August 1, 2005, but are subject to forfeiture in an amount equal to 100% of such options if Mr. Warren resigns or is terminated for cause on or before July 31, 2006, with the number of options subject to forfeiture decreasing by 20% each year, such that if Mr. Warren resigns or is terminated for cause after July 1, 2009 but on or before July 31, 2010, 120,000 of such options will be forfeited. The options expire on July 31, 2010. The agreement prohibits Mr. Warren from providing services to a competitor for one year following the termination of his employment, or from hiring the Company’s employees or contracting with the Company’s customers or potential customers for two years following the termination of his employment. The agreement also entitled Mr. Warren to the following payments: $200,000 at the time of the initial closing of the Dolphin Purchase Agreement; $72,000 upon the earlier of the second closing under the Dolphin Purchase Agreement and December 31, 2005; and $100,000 on December 31, 2005. Mr. Warren’s August 2005 agreement superseded his previous employment agreement entered into in May 2003.

Agreements with Mark K. Kelly, Kenneth J. Knopp, and Paul E. Pearson

Also in connection with the initial closing of the Dolphin Purchase Agreement, the Company entered into employment agreements with Mark K. Kelly, Vice President Technology and Chief Technology Officer; Kenneth J. Knopp, Vice President Global Operations; and Paul E. Pearson, Vice President Sales & Business Development who left the Company in February 2006. Each of these agreements has a term of six months, provides for salary at a rate of $135,000 per year with performance-based bonuses targeted at 50% of base salary but subject to the sole discretion of the board of directors, grants 150,000 options to purchase shares of the Company’s common stock at $1.00 per share with vesting and forfeiture provisions similar to those described for Mr. Warren, provides for a two year covenant not to hire the Company’s employees or contract with the Company’s customers or potential customers, and provides for a six month non-compete period. These agreements supersede severance agreements to which each of these executives was previously a party.

Key employee insurance

We maintain a key-employee life insurance policy on the lives of all of our senior executives in amounts ranging from $500,000 to $3 million; the major portion of proceeds are payable to us, with the remainder payable to the executive’s estate. The intended purpose of these policies is to assist us in replacing these executives and in making other adjustments in operations if they die. Our United Kingdom subsidiary held an additional life insurance policy on the life of David L. Holden in the event of his death in the amount of £1,090,000, payable to the subsidiary. Upon Mr. Holden’s resignation in October 2005, our obligation to purchase this insurance terminated. The Company also holds a split dollar policy for $600,000 payable in the event of Mr. Warren’s death.

Agreement with Gerald D. Van Eeckhout

We executed an executive employment agreement with Gerald D. Van Eeckhout, effective as of December 10, 2003, providing for our continued employment of Mr. Van Eeckhout through December 31, 2006. This Agreement superseded our prior employment agreement with Mr. Van Eeckhout. The agreement entitled Mr. Van Eeckhout to salary of $160,000 in 2004 and $80,000 in each of 2005 and 2006, with two potential bonuses of $80,000 per year, payable in 2005, 2006, or 2007, conditional on achievement of certain operating pre-tax earnings targets. Mr. Van Eeckhout is entitled to automatic bonuses in the amount he owes to us on the loan we have outstanding to him, as described under “Transactions with Related Parties.” The agreement provides for grants to Mr. Van Eeckhout of 100,000 shares of restricted common stock. The agreement was amended to provide equivalent compensation in the form of 80,000 shares under the Performance Incentive Plan and 20,000 options under the Stock Option Plan of 2000. The agreement provides for insurance and other benefits at substantially the same levels as were in effect immediately prior to execution of the agreement, and provides that such benefits will continue through 2006 regardless of any earlier termination of the agreement. The terms of the agreement extend Mr. Van Eeckhout’s covenants to protect and hold confidential our trade secrets and not to compete with us through December 31, 2006.

Compensation Committee Interlocks and Insider Participation

From January 1, 2005 to August 19, 2005, the compensation committee consisted of James F. Seifert, Mack V. Traynor III, Gerald D. Van Eeckhout, Jules L. DeVigne, and Lewis Jaffe. Except for Mr. DeVigne, each of these directors resigned from the board of directors in accordance with the Dolphin Transaction. Since August 19, 2005, Carlos Salas, Naomi Perry, and Clarke Bailey have served as the members of our compensation committee. None of the members of the compensation committee during the fiscal year 2005 are or were executive officers of the Company, at any time, except for Mr. Van Eeckhout, who is our former Chief Executive Officer.

On May 12, 2003 we entered into an agreement with certain investors to issue $7.308 million in senior secured subordinated notes, and warrants to purchase our common stock. A personal trust controlled by James F. Seifert contributed $1 million to the financing, of which $500,000 (plus accrued and unpaid interest thereon) was originally provided to us in connection with a previous loan on January 6, 2003. The trust purchased $1.04 million principal amount of the notes and 333,333 warrants, and the bridge note we issued to Mr. Seifert on January 6, 2003 was cancelled. The note was paid in full on October 31, 2005.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth information known to us concerning beneficial ownership of our common stock as of April 19, 2006 by:

•	each of the named executive officers;

•	each of our current directors;

•	all of our current directors and executive officers as a group; and

•	each person known to us to be the beneficial owner of more than 5% of the outstanding shares of our common stock.

Under the rules of the Securities and Exchange Commission, beneficial ownership includes voting or investment power with respect to securities and includes the shares issuable under stock options or warrants that are currently exercisable or will be exercisable within 60 days. Shares issuable upon exercise of stock options or warrants are deemed outstanding for computing the percentage of the person holding the options but are not outstanding for computing the percentage of any other person. Unless otherwise noted below, shares are under the sole voting and investment power of the indicated person.

	Amount and Nature of Beneficial Ownership
Name of Beneficial Owner	Relationship with ACT	Number of Common Shares Currently Owned	Shares Acquirable Within 60 Days	Percent of Class
Gene Warren (1)	President, Chief Executive Officer, Chief Financial and Accounting Officer & Director	154,767	421,570	3.3%
Mark K. Kelly(1)	Vice President -Technology & Chief Technology Officer	3,332	93,891	*
Kenneth J. Knopp (1)	Vice President -Operations	1,196	73,583	*
Peter E. Salas(1) (2)	Chairman & Director	0	0	*
Carlos P. Salas(1)	Director	0	0	*
Malcolm M. Aslin(1) (3)	Director	20,000	65,743	*
Clarke H. Bailey(1)	Director	0	0	*
Naomi Perry(1) (4)	Director	1,000	31,529	*
Michael Shepherd(1)	Director	0	0	*
Total shares held by executive officers and directors of company		180,295	686,316	5.0%
Gerald D. Van Eeckhout(5)	Shareholder	714,591	161,182	5.3%
Dolphin Direct Equity Partners, LP(6)	Shareholder	250	14,361,114	46.1%
Dolphin Offshore Partners, LP(7)	Shareholder	250	2,592,847	13.4%

*	Less than 1%.
(1)	1526 Cole Boulevard, Suite 300, Golden, Colorado 80401.
(2)	A pecuniary interest in 121,378 shares of Series AA Convertible Preferred Stock and 250 shares of common stock is held in the name of Dolphin Direct Equity Partners, LP. Dolphin Advisors, LLC is the sole managing general partner of Dolphin Direct Equity Partners, LP. Dolphin Management, Inc. is the sole managing member of Dolphin Advisors, LLC. Dolphin Offshore Partners LP is a subsidiary of Dolphin Advisors LLC and owns 25,000 shares of Series AA Convertible Preferred Stock and 250 shares of common stock. A pecuniary interest by Peter E. Salas in these holdings is due to his control of Dolphin Management, Inc.
(3)	Mr. Aslin owns 200 shares of Series AA Convertible Preferred Stock which is convertible into 20,743 shares of our common stock. Mr. Aslin also owns 45,000 shares subject to options exercisable within 60 days.
(4)	Ms. Perry owns 304 shares of Series AA Convertible Preferred Stock which is convertible into 31,529 shares of our common stock.
(5)	Of the total number of options, 118,696 are in the name of Gerald D. Van Eeckhout and 42,486 are in the name of Carolyn Van Eeckhout, of which Mr. Van Eeckhout disclaims beneficial ownership.
(6)	c/o Dolphin Asset Management Corp. 129 East 17th Street, New York, New York 10003. 121,378 shares of Series AA Convertible Preferred Stock and 250 shares of common stock are held in the name of Dolphin Direct Equity Partners, LP. Dolphin Advisors, LLC is the sole managing general partner of Dolphin Direct Equity Partners, LP. Dolphin Management, Inc. is the sole managing member of Dolphin Advisors, LLC. A pecuniary interest by Peter E. Salas in this Series AA Convertible Preferred Stock is due to his control of Dolphin Management, Inc. The 121,378 shares of Series AA Convertible Preferred Stock is convertible into 14,361,114 shares of our common stock.
(7)	129 East 17th Street, New York, New York 10003. Dolphin Offshore Partners, LP owns 25,000 shares of Series AA Convertible Preferred Stock and 250 shares of common stock. The 25,000 shares of Series AA Convertible Preferred Stock is convertible into 2,592,847 shares of our common stock. Dolphin Offshore Partners, LP is a subsidiary of Dolphin Advisors LLC.

Securities Authorized for Issuance under Equity Compensation Plans

We reward our employees with equity compensation in the form of stock options, stock grants, and participation in our Employee Stock Purchase Plan. The following table summarizes our equity compensation plans as of December 31, 2005.

	Number of Shares Underlying Outstanding Options/ Grants		Weighted Average Exercise/Grant Price		Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans
Plans approved by shareholders	2,011,583	(1)	$2.65	(1)	825,601	(2)

(1)	Reflects options granted under our Stock Option Plan of 1991, our Stock Option Plan of 1996, as amended, our Stock Option Plan of 2000, as amended, and our 2004 Equity Incentive Plan.
(2)	Reflects options remaining available for grant under our 2004 Equity Incentive Plan and our Employee Stock Purchase Plan of 1998, as amended.

Item 13. Certain Relationships and Related Transactions.

Transactions with related parties

Loan to Gerald D. Van Eeckhout

In July 2001 and subsequently in July 2002, the board of directors authorized a loan with recourse to Gerald D. Van Eeckhout, our founder, former Chairman of the board of directors, and former Chief Executive Officer in the amount of $466,757. The purpose of this loan was to assist Mr. Van Eeckhout in exercising stock options. The loan is secured by a general pledge of Mr. Van Eeckhout’s personal assets, bears interest at 6% per year, and matures November 1, 2006. The entire principal balance of the loan remains outstanding. Under the executive employment agreement we entered into with Mr. Van Eeckhout on December 10, 2003, we agreed to pay him a bonus in each of December 2004 and December 2005 and on October 31, 2006 in the amount of the interest payments due on these dates. In the second quarter of 2005, on the recommendation of our Audit Committee, we wrote down $306,000 of this receivable to reflect the decline in value of the stock which was purchased through the exercise of options and which provided the primary collateral for the loan.

Senior Secured Subordinated Notes

On May 12, 2003 we entered into an agreement with certain investors to issue $7.308 million in senior secured subordinated notes, and warrants to purchase our common stock. A personal trust controlled by former director James F. Seifert contributed $1 million to the financing, of which $500,000 (plus accrued and unpaid interest thereon) was originally provided to us in connection with the loan on January 6, 2003. The trust purchased $1.04 million principal amount of the notes and 333,333 warrants, and the bridge note we originally issued to Mr. Seifert was cancelled. In addition, an affiliate of KCEP Ventures II, LP, a former beneficial owner of greater than 5% of our common stock, contributed $2.75 million to the financing in return for $2.9 million principal amount of the notes and 916,667 warrants.

The senior secured subordinated notes were to mature April 30, 2006, bearing interest at 12% per year, and are secured by our assets. These notes were repaid on October 31, 2005 with proceeds from the Dolphin Transaction. The warrants expire May 12, 2010 and were immediately exercisable at $2.50 per share.

Dolphin Transaction

On August 19, 2005, we closed on the first tranche of a $16 million investment by Dolphin in our Series AA Convertible Preferred Stock (the “Series AA”), pursuant to the Dolphin Purchase Agreement (see “Compensation of our Directors”). Proceeds of $8,000,000 from the Dolphin Transaction were applied to reduction of the balance due our secured subordinated lenders and transaction expenses.

Pending completion of a registered rights offering of $8,000,00 of the Series AA, Dolphin provided an advance of $7,000,000 on October 31, 2005 which enabled us to pay the balance due our secured subordinated lenders. The rights offering closed in February 2006 at which time we received the balance of approximately $1,000,000 in proceeds which was utilized for working capital.

Terms of the Dolphin Transaction included the resignation of five of the seven members of our board of directors. Directors Malcolm Aslin and Jules L. DeVigne remained on the board of directors and were joined by Dolphin nominees

Peter E. Salas, Carlos P. Salas, Clarke Bailey, Naomi Perry, and Michael Shepard. Peter E. Salas and Carlos P. Salas are principals of Dolphin. Terms of the Dolphin Purchase Agreement also included a quarterly management fee of $300,000 payable to Dolphin and dividends on the Series AA of 9.55% in the form of quarterly increases in the stated value of the Series AA. As of March 31, 2006, Dolphin and its affiliates owned a majority of the Series AA which is convertible into 18.3 million shares of common stock of the Company, or 48.2 percent of the beneficial ownership of our common stock.

Item 14. Principal Accountant Fees and Services.

Hein & Associates LLP audited our financial statements for the fiscal years ending December 31, 2005 and December 31, 2004.

Audit Fees. Hein & Associates LLP billed us $342,000 for audit services related to the fiscal year ended December 31, 2005, and $300,000 for audit services related to the fiscal year ended December 31, 2004.

Audit-Related Fees. Hein & Associates LLP billed us $18,400 for audit-related services for the fiscal year ended December 31, 2005, and $2,200 for audit-related services for the fiscal year ended December 31, 2004.

Tax Fees. Hein & Associates LLP did not provide us, or bill us for, any professional services rendered for tax compliance, tax advice, or tax planning in the last two fiscal years.

All Other Fees. Hein & Associates LLP did not provide us, or bill us for, any products or services in the last two fiscal years, other than the services performed in connection with the fees reported under the captions “Audit Fees” and “Audit-Related Fees” above.

Our Audit Committee approves in advance any and all audit services, including audit engagement fees and terms, and non-audit services provided to us by our independent auditors (subject to the de minimus exception for non-audit services contained in Section 10A(i)(1)(B) of the Securities Exchange Act of 1934, as amended), all as required by applicable law or listing standards. The independent auditors and our management are required to periodically report to the Audit Committee the extent of services provided by the independent auditors and the fees associated with these services.

The Audit Committee has considered the effect that the provision of the services described under “Audit-Related Fees,” “Tax Fees,” and “All Other Fees” may have on the independence of Hein & Associates LLP and has determined that the provision of those services is compatible with maintaining the independence of Hein & Associates LLP as our independent auditors. Accordingly, the Audit Committee did not take formal action to approve any of the specific services giving rise to the payment of such fees.

Item 15. Exhibits and Financial Statement Schedules.

(a)(3) Exhibits

The following exhibits are filed or incorporated by reference as part of this report:

Exhibit Number	Description
3.1	Restated Articles of Incorporation of ACT Teleconferencing, Inc., dated April 15, 1996, as amended October 18, 1999, and November 26, 2001 (Incorporated by reference, attached as Exhibit 3.1 to our Registration Statement on Form S-1, filed with the Securities and Exchange Commission on December 3, 2001, File No. 333-74438).

3.1.1	Certificate of Designations, Preferences and Rights of Series B Junior Participating Preferred Shares, filed with the Colorado Secretary of State on December 2, 1999 (Incorporated by reference, attached as Exhibit A to Exhibit 1 to our Registration Statement on Form 8A, filed with the Securities and Exchange Commission on December 7, 1999, File No. 000-27560).

3.1.2	Articles of Amendment to Certificate of Designations, Preferences and Rights of Series B Junior Participating Preferred Shares, filed with the Colorado Secretary of State on February 6, 2004 (Incorporated by reference, attached as Exhibit 3.1.3 to our report on Form 10-K filed with the Securities and Exchange Commission on April 14, 2004, File No. 000-27560).

3.1.3	Articles of Amendment to Articles of Incorporation, filed with the Colorado Secretary of State on August 23, 2004. (Incorporated by reference, attached as Exhibit 3.1.3 to our report on Form 10-K filed with the Securities and Exchange Commission on April 17, 2006, File No. 000-27560).

Exhibit Number	Description
3.1.4	Certificate of Designations, Preferences and Rights of Series AA Preferred Stock, including Statement of Correction, filed with the Colorado Secretary of State on August 16, 2005 (Incorporated by reference, attached as Exhibit 4.1 to our report on Form 8-K filed with the Securities and Exchange Commission on August 24, 2005, File No. 000-27560).

3.1.5	Amendment to Articles of Incorporation filed with the Colorado Secretary of State on September 6, 2005 (Incorporated by reference, attached as Exhibit 3.1.5 to our report on Form 10-Q filed with the Securities and Exchange Commission on November 21, 2005, File No. 000-27560).

3.1.6	Statement of Correction to Articles of Incorporation, filed with the Colorado Secretary of State on January 12, 2006. (Incorporated by reference, attached as Exhibit 3.1.6 to our report on Form 10-K filed with the Securities and Exchange Commission on April 17, 2006, File No. 000-27560).

3.2	Bylaws of ACT, amended and restated as of May 22, 2001 (Incorporated by reference, attached as Exhibit 3.2 to our Form 10-Q for the quarter ended June 30, 2001, filed with the Securities and Exchange Commission on August 21, 2001, File No. 0-27560).

4.1	Form of specimen certificate for common stock of ACT (Incorporated by reference, attached as Exhibit 4.1 to our Registration Statement on Form SB-2, filed with the Securities and Exchange Commission on October 10, 1995, and amendments to our Form SB-2, File No. 33-97908-D).

4.2	Rights Agreement between ACT Teleconferencing, Inc. and American Securities Transfer & Trust, Inc. dated as of November 18, 1999 (Incorporated by reference, attached as Exhibit 1 to our Registration Statement on Form 8A, filed with the Securities and Exchange Commission on December 7, 1999, File No. 000-27560).

4.3	First Amendment to Rights Agreement between ACT Teleconferencing, Inc. and Computershare Trust Company, Inc., as successor to American Securities Transfer & Trust, Inc., dated as of June 30, 2005 (Incorporated by reference, attached as Exhibit 10.3 to our report on Form 8-K, filed with the Securities and Exchange Commission on July 8, 2005, File No. 000-27560).

10.1 **	Stock Option Plan of 1991, as amended, authorizing 400,000 shares of common stock for issuance under the plan (Incorporated by reference, attached as an Exhibit 10.1 to our Registration Statement on Form SB-2, filed with the Securities and Exchange Commission on October 10, 1995, and amendments to our Form SB-2, File No. 33-97908-D).

10.2 **	Form of Stock Option Agreement (Incorporated by reference, attached as Exhibit 10.2 to our Registration Statement on Form SB-2, filed with the Securities and Exchange Commission on October 10, 1995, and amendments to our Form SB-2, File No. 33-97908-D).

10.3 **	Stock Option Plan of 1996, as amended (Incorporated by reference, attached as Exhibit 4.6 to our Registration Statement on Form S-8, filed with the Securities and Exchange Commission on July 2, 1998, File 333-58403).

Exhibit Number	Description
10.4 **	Employee Stock Purchase Plan of 1998, as amended and restated effective June 29, 2004 (Incorporated by reference, attached as Appendix C to our definitive proxy statement on Schedule 14A, filed with the Securities and Exchange Commission on April 29, 2004, File No. 000-27560).

10.5 **	Stock Option Plan of 2000, as amended (Incorporated by reference, attached as Exhibit 10.28 to our Registration Statement on Form S-1, filed with the Securities and Exchange Commission on December 3, 2001, File No. 333-74438).

10.6 **	ACT Teleconferencing, Inc. 2004 Equity Incentive Plan (Incorporated by reference, attached as Appendix B to our definitive proxy statement on Schedule 14A, filed with the Securities and Exchange Commission on April 29, 2004, File No. 000-27560).

10.7	Agreement for Videoconferencing Equipment and Services among ACT Videoconferencing, Inc. and the GTE Telephone Operating Companies named therein, dated October 1, 1998 (Incorporated by reference, attached as Exhibit 10.27 to our Form 10-QSB for the quarter ending September 30, 1998, filed with the Securities and Exchange Commission on November 16, 1998, File No. 000-27560).

10.8	Service order attachment signed March 15, 2001, between ACT Teleconferencing Services, Inc. and AT&T Corporation for the supply of domestic voice/data services (Incorporated by reference, attached as Exhibit 10.29 to our Registration Statement on Form S-1, filed with the Securities and Exchange Commission on December 3, 2001, File No. 333-74438).

10.9	Videoconference Services Agreement between ACT Videoconferencing and Bristol Meyers Squibb Company (Incorporated by reference, attached as Exhibit 10.42 to our report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2002, File No. 000-27560).

10.10	Note Agreement for Senior Secured Subordinated Notes among ACT Teleconferencing, Inc. and certain of its subsidiaries, and the investors named therein, dated May 12, 2003 (Incorporated by reference, attached as Exhibit 4.1 to our report on Form 8-K filed with the Securities and Exchange Commission on June 9, 2003, File No. 000-27560).

10.10.1	Seventh Amendment Agreement among ACT Teleconferencing, Inc. and certain of its subsidiaries and NewWest Mezzanine Fund, LP, KCEP Ventures II, L.P., Convergent Capital Partners, I, L.P., and James F. Seifert Management Trust, effective as of May 14, 2004, relating to Note Agreement dated as of May 12, 2003. (Incorporated by reference, attached as Exhibit 10.10.1 to our report on Form 10-K filed with the Securities and Exchange Commission on April 17, 2006, File No. 000-27560).

10.10.2	Eighth Waiver, Amendment and Forbearance Agreement among ACT Teleconferencing, Inc. and certain of its subsidiaries and NewWest Mezzanine Fund, LP, KCEP Ventures II, L.P., Convergent Capital Partners, I, L.P., James F. Seifert Management Trust, effective as of August 16, 2004, relating to Note Agreement dated as of May 12, 2003. (Incorporated by reference, attached as Exhibit 10.10.2 to our report on Form 10-K filed with the Securities and Exchange Commission on April 17, 2006, File No. 000-27560).

10.10.3	Ninth Waiver, Amendment and Forbearance Agreement among ACT Teleconferencing, Inc. and certain of its subsidiaries and NewWest Mezzanine Fund, LP, KCEP Ventures II, L.P., Convergent Capital Partners, I, L.P., and James F. Seifert Management Trust, effective as of November 12, 2004, relating to Note Agreement dated as of May 12, 2003 (Incorporated by reference, attached as Exhibit 10.2 to our report on Form 8-K filed with the Securities and Exchange Commission on November 19, 2004, File No. 000-27560).

10.10.4	Tenth Waiver, Amendment and Forbearance Agreement among ACT Teleconferencing, Inc. and certain of its subsidiaries and NewWest Mezzanine Fund, LP, KCEP Ventures II, L.P., Convergent Capital Partners, I, L.P., and James F. Seifert Management Trust, effective as of December 31, 2004, relating to Note Agreement dated as of May 12, 2003 (Incorporated by reference, attached as Exhibit 99.1 to our report on Form 8-K filed with the Securities and Exchange Commission on January 6, 2005, File No. 000-27560).

10.10.5	Eleventh Waiver, Amendment and Forbearance Agreement among ACT Teleconferencing, Inc. and certain of its subsidiaries and NewWest Mezzanine Fund, LP, KCEP Ventures II, L.P., Convergent Capital Partners, I, L.P., and James F. Seifert Management Trust, effective as of January 31, 2005, relating to Note Agreement dated as of May 12, 2003 (Incorporated by reference, attached as Exhibit 99.2 to our report on Form 8-K filed with the Securities and Exchange Commission on February 3, 2005, File No. 000-27560).

Exhibit Number	Description
10.10.6	Twelfth Waiver, Amendment and Forbearance Agreement among ACT Teleconferencing, Inc. and certain of its subsidiaries and NewWest Mezzanine Fund, LP, KCEP Ventures II, L.P., Convergent Capital Partners, I, L.P., and James F. Seifert Management Trust effective as of March 4, 2005, relating to Note Agreement dated as of May 12, 2003 (Incorporated by reference, attached as Exhibit 99.1 to our report on Form 8-K filed with the Securities and Exchange Commission on March 23, 2005, File No. 000-27560).

10.10.7	Thirteenth Waiver, Amendment and Forbearance Agreement among ACT Teleconferencing, Inc. and certain of its subsidiaries and NewWest Mezzanine Fund, LP, KCEP Ventures II, L.P., Convergent Capital Partners, I, L.P., and James F. Seifert Management Trust, dated as of June 22, 2005, relating to Note Agreement dated as of May 12, 2003 (Incorporated by reference, attached as Exhibit 10.2 to our report on Form 8-K filed with the Securities and Exchange Commission on July 8, 2005, File No. 000-27560).

10.11	Form of Warrant Agreement by and between ACT Teleconferencing, Inc. and CapEx, L.P. dated October 15, 2003 (Incorporated by reference, attached as Exhibit 4.1 to our Registration Statement on Form S-3 filed with the Securities and Exchange Commission on December 31, 2003, File No. 333-111657).

10.12	Form of Stock Purchase Agreement of January 8, 2004 with Barron Partners, L.P. (Incorporated by reference, attached as Exhibit 4.2 to our Registration Statement on Form S-3 filed with the Securities and Exchange Commission on February 13, 2004, File No. 333-112822).

10.13	Form of Registration Rights Agreement of January 8, 2004 with Barron Partners, L.P. (Incorporated by reference, attached as Exhibit 4.2 to our Registration Statement on Form S-3 filed with the Securities and Exchange Commission on February 13, 2004, File No. 333-112822).

10.14	Stock Purchase Warrant dated February 18, 2004 with Fuller and Thaler Behavioral Finance Fund, Ltd. (Incorporated by reference, attached as Exhibit 4.8 to amendment no. 1 to our Registration Statement on Form S-3/A filed with the Securities and Exchange Commission on March 15, 2004, File No. 333-112822).

10.15	Stock Purchase Warrant dated February 18, 2004 with Fuller and Thaler Behavioral Finance Fund, Ltd. (Incorporated by reference, attached as Exhibit 4.9 to amendment no. 1 to our Registration Statement on Form S-3/A filed with the Securities and Exchange Commission on March 15, 2004, File No. 333-112822).

10.16	Stock and Warrant Purchase Agreement among ACT Teleconferencing, Inc., Casimir Capital, and investors as of September 2004 (Incorporated by reference, attached as Exhibit 99.1 to our report on Form 8-K filed with the Securities and Exchange Commission on August 31, 2004, File No. 000-27560).

10.17	Terms and Conditions for Purchase of Shares and Warrants between ACT Teleconferencing, Inc. as of September 2004 (Incorporated by reference, attached as Exhibit 99.2 to our report on Form 8-K filed with the Securities and Exchange Commission on August 31, 2004, File No. 000-27560).

10.18	Form of Stock Purchase Warrant between ACT Teleconferencing and Investors as of September 2004 (Incorporated by reference, attached as Exhibit 99.3 to our report on Form 8-K filed with the Securities and Exchange Commission on August 31, 2004, File No. 000-27560).

10.19	Form of Callable Warrant between ACT Teleconferencing, Inc. and Investors, issued September 3, 2004 (Incorporated by reference, attached as Exhibit 10.1 to our Registration Statement on Form S-3 filed with the Securities and Exchange Commission on February 11, 2005, File No. 333-122739).

10.20	Loan and Security Agreement with Silicon Valley Bank of November 19, 2004 (Incorporated by reference, attached as Exhibit 10.1 to our report on Form 8-K filed with the Securities and Exchange Commission on November 19, 2004, File No. 000-27560).

10.20.1	Forbearance and Amendment to Loan and Security Agreement between ACT Teleconferencing, Inc. and Silicon Valley Bank, dated May 31, 2005. (Incorporated by reference, attached as Exhibit 10.20.1 to our report on Form 10-K filed with the Securities and Exchange Commission on April 17, 2006, File No. 000-27560).

10.20.2	Second Forbearance, Consent and Amendment to Loan and Security Agreement among ACT Teleconferencing, Inc. and certain of its subsidiaries and Silicon Valley Bank dated July 22, 2005. (Incorporated by reference, attached as Exhibit 10.20.2 to our report on Form 10-K filed with the Securities and Exchange Commission on April 17, 2006, File No. 000-27560).

10.20.3	Third Forbearance to Loan and Security Agreement among ACT Teleconferencing, Inc. and certain of its subsidiaries and Silicon Valley Bank dated August 31, 2005. (Incorporated by reference, attached as Exhibit 10.10.3 to our report on Form 10-K filed with the Securities and Exchange Commission on April 17, 2006, File No. 000-27560)

Exhibit Number	Description
10.20.4	Consent Under Loan and Security Agreement among ACT Teleconferencing, Inc., Dolphin Direct Equity Partners, LP, and Silicon Valley Bank dated October 31, 2005. (Incorporated by reference, attached as Exhibit 10.20.4 to our report on Form 10-K filed with the Securities and Exchange Commission on April 17, 2006, File No. 000-27560).

10.20.5	Fourth Forbearance and Amendment to Loan and Security Agreement among ACT Teleconferencing, Inc. and certain of its subsidiaries and Silicon Valley Bank dated October 31, 2005 (Incorporated by reference, attached as Exhibit 10.7 to our report on Form 8-K filed with the Securities and Exchange Commission on November 3, 2005, File No. 000-27560).

10.20.6	Fifth Forbearance and Amendment to Loan and Security Agreement among ACT Teleconferencing, Inc. and certain of its subsidiaries and Silicon Valley Bank dated December 29, 2005 (Incorporated by reference, attached as Exhibit 10.1 to our report on Form 8-K filed with the Securities and Exchange Commission on January 20, 2006, File No. 000-27560).

10.21 **	Form of Executive Severance Agreement between ACT Teleconferencing and certain of its officers as of May 2005 (Incorporated by reference, attached as Exhibit 10.1 to our report on Form 10-Q filed with the Securities and Exchange Commission on May 16, 2005, File No. 000-27560).

10.22	Securities Purchase Agreement between ACT Teleconferencing, Inc. and Dolphin Direct Equity Partners, LP dated June 30, 2005 (Incorporated by reference, attached as Exhibit 10.1 to our report on Form 8-K filed with the Securities and Exchange Commission on July 8, 2005, File No. 000-27560).

10.23	Investor Rights Agreement between ACT Teleconferencing, Inc. and Dolphin Direct Equity Partners, LP dated June 30, 2005 (Incorporated by reference, attached as Exhibit 10.3 to our report on Form 8-K filed with the Securities and Exchange Commission on August 24, 2005, File No. 000-27560).

10.23.1	Amendment to Investor Rights Agreement between ACT Teleconferencing, Inc. and Dolphin Direct Equity Partners. LP dated April 13, 2006. (Incorporated by reference, attached as Exhibit 10.23.1 to our report on Form 10-K filed with the Securities and Exchange Commission on April 17, 2006, File No. 000-27560).

10.24 **	Management Services Agreement between ACT Teleconferencing, Inc. and Dolphin Advisors, LLC, dated June 30, 2005 (Incorporated by reference, attached as Exhibit 10.4 to our report on Form 8-K filed with the Securities and Exchange Commission on August 24, 2005, File No. 000-27560).

10.25 **	Employment Agreement between ACT Teleconferencing, Inc. and Gene Warren dated August 19, 2005 (Incorporated by reference, attached as Exhibit 10.1 to our report on Form 8-K filed with the Securities and Exchange Commission on August 24, 2005, File No. 000-27560).

10.26 **	Form of Employment Agreement between ACT Teleconferencing, Inc. and executive officers, dated August 19, 2005 (Incorporated by reference, attached as Exhibit 10.2 to our report on Form 8-K filed with the Securities and Exchange Commission on August 24, 2005, File No. 000-27560).

10.27	Loan Agreement between ACT Teleconferencing, Inc. and Dolphin Direct Equity Partners, LP dated October 31, 2005 (Incorporated by reference, attached as Exhibit 10.1 to our report on Form 8-K filed with the Securities and Exchange Commission on November 3, 2005, File No. 000-27560).

10.28	Pledge Agreement between ACT Teleconferencing, Inc. and Dolphin Direct Equity Partners, LP dated October 31, 2005 (Incorporated by reference, attached as Exhibit 10.2 to our report on Form 8-K filed with the Securities and Exchange Commission on November 3, 2005, File No. 000-27560).

10.29	Security Agreement between ACT Teleconferencing, Inc. and Dolphin Direct Equity Partners, LP dated October 31, 2005 (Incorporated by reference, attached as Exhibit 10.3 to our report on Form 8-K filed with the Securities and Exchange Commission on November 3, 2005, File No. 000-27560).

10.30	Term Promissory Note between ACT Teleconferencing, Inc. and Dolphin Direct Equity Partners, LP dated October 31, 2005 (Incorporated by reference, attached as Exhibit 10.4 to our report on Form 8-K filed with the Securities and Exchange Commission on November 3, 2005, File No. 000-27560).

10.31	Subordination Agreement among ACT Teleconferencing, Inc., Dolphin Direct Equity Partners, LP, and Silicon Valley Bank dated October 31, 2005 (Incorporated by reference, attached as Exhibit 10.5 to our report on Form 8-K filed with the Securities and Exchange Commission on November 3, 2005, File No. 000-27560).

Exhibit Number	Description
21	ACT Teleconferencing, Inc. subsidiaries (Incorporated by reference, attached as Exhibit 21 to our annual report on Form 10-K for the year ended December 31, 2002, filed with the Securities and Exchange Commission on April 15, 2003, File No. 000-27560).

23.1	Consent of Hein & Associates LLP (Incorporated by reference, attached as Exhibit 23.1 to our report on Form 10-K filed with the Securities and Exchange Commission on April 17, 2006, File No. 000-27560).

31.1	Rule 13a-14(a) certification of Chief Executive Officer.

31.2	Rule 13a-14(a) certification of Chief Financial Officer/principal financial officer.

32.1	Section 1350 certification of Chief Executive Officer.

32.2	Section 1350 certification of Chief Financial Officer/principal financial officer.

**	Management contract or compensatory arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this amendment to its annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

ACT TELECONFERENCING, INC.

Date: May 1, 2006	By:	/s/ Gene Warren
Gene Warren
Chief Executive Officer