Form 10-Q
period 2006-03-31
ACT TELECONFERENCING INC
filed 2006-05-15
CIK 918709

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2006

or

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

(303) 233-3500

(Registrant’s telephone number, including area code)

Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 5, 2006 16,796,648 shares of the issuer’s common stock were outstanding.

ACT TELECONFERENCING, INC.

FORM 10-Q

PART I – Financial Information

ACT Teleconferencing, Inc.

Consolidated Balance Sheets

In thousands (000s) except share data	March 31, 2006 (unaudited)	December 31, 2005*
Assets
Current assets:
Cash and cash equivalents	$2,094	$1,653
Accounts receivable (net of allowance for doubtful accounts of $467 and $435 in 2006 and 2005, respectively)	9,746	8,931
Prepaid expenses and other current assets	870	822

Total current assets	12,710	11,406
Equipment:
Telecommunications equipment	20,593	20,574
Software	7,440	7,329
Office equipment	10,733	10,550
Less: accumulated depreciation and impairment	(30,295)	(29,515)

Total equipment – net	8,471	8,938
Other assets:
Goodwill	1,045	1,045
Other intangible assets (net of accumulated amortization of $1,828 and $1,729 in 2006 and 2005, respectively)	9	103
Investments	100	100
Other long term assets	215	220

Total assets	$22,550	$21,812

Liabilities and shareholders’ deficit
Current liabilities:
Accounts payable	$4,143	$3,712
Accrued liabilities	5,067	5,394
Current debt due to a related party	—	7,000
Current portion of debt	3,450	3,245
Capital lease obligations due in one year	90	140
Income taxes payable	—	57

Total current liabilities	12,750	19,548
Long-term debt	470	470
Deferred income taxes	384	321
Convertible redeemable preferred stock and accrued preferred dividends; each share convertible into 100 shares of common stock; 169,000 shares authorized; 160,000 and 80,400 shares issued and outstanding in 2006 and 2005, respectively	17,012	7,824
Shareholders’ deficit:
Common stock, no par value; 50,000,000 shares authorized; 16,878,548 shares issued and 16,796,648 shares outstanding in 2006 and 2005	51,566	51,566
Treasury stock, at cost (81,900 shares)	(241)	(241)
Unearned compensation	78	—
Accumulated deficit	(63,883)	(62,141)
Accumulated other comprehensive income	4,414	4,465

Total shareholders’ deficit	(8,066)	(6,351)

Total liabilities and shareholders’ deficit	$22,550	$21,812

See accompanying notes to consolidated financial statements.

*	Amounts are derived from the audited financial statements for the year ended December 31, 2005

ACT Teleconferencing, Inc.

Statements of Operations

(Unaudited)

In thousands (000s) except share and per share amounts	For the three months ended March 31,
	2006	2005
Net revenues	$12,604	$13,031
Cost of services	8,074	8,352

Gross profit	4,530	4,679
Selling, general and administrative expense	4,793	4,975
Restructuring costs	—	831

Operating loss	(263)	(1,127)
Other expenses
Interest expense, net	(204)	(693)
Foreign currency gain (loss)	47	(69)

Loss before income taxes	(420)	(1,889)
Provision for income taxes	(69)	(130)

Net loss	(489)	(2,019)
Preferred stock dividends:
Preferred dividend	(1,173)	—
Accretion to preferred shares	(80)	—

Net loss available to common shareholders	$(1,742)	$(2,019)

Weighted average number of shares outstanding — basic and diluted	16,796,648	16,710,451

Loss per share — basic and diluted	$(0.10)	$(0.12)

See accompanying notes to consolidated financial statements.

ACT Teleconferencing, Inc.

Consolidated Statements of Shareholders’ Deficit

(Unaudited)

In thousands (000s) – except share data	Common stock		Treasury stock	Accumulated deficit	Accumulated other comprehensive income (loss)	Comprehensive loss	Total
	Shares	Amount
Balance at January 1, 2006	16,796,648	$51,566	$(241)	$(62,141)	$4,465		$(6,351)
Value of stock issued to employees and directors as compensation				78			78
Preferred stock dividend and accretion to redemption value of convertible preferred stock				(1,253)			(1,253)
Comprehensive loss
Net loss				(489)		$(489)	(489)
Other comprehensive gain, net of tax Foreign currency translation					(51)	(51)	(51)

Comprehensive loss						$(540)

Balance at March 31, 2006	16,796,648	$51,566	$(241)	$(63,805)	$4,414		$(8,066)

See accompanying notes to consolidated financial statements.

ACT Teleconferencing, Inc.

Consolidated Statements of Cash Flow

(Unaudited)

	For the three months ended March 31
In thousands (000s)	2006	2005
Operating activities
Net loss	$(489)	$(2,019)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation	733	1,097
Amortization	92	353
Deferred income taxes	63	48
Other, primarily compensation expense under FASB 123R	31	(6)

Cash flow (use) before changes in operating assets and liabilities:	430	(527)
Changes in operating assets and liabilities:
Accounts receivable	(784)	(719)
Prepaid expenses and other assets	(37)	(316)
Accounts payable	414	804
Deferred income	—	(75)
Accrued liabilities	(345)	959
Income taxes payable	(58)	58

Net cash provided by (used for) operating activities	(380)	184
Investing activities
Equipment purchases	(262)	(557)

Net cash used for investing activities	(262)	(557)
Financing activities
Net proceeds from the issuance of debt and warrants associated with debt	—	624
Repayments of debt and capital leases	(2,777)	(1,448)
Net proceeds from the issuance of preferred stock	3,862	—

Net cash provided by (used for) financing activities	1,085	(824)
Effect of exchange rate changes on cash	(2)	50

Net increase (decrease) in cash and cash equivalents	441	(1,147)
Cash and cash equivalents beginning of period	1,653	2,740

Cash and cash equivalents end of period	$2,094	$1,593

Supplemental information:
Cash paid for
Interest	207	439
Non cash transactions:
Issuance of preferred stock	4,073	—
Repayment of debt	(4,073)	—

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

Basis of Presentation and Significant Accounting Policies

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three-month period ending March 31, 2006, are not necessarily indicative of the results that may be expected for the year ended December 31, 2006. For further information, refer to the financial statements and footnotes included in our annual report on Form 10-K for the year ended December 31, 2005, and its amendments and subsequent filings.

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

Management is taking the following actions to improve the Company’s financial performance:

•	Expanding the Company’s sales effort by devoting additional resources and focusing on staff productivity.

•	Continuing growth under the AT&T audio outsourcing contract which runs through 2006.

•	Continuing the restructuring effort that began in late 2005 to move from a geographic to a functional management structure in order to drive revenue growth, obtain operating efficiencies and achieve cost reductions. This restructuring included the consolidation of operating centers in both Europe and North America.

•	Implementing a new reservation-less video conferencing solution.

•	Upgrading its service delivery platform.

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

In February 2006, we completed the rights offering for the remaining 79,600 shares of preferred stock related to the Dolphin transaction, at which point there was a second closing on the remainder of the $16.0 million transaction. Although certain common shareholders participated in the rights offering, the majority of the preferred shares available through the offering were purchased by Dolphin. Funds from the second closing were used to satisfy the $7.0 million bridge loan from Dolphin, including accrued interest.

ACT Teleconferencing, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Foreign Currency Conversion

The Company and its U.S. subsidiaries use the U.S. dollar as their functional currency and the Company’s international subsidiaries use their local currencies as their respective functional currencies. Financial statements of foreign subsidiaries are translated into U.S. dollars at current rates, except that revenues, costs and expenses are translated at average exchange rates effective during the year. The effect of translating the financial statements of the Company’s foreign subsidiaries into U.S. Dollars has been included in accumulated other comprehensive income in stockholders’ deficit as a foreign currency translation adjustment.

Intercompany transactions between the Company and its foreign subsidiaries are billed at the foreign currency exchange rate in effect at the beginning of each month. Payments on intercompany accounts are settled using spot rates in effect at the date of settlement. Gains and losses resulting from these foreign currency transactions are included in the consolidated statement of operations. The foreign exchange gains (losses) arising from such transactions were approximately $47,000 and $(69,000) for the quarters ended March 31, 2006 and March 31, 2005, respectively.

Internal Use Software

We capitalize costs of materials, consultants, and payroll and payroll-related costs which are incurred in developing internal-use computer software, beginning once the application development stage is attained and continuing until the post-implementation/operation stage is achieved. Costs incurred prior to and after the establishment of the application development stage are charged to general and administrative expenses. We capitalized internal use software costs of $107,000 and $119,000 for the three months ended March 31, 2006 and 2005, respectively.

Stock-Based Compensation

Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standard 123R “Share-Based Payment” (“SFAS 123R”) using the modified prospective transition method. In addition, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 “Share-Based Payment” (“SAB 107”) in March, 2005, which provides supplemental SFAS 123R application guidance based on the views of the SEC. Under the modified prospective transition method, compensation cost recognized in the quarterly period ended March 31, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted beginning January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Expected pre-vesting forfeitures were estimated based on actual historical pre-vesting forfeitures over the most recent periods ending March 31, 2006 for the expected option term. In accordance with the modified prospective transition method, results for prior periods have not been restated.

The adoption of SFAS 123R resulted in stock compensation expense for the quarterly period ended March 31, 2006 of $78,000 which was recorded as selling, general and administrative expenses. This expense reduced basic and diluted earnings per share by $0.005 for the quarter, compared to reported basic and diluted loss per share of $0.10. The Company did not recognize a tax benefit from the stock compensation expense because the Company considers it is more likely than not that the related deferred tax assets, which have been reduced by a full valuation allowance, will not be realized.

Due to the percentage of shares held by Dolphin, all remaining unvested options did accelerate and fully vest during the first quarter of 2006. Accordingly, all remaining compensation expense has been recognized this quarter rather than amortizing compensation expense over the remaining contractual period of the options.

The Black-Scholes option-pricing model was used to estimate the option fair values. The option-pricing model requires a number of assumptions, of which the most significant are, expected stock price volatility, the expected pre-vesting forfeiture rate and the expected option term (the amount of time from the grant date until the options are exercised or expire). Expected volatility was calculated based upon actual historical stock price movements over the most recent periods ending March 31, 2006 equal to the expected option term. The expected option term was calculated using the “simplified” method permitted by SAB 107.

ACT Teleconferencing, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

The Black-Scholes valuation model was developed for use in estimating the fair value of traded options and does not take into account vesting requirements or restrictions on transferability. In addition, the valuation model requires the input of highly subjective assumptions including the expected stock price volatility. Our employee stock options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate.

Prior to the adoption of SFAS 123(R), the Company presented any tax benefits of deductions resulting from the exercise of stock options within operating cash flows in the condensed consolidated statements of cash flow. SFAS 123(R) requires tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (“excess tax benefits”) to be classified and reported as both an operating cash outflow and a financing cash inflow upon adoption of SFAS 123(R). As a result of the Company’s net operating losses, the excess tax benefits that would otherwise be available to reduce income taxes payable have the effect of increasing the Company’s net operating loss carry forwards. Accordingly, because the Company is not able to realize these excess tax benefits, such benefits have not been recognized in the condensed statement of cash flow for the quarterly period ended March 31, 2006.

For purposes of the pro forma disclosures below, the Company applied the intrinsic value method of accounting for stock options issued prior to January 1, 2006 as prescribed by APB 23. Since all options granted during the quarterly period ended March 31, 2005 had an exercise price equal to the closing market price of the underlying common stock on the grant date, no compensation expense was recognized. If compensation expense had been recognized based on the estimated fair value of each option granted in accordance with the provisions of SFAS 123 as amended by Statement of Financial Accounting Standard 148, our net loss and net loss per share would have been reduced to the following pro-forma amounts:

In thousands (000s) except per share amounts	For the three months ended March 31, 2005
Net loss attributable to common shareholders, as reported	$(2,019)
Deduct total stock-based employee compensation expense determined under fair value based method for all awards:	(138)

Pro forma net loss attributable to common shareholders	$(2,157)

Loss per common share:
Reported	$(0.12)
Pro forma	$(0.13)

Pro forma compensation expense under SFAS 123, among other computational differences, does not consider potential pre-vesting forfeitures. Because of these differences, the pro forma stock compensation expense presented above for the period ended March 31, 2005 under SFAS 123 and the stock compensation expense recognized during the current quarterly period ended March 31, 2006 under SFAS 123R are not directly comparable. In accordance with the modified prospective transition method of SFAS 123R, the prior comparative quarterly results have not been restated.

The effects of applying SFAS 123R in calculating pro forma loss attributable to common stockholders and pro forma loss per share may not necessarily be indicative of the effects of applying SFAS 123R to future years’ earnings.

ACT Teleconferencing, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

The following table summarizes stock options outstanding and changes during the quarter ended March 31, 2006:

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2006	2,011,583	$2.65
Granted	—	—
Exercised	—	—
Canceled or forfeited	(100,991)	3.76

Options outstanding at March 31, 2006	1,910,592	$2.60	6.83	$—

Options exercisable at March 31, 2006	1,910,592	$2.60	6.83	$—

The following table summarizes our stock options outstanding at March 31, 2006:

Exercise Price Range	Shares	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price
$1.00-$1.50	804,608	7.77 years	$1.27
$1.60-$2.50	540,500	8.22 years	$2.40
$2.75-$3.03	208,700	4.77 years	$2.90
$4.00-$5.00	193,175	4.22 years	$4.73
$5.25-$6.50	86,300	3.26 years	$5.74
$7.00-$9.00	77,309	2.99 years	$8.16

Total	1,910,592

For stock options granted during the first quarters of 2006 and 2005, the estimated fair value of our stock options and underlying assumptions are as follows:

	For the three months ended March 31
	2006		2005
Weighted average fair value of options granted during the quarter	$	N/A	$1.32
Assumptions:
Risk free interest rate		N/A	3.0%
Expected dividend yield		N/A	0.0%
Volatility factor of the expected market price of our common stock		N/A	0.97
Weighted average expected life of options		N/A	1.0 year

No stock options were granted in the first quarter of 2006.

ACT Teleconferencing, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Convertible redeemable preferred stock

On June 30, 2005, we entered into an agreement with Dolphin Direct Equity Partners, LP (“Dolphin”) to sell up to 160,000 shares of the Company’s newly-created Series AA convertible preferred stock for an aggregate purchase price of $16.0 million. Our shareholders approved the transaction at a special shareholders’ meeting on August 15, 2005. This resulted in an initial closing on August 19, 2005 at which we issued 80,400 shares of preferred stock for $7.9 million in proceeds.

In February 2006, we completed the rights offering for the remaining 79,600 shares of preferred stock related to the Dolphin transaction, at which point there was a second closing on the remainder of the $16.0 million transaction, resulting in an additional $7.9 million in gross proceeds. The rights offering was a distribution to holders of our common stock, at no charge, of nontransferable preferred stock purchase rights at the rate of .0047 rights to purchase a share of our Series AA Preferred Stock for each share of common stock owned as of January 3, 2006, the record date. Although certain common shareholders participated in the rights offering, the majority of the preferred shares available through the offering were purchased by Dolphin.

Each share of preferred stock is convertible at the election of the holder into shares of our common stock by dividing the stated value of the preferred stock then outstanding by a conversion price. The initial stated value of each preferred share is $100 and the initial conversion price is $1.00. Therefore, the 80,400 shares of preferred stock sold at the initial closing will initially be convertible into 8,040,000 shares of our common stock and the 79,600 shares of preferred stock sold at the second closing will initially be convertible into 7,960,000 shares of our common stock. The conversion price will be adjusted to reflect subdivisions or combinations of the Company’s common stock such as stock splits, stock dividends, recapitalizations or reverse splits. The conversion price will also be adjusted in the event we issue shares of common stock or common stock equivalents for per-share consideration less than the conversion price then in effect, subject to certain exceptions. In the event of any merger, reorganization, sale of substantially all of our assets or similar transactions to which we are a party, each share of preferred stock then outstanding will become convertible only into the kind and amount of securities, cash and other property that is receivable upon the occurrence of such event by a holder of the number of shares of common stock that the shares of preferred stock were convertible into immediately prior to the event.

The stated value of each share of Series AA Preferred Stock, and the number of shares of common stock into which the Series AA Preferred Stock will be convertible, will increase following the date of issuance on a quarterly basis at a quarterly rate of 9.55% over the stated value then in effect, resulting in an annual rate of increase in the stated value per share of approximately 44%. In the event our common stock is listed in the future on the Nasdaq Capital Market or the American Stock Exchange, the quarterly rate of increase in effect prior to the listing will be decreased by .25%. In the event our common stock is re-listed on the Nasdaq National Market, the quarterly rate of increase will be decreased by .5%.

Holders of Series AA Preferred Stock will be entitled to receive dividends we pay on our common stock, if any, based on the number of shares of common stock into which such holder’s shares of Series AA Preferred Stock would be convertible at the time of such dividend. All dividends will be cumulative. Dividends will cease to accumulate in respect of shares of Series AA Preferred Stock on the date they are converted into shares of common stock.

In the event of a liquidation event, each preferred shareholder is entitled to receive cash in the amount of the stated value then in effect. A liquidation event is defined as the voluntary or involuntary liquidation, dissolution or winding up of the Company or a Change of Control. The liquidation value of the preferred shares as of March 31, 2006 was $18.3 million.

Either the Company or Series AA shareholders may redeem 100%, but not less than 100%, of the outstanding preferred stock at any time after August 19, 2010 at a price equal to the stated value. As a result of the Series AA shareholders’ future right of redemption, the preferred stock has not been included in the shareholders’ deficit section of the balance sheet.

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

ACT Teleconferencing, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

enter into any agreement allowing a person or entity to acquire 50% or more of the Company’s voting power, pay dividends, obtain new debt financing in the aggregate by more than $100k, or change the permitted number of directors allowed on the Board.

2. Restructuring Charges

During the first quarter of 2005, we recognized $831,000 of operating costs related to restructuring of operating centers in Europe and North America. This consisted of $482,000 for severance and other labor related costs, $255,000 for lease abandonment costs, and $94,000 for other costs.

3. Litigation

We are engaged in legal proceedings such as debt collection and employee dispute and arbitration. These are in the normal course of business and no current proceedings are deemed material to the business.

4. Earnings (Loss) Per Share

The conversion of outstanding options, warrants and convertible preferred shares has no impact on the calculation of earnings (loss) per share because they are anti-dilutive. On March 31, 2006, total outstanding common stock warrants and vested stock options were 4,252,867 and 1,910,592, respectively, and total outstanding convertible preferred shares and preferred stock warrants were 160,000 and 9,000, respectively. Each preferred share is convertible into common shares at the rate of $1.00 per common share, based on the stated value of the preferred shares.

5. Business Segment Analysis

Our decisions on resource allocation and performance assessment are primarily based on the market potential of each regional operating location. Each of the locations offers the same products and services, has similar customers and equipment, and is managed directly by our executives.

The following summary provides financial data for our operating segments for the three months ended March 31, 2006 and March 31, 2005:

	For the three months ended March 31, 2006
Product Segment	Audio	Video	Subtotal	Corporate	Total
(in 000s)
Net revenues	$10,413	$2,191	$12,604	$—	$12,604
Restructuring charges	—	—	—	—	—
Gain (loss) before tax	(9)	(441)	(450)	30	(420)
Depreciation and amortization	557	136	693	154	847
Total assets	17,774	3,637	21,411	1,139	22,550

	For the three months ended March 31, 2005
Product Segment	Audio	Video	Subtotal	Corporate	Total
(in 000s)
Net revenues	$9,868	$3,163	$13,031	$—	$13,031
Restructuring charges	594	228	822	9	831
Loss before tax	(1,001)	(621)	(1,622)	(267)	(1,889)
Depreciation and amortization	873	161	1,034	162	1,196
Total assets	27,425	7,771	35,196	2,142	37,338

ACT Teleconferencing, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

The following summary provides financial data for significant geographic markets in which we operate:

	For the three months ended March 31, 2006
Geographic Area	North America	Europe	Asia Pacific	Total
(in 000s)
Net revenues	$8,200	$3,202	$1,202	$12,604
Long-lived assets	7,295	1,533	697	9,525

	For the three months ended March 31, 2005
Geographic Area	North America	Europe	Asia Pacific	Total
(in 000s)
Net revenues	$8,146	$3,695	$1,190	$13,031
Long-lived assets	14,716	7,042	2,717	24,475

For the three months ended March 31, 2006, the United States comprised approximately 54% of total company revenue and 83% of total North American revenue. The United Kingdom comprised approximately 22% of total company revenue and 85% of total European revenue. Canada comprised approximately 11% of total company revenue and 17% of North American revenue. Australia comprised approximately 7% of total company revenue and 71% of total Asia Pacific revenue.

Our largest customer accounted for 19% and 15% of consolidated audio revenues for the three months ended March 31, 2006 and our second largest customer accounted for 6% of consolidated audio revenues in both periods.

6. Related Party Transaction

On June 30, 2005, we entered into an agreement with Dolphin to sell up to 160,000 shares of the Company’s Series AA convertible preferred stock for an aggregate purchase price of $16.0 million. The initial closing took place on August 19, 2005 and the second closing took place February 24, 2006. As part of the agreement, we paid Dolphin $320,000 in fees out of the proceeds of the initial closing, and entered into a Management Services Agreement whereby we will pay Dolphin $80,000 quarterly.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

This quarterly report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that involve risks and uncertainties. These statements refer to objectives, expectations, intentions, future events, or our future financial performance, and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, level of activity, performance, or achievements to be materially different from any results expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by words such as “may,” “will,” “should,” “could,” “expects,” “anticipates,” “intends,” “plans,” “believe,” “estimates,” “predicts,” “potential,” and similar expressions. Our actual results could differ materially from those included in forward-looking statements. All forward-looking statements herein are qualified in their entirety by information set forth in our annual report on Form 10-K for the year ended December 31, 2005 under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Factors.”

Business Operations

For the three months ended March 31, 2006, our revenue was $12.6 million; a decline of $427,000, or 3%, from the $13.0 million recognized for the same period in 2005. This decrease is due to a $972,000 reduction in video conferencing revenue offset by a $545,000 (6%) increase in audio conferencing revenue. Audio conferencing increased due to a significant increase in volume and revenues from our global conferencing platform due to increasing usage from our outsourcing relationship with AT&T.

Gross profit decreased by 3% to $4.5 million for the three months ended March 31, 2006, compared to $4.7 million for the same period of the prior year. The gross margin remained the same at 36% of net revenues for the three months ended March 31, 2006 and 2005 as cost savings helped offset lower revenue.

Significant restructuring activities took place during 2005. These included the consolidation of operating centers in both Europe and North America, a net workforce reduction of approximately 25 people, or 7% of the worldwide workforce. During the first quarter of 2005 related restructuring costs were $831,000. There were no restructuring costs recognized during the first three months of 2006. Additional cost reduction and efficiency programs are being implemented on an ongoing basis.

Net loss decreased from $2.0 million in the three months ended March 31, 2005 to $489,000 for the same period in 2005. This decrease is the result of a decrease in restructuring costs and a decrease in interest expense.

Preferred stock dividends and accretion were $1.2 million for the three months ended March 31, 2006. These dividends represent non-cash increases in stated value of the preferred shares issued on August 19, 2005 and February 24, 2006 . There were no dividends in the first quarter of 2005.

The net loss available to common shareholders for the three months ended March 31, 2006 was $1.7 million, compared with a net loss of $2.0 million in the first quarter of 2005. This difference is primarily due to the reduced net loss, offset by the preferred stock dividends.

Risks associated with achieving these results are outlined in our Annual Report on Form 10-K for the year ended December 31, 2005 under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Factors.” Among the most significant of these is the risk of generating cash in a timely manner to fund operations and additional growth.

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

Selling, General, and Administrative Expense. Selling, general, and administrative expense consists of salaries, benefits, professional fees, and office expenses of our selling and administrative organizations.

Operating components as a percentage of sales

The following table outlines certain items in our income statement as a percentage of sales:

	Three Months ended March 31,
	2006	2005
Net revenues	100.0%	100.0%
Cost of services	64.1	64.1

Gross profit	35.9	35.9
Selling, general and administrative expense	38.0	38.2
Restructuring costs	—	6.4

Operating loss	(2.1)	(8.7)
Interest expense, net	(1.6)	(5.3)
Foreign currency loss	0.3	(0.5)

Loss before income taxes	(3.4)	(14.5)
Provision for income taxes	(0.5)	(1.0)

Net loss	(3.9)	(15.5)
Preferred stock dividends	(9.3)	—
Accretion	(0.6)	—

Net loss available to common shareholders	(13.8)%	(15.5)%

Revenue Trends

The following table shows quarterly revenue trends by major product segment:

(in 000s except minutes)	Q1 2006	Q4 2005	Q3 2005	Q2 2005	Q1 2005
Audio conferencing services	$10,413	$10,178	$10,097	$10,359	$9,868
Videoconferencing	2,191	2,277	2,162	2,860	3,163

Total	$12,604	$12,455	$12,259	$13,219	$13,031

Total audio conferencing minutes (in millions)	88.9	82.4	75.1	77.5	71.5

Significant Accounting Policies

In December 2004, the FASB issued SFAS No. 123R. Effective January 1, 2006, the company has adopted SFAS 123R. SFAS 123R requires all share-base employee compensation, including grants of employee stock options, to be recognized in the financial statements based on grant date fair value. The Company will apply SFAS No. 123R using the modified prospective method, recognizing compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Under SFAS 123R expected forfeitures are required to be estimated in determining periodic compensation expense. Upon adoption, our periodic compensation expense will increase over the remaining vesting period for stock options granted prior to January 1, 2006, for which no expense is currently being recognized. The Company estimates the adoption of SFAS No. 123R will result in no in additional stock-based compensation expense for the year ended December 31, 2006 beyond the $78,000 recognized this quarter.

Significant Business Activities

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

Significant Customers – For the three months ended March 31, 2006, our two largest customers accounted for 19% and 6% of our revenues, respectively.

International Operations – International net revenue comprised 46 percent and 48 percent of our revenues in the first three months of 2006 and 2005, respectively, and we anticipate that international sales will continue to account for a significant portion of our consolidated revenue. International conferences that are initiated outside the United States are denominated in local currency; similarly, operating costs for such conferences are incurred in local currencies. Our three largest international locations, based on total revenue, are the United Kingdom, Canada, and Australia, comprising 22%, 11% and 7% of our total revenue, respectively. Our international locations operate under local laws and regulations, and to our knowledge are in compliance with these laws and regulations.

Debt Refinancing – In October 2005, Dolphin extended to us a $7.0 million bridge loan in order to satisfy the remaining amounts due under the subordinated debt, to pay certain transaction-related fees, and to provide working capital. The note carried an annual interest rate of 12% and was satisfied with proceeds from the second closing of the series AA Preferred Stock in February 2006.

Results of Operations

Three Months Ended March 31, 2006 compared to Three Months Ended March 31, 2005

Net Revenues. Net revenues decreased by 3% to $12.6 million for the three months ended March 31, 2006, compared to $13.0 million for the three months ended March 31, 2005.

Audio conferencing revenues were $10.4 million for the three months ended March 31, 2006 compared to $9.9 million for the same period of 2005, an increase of 6%. This increase is due to increased operator attended and automated conferencing, partially offset by lower average revenue per minute due to increased price competition. Audio conferencing accounted for 83% and 76% of our revenues for the three months ended March 31, 2006 and 2005, respectively.

Videoconferencing revenue decreased by 31% to $2.2 million from $3.2 million and comprised 17% and 24% of total revenues for the three months ended March 31, 2006 and 2005, respectively. This decrease reflects an overall contraction in service revenues for the videoconferencing industry.

For the three months ended March 31, 2006, North America, Europe and Asia Pacific, our three primary geographic markets, generated 65%, 25% and 10% of total revenue, respectively. This compares with 63%, 28% and 9% for North America, Europe and Asia Pacific, respectively, for the same period of 2005.

Cost of Services. Cost of services decreased from $8.4 million for the three months ended March 31, 2005, to $8.1 for the three months ended March 31, 2006. This represents 64% of revenue in both periods.

Gross Profit. Gross profit decreased by 3% to $4.5 million for the three months ended March 31, 2006, compared to $4.7 million for the same period of the prior year. The gross margin percentage remained at 36% of net revenues over both periods. We continue progress to maintain or improve our gross profit percentage, principally line cost control and operating cost cutting measures and continued cost controls.

Selling, General and Administrative Expense. Selling, general and administrative expense for the three months ended March 31, 2006 was $4.8 million compared to $5.0 million for the three months ended March 31, 2005. This reflects 38% of net revenues for both periods. The decrease from cost reduction progress during 2005 has been offset by the adoption of FASB 125R and the recognition of all remaining compensation expense in the first quarter of 2006.

Restructuring Charges. There were no restructuring costs during the first three months of 2006 compared to $831,000 in 2005. In 2005, these costs related primarily to consolidating our operating centers in Europe and North America and consisted of $255,000 for lease abandonment, $482,000 for severance and other labor related expenses, and $94,000 for other costs. The restructuring is essentially complete.

Interest Expense. Net interest expense decreased by 71% from $693,000 for the three months ended March 31, 2005 to $204,000 for the three months ended March 31, 2006. This was primarily due to the payoff of substantially all debt except the line of credit with the proceeds of the sale of Series AA preferred stock.

Provision for Income Taxes. Income taxes decreased to $69,000 during the first three months of 2006, from $130,000 during the first quarter of 2005. These taxes are primarily due to taxable income in our Canadian affiliate. Income tax payments in other countries are expected to be insignificant due to domestic and international tax loss carry-forwards.

Net loss. The net loss for the three months ended March 31, 2006 was $489,000, compared with a net loss of $2.0 million for the same period of 2005. The decreased loss was the result of restructuring and other cost reduction efforts, and reduced interest expense.

Preferred Stock Dividends. Preferred stock dividends were $1.2 million for the three months ended March 31, 2006. These dividends represent non-cash increases to stated value of the preferred shares issued on August 19, 2005 and February 24, 2006, and the accretion to redemption value of the preferred shares. There were no dividends in the first quarter of 2005.

Net Loss Available to Common Shareholders. The net loss available to common shareholders for the quarter ended March 31, 2006 was $1.7 million, compared with a net loss of $2.0 million in 2005.

Liquidity and Capital Resources

During the three months ending March 31, 2006, we received and used cash proceeds as follows:

•	$380,000 of net cash was used by operating activities. This consists of $430,000 provided by operations before changes in operating assets and liabilities, and $810,000 used by changes in such assets and liabilities as detailed in the Statements of Cash Flows.

•	Net cash used in investing activities was $262,000 due to purchases of equipment and software.

•	Net cash provided by financing activities was $1.1 million. This primarily consisted of $3.9 million from the proceeds of the sale of Series AA preferred stock to non-Dolphin shareholders offset by the repayment of the bridge loan and other current debt payments of $2.8 million.

As of March 31, 2006, we had approximately $2.1 million in cash and cash equivalents.

At March 31, 2006, we were in default on the $1.4 million outstanding balance of our $3.5 million line of credit. A forbearance has been received through June 12, 2006 based on the Dolphin agreement. We are still required to be in compliance with the minimum cash income covenant, with which we were in compliance on March 31, 2006.

Capital expenditures are anticipated to be approximately $3.0 million for 2006. They are mainly made for expansion, enhancements or upgrades of existing capacity including a major upgrade to our bridging equipment. These expenditures will be funded through a combination of operations, available credit lines, and new credit sources.

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

There have been no material changes in our exposure to market risk from those described in our Annual Report on Form 10-K for the year ending December 31, 2005.

Item 4.	Controls and Procedures

Our management evaluated, with the participation of our chief executive officer and chief financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on the evaluation, including communication from Hein & Associates LLP to our Audit Committee in April, 2006, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective.

During the evaluation it was determined that our accounting resources were not adequate to ensure sufficient time for the accounting department to (i) perform a review of the consolidation and supporting financial statement disclosure schedules independent of the preparer, (ii) adequately prepare for our quarterly reviews and (iii) research all applicable accounting pronouncements as they relate to our financial statements and underlying disclosures. Inadequate levels of accounting personnel have also impaired our ability to timely file our periodic reports without extension.

Due to this material weakness, in preparing our financial statements for the quarter ended March 31, 2006, we performed additional analysis and other post close procedures to ensure that such financial statements were stated fairly in all material respects in accordance with U.S. generally accepted accounting principles.

Changes in Internal Controls over Financial Reporting

There were no changes in internal controls over financial reporting identified in connection with the evaluation of our internal controls that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Given the identification of the material weakness described above, however, we have in the second quarter of 2006 hired and will continue to hire experienced accounting staff to provide sufficient time and resources to review the consolidation and supporting financial statement disclosure schedules independent of the preparer, and to research accounting pronouncements applicable to our financial statements and underlying disclosures. Our remedial action will also establish corrective review procedures.

Part II – Other Information

Item 6.	Exhibits:

Number	Description

Exhibit 10.20.7	Fifth Forbearance and Amendment to Loan and Security Agreement among ACT Teleconferencing, Inc. and certain of its subsidiaries and Silicon Valley Bank dated December 29, 2005 (Incorporated by reference, attached as Exhibit 10.1 to our report on Form 8-K filed with the Securities and Exchange Commission on January 20, 2006, File No. 000-27560).

Exhibit 31.1	Rule 13a-14 certification of Chief Executive Officer (filed herewith)

Exhibit 31.2	Rule 13a-14 certification of Chief Financial Officer/principal financial officer (filed herewith)

Exhibit 32	Section 1350 certifications

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACT TELECONFERENCING, INC.

DATE: May 15, 2006	By:	/s/ Gene Warren
Gene Warren Chief Executive Officer and Interim Chief Financial Officer (on behalf of the registrant and as principal financial officer)

Exhibit Index

Number	Description

Exhibit 10.20.7	Fifth Forbearance and Amendment to Loan and Security Agreement among ACT Teleconferencing, Inc. and certain of its subsidiaries and Silicon Valley Bank dated December 29, 2005 (Incorporated by reference, attached as Exhibit 10.1 to our report on Form 8-K filed with the Securities and Exchange Commission on January 20, 2006, File No. 000-27560).

Exhibit 31.1	Rule 13a-14 certification of Chief Executive Officer (filed herewith)

Exhibit 31.2	Rule 13a-14 certification of Chief Financial Officer/principal financial officer (filed herewith)

Exhibit 32	Section 1350 certifications