Form 10-Q
period 2006-06-30
ACT TELECONFERENCING INC
filed 2006-08-14
CIK 918709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2006

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 10, 2006 16,796,648 shares of the issuer’s common stock were outstanding.

ACT TELECONFERENCING, INC.

FORM 10-Q

PART I – Financial Information

ACT Teleconferencing, Inc.

Consolidated Balance Sheets

In thousands except share data	June 30, 2006 (unaudited)	December 31, 2005*
Assets
Current assets:
Cash and cash equivalents	$1,903	$1,653
Accounts receivable (net of allowance for doubtful accounts of $543 and $435 in 2006 and 2005, respectively)	10,399	8,931
Prepaid expenses and other current assets	1,220	822

Total current assets	13,522	11,406
Equipment:
Telecommunications equipment	21,599	20,574
Software	7,711	7,329
Office equipment	11,118	10,550
Less: accumulated depreciation and impairment	(31,311)	(29,515)

Total equipment – net	9,117	8,938
Other assets:
Goodwill (net of accumulated amortization of $2,187 and $1,729 in 2006 and 2005, respectively)	1,078	1,045
Other long term assets	317	423

Total assets	$24,034	$21,812

Liabilities and shareholders’ deficit
Current liabilities:
Accounts payable	$3,468	$3,712
Accrued liabilities	4,901	5,394
Current debt due to a related party	—	7,000
Current portion of debt	5,201	3,245
Capital lease obligations due in one year	20	140
Income taxes payable	—	57

Total current liabilities	13,590	19,548
Long-term debt	733	470
Deferred income taxes	342	321
Convertible redeemable preferred stock and accrued preferred dividends; each share convertible into 100 shares of common stock; 169,000 shares authorized; 160,000 and 80,400 shares issued and outstanding in 2006 and 2005, respectively, liquidation preference $20,100 at June 30, 2006	18,842	7,824
Shareholders’ deficit:
Common stock, no par value; 50,000,000 shares authorized; 16,878,548 shares issued and 16,796,648 shares outstanding in 2006 and 2005	51,566	51,566
Treasury stock, at cost (81,900 shares)	(241)	(241)
Unearned compensation	78	—
Accumulated deficit	(65,486)	(62,141)
Accumulated other comprehensive income	4,610	4,465

Total shareholders’ deficit	(9,473)	(6,351)

Total liabilities and shareholders’ deficit	$24,034	$21,812

See accompanying notes to consolidated financial statements.

*	Amounts are derived from the audited financial statements for the year ended December 31, 2005.

ACT Teleconferencing, Inc.

Consolidated Statements of Operations

(Unaudited)

In thousands except share and per share amounts	For the three months ended June 30,		For the six months ended June 30,
	2006	2005	2006	2005
Net revenues	$13,740	$13,219	$26,344	$26,250
Cost of services	8,656	8,039	16,730	16,391

Gross profit	5,084	5,180	9,614	9,859
Selling, general and administrative expense	4,720	4,864	9,513	9,839
Restructuring costs	—	904	—	1,735
Provision for loss on related party receivable	—	306	—	306

Operating income (loss)	364	(894)	101	(2,021)
Other expenses
Interest expense, net	(56)	(685)	(260)	(1,378)
Foreign currency gain (loss)	(42)	(70)	5	(139)

Net income (loss) before income taxes	266	(1,649)	(154)	(3,538)
Provision for income taxes	(39)	(267)	(108)	(397)

Net income (loss)	227	(1,916)	(262)	(3,935)
Preferred stock dividends:
Preferred dividend	(1,751)	—	(2,923)	—
Accretion to preferred shares	(80)	—	(160)	—

Net loss available to common shareholders	$(1,604)	$(1,916)	$(3,345)	$(3,935)

Weighted average number of shares outstanding — basic and diluted	16,796,648	16,761,562	16,796,648	16,761,010

Loss per share — basic and diluted	$(0.10)	$(0.11)	$(0.20)	$(0.23)

See accompanying notes to consolidated financial statements.

ACT Teleconferencing, Inc.

Consolidated Statements of Shareholders’ Deficit

(Unaudited)

In thousands – except share data	Common stock		Treasury stock	Accumulated deficit	Accumulated other comprehensive income	Comprehensive loss	Total
	Shares	Amount
Balance at January 1, 2006	16,796,648	$51,566	$(241)	$(62,141)	$4,465		$(6,351)
Value of stock issued to employees and directors as compensation				78			78
Preferred stock dividend and accretion to redemption value of convertible preferred stock				(3,083)			(3,083)
Comprehensive loss
Net loss				(262)		$(262)	(262)
Other comprehensive gain, net of tax
Foreign currency translation					145	145	145

Comprehensive loss						$(117)

Balance at June 30, 2006	16,796,648	$51,566	$(241)	$(65,408)	$4,610		$(9,473)

See accompanying notes to consolidated financial statements.

ACT Teleconferencing, Inc.

Consolidated Statements of Cash Flow

(Unaudited)

In thousands	For the six months ended June 30
	2006	2005
Operating activities
Net loss	$(262)	$(3,935)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation	1,567	2,171
Amortization	107	688
Provision for loss on related party note receivable	—	306
Impairment and loss on disposal of assets	—	118
Deferred income taxes	7	115
Other, including stock based compensation expense and foreign currency transactions	73	202

Cash flow (use) before changes in operating assets and liabilities:	1,492	(335)
Changes in operating assets and liabilities:
Accounts receivable	(1,240)	(95)
Prepaid expenses and other assets	(370)	(589)
Accounts payable	(347)	45
Deferred income	—	(82)
Accrued liabilities	(608)	1,234
Income taxes payable	(60)	167

Net cash provided by (used for) operating activities	(1,133)	345
Investing activities
Equipment purchases	(1,601)	(1,005)

Net cash used for investing activities	(1,601)	(1,005)
Financing activities
Net proceeds from the issuance of debt and warrants associated with debt	15,101	382
Repayments of debt and capital leases	(15,963)	(980)
Net proceeds from the issuance of preferred stock	3,862	—

Net cash provided by (used for) financing activities	3,000	(598)
Effect of exchange rate changes on cash	(16)	(50)

Net increase (decrease) in cash and cash equivalents	250	(1,308)
Cash and cash equivalents beginning of period	1,653	2,740

Cash and cash equivalents end of period	$1,903	$1,432

Supplemental information:
Cash paid for
Interest	271	902
Non cash transactions:
Issuance of preferred stock	4,073	—
Repayment of debt	(4,073)	—

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

Basis of Presentation and Significant Accounting Policies

The accompanying unaudited condensed, consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the six-month period ending June 30, 2006, are not necessarily indicative of the results that may be expected for the year ended December 31, 2006. For further information, refer to the financial statements and footnotes included in our annual report on Form 10-K for the year ended December 31, 2005, and its amendments and subsequent filings.

Certain prior year amounts have been reclassified to conform to the current year presentation.

ACT Teleconferencing, Inc. is also referred to in this document as “the Company,” “we,” and “our.”

The consolidated financial statements include the accounts of ACT Teleconferencing, Inc. and its wholly-owned domestic and worldwide subsidiaries. Significant intercompany accounts and transactions have been eliminated.

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

Management is taking the following actions to improve the Company’s financial performance:

•	Expanding the Company’s sales effort by focusing on staff productivity.

•	Continuing growth under the AT&T audio outsourcing contract which runs through 2006 and with respect to which we are currently negotiating an extension. There can be no assurances that we will be successful in renewing or extending this contract or that a renewal or extension can be obtained on terms and conditions that would be acceptable to us.

•	Continuing the restructuring effort that began in late 2005 to move from a geographic to a functional management structure in order to drive revenue growth, obtain operating efficiencies and achieve cost reductions. This restructuring included the consolidation of operating centers in both Europe and North America.

•	Implementing a new reservation-less video conferencing solution.

•	Upgrading its service delivery platform.

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

In February 2006, we completed the rights offering for the remaining 79,600 shares of preferred stock related to the Dolphin transaction, at which point there was a second closing on the remainder of the $16.0 million transaction. Although certain common shareholders participated in the rights offering, the majority of the preferred shares available through the offering were purchased by Dolphin. Funds from the second closing were used principally to satisfy the $7.0 million bridge loan from Dolphin, including accrued interest.

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

Intercompany transactions between the Company and its foreign subsidiaries are billed at the foreign currency exchange rate in effect at the beginning of each month. Payments on intercompany accounts are settled using spot rates in effect at the date of settlement. Gains and losses resulting from these foreign currency transactions are included in the consolidated statement of operations. The foreign exchange gains (losses) arising from such transactions were approximately $5,000 and $(139,000) for the six months ended June 30, 2006 and June 30, 2005, respectively.

Internal Use Software

We capitalize costs of materials, consultants, and payroll and payroll-related costs which are incurred in developing internal-use computer software, beginning once the application development stage is attained and continuing until the post-implementation/operation stage is achieved. Costs incurred prior to and after the establishment of the application development stage are charged to general and administrative expenses. We capitalized internal use software costs of $351,000 and $220,000 for the six months ended June 30, 2006 and 2005, respectively.

Stock-Based Compensation

Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standard 123(R) “Share-Based Payment” (“SFAS 123R”) using the modified prospective transition method. In addition, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 “Share-Based Payment” (“SAB 107”) in March, 2005, which provides supplemental SFAS 123R application guidance based on the views of the SEC. Under the modified prospective transition method, compensation cost recognized in the quarterly period ended June 30, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted beginning January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Expected pre-vesting forfeitures were estimated based on actual historical pre-vesting forfeitures over the most recent periods ending June 30, 2006 for the expected option term. In accordance with the modified prospective transition method, results for prior periods have not been restated.

The adoption of SFAS 123R resulted in no stock compensation expense for the quarterly period ended June 30, 2006. For the six months ended June 30, 2006, the Company recognized stock compensation expense of $78,000 which was recorded as selling, general and administrative expenses. This expense reduced basic and diluted earnings per share by $0.005 for the year, compared to reported basic and diluted loss per share of $0.20. The Company did not recognize a tax benefit from the stock compensation expense because the Company considers it is more likely than not that the related deferred tax assets, which have been reduced by a full valuation allowance, will not be realized.

The Black-Scholes option-pricing model was used to estimate the option fair values. The option-pricing model requires a number of assumptions, of which the most significant are, expected stock price volatility, the expected pre-vesting forfeiture rate and the expected option term (the amount of time from the grant date until the options are exercised or expire). Expected volatility was calculated based upon actual historical stock price movements over the most recent periods ending June 30, 2006 equal to the expected option term. The expected option term was calculated using the “simplified” method permitted by SAB 107.

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

Prior to the adoption of SFAS 123R, the Company presented any tax benefits of deductions resulting from the exercise of stock options within operating cash flows in the condensed consolidated statements of cash flow. SFAS 123R requires tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (“excess tax benefits”) to be classified and reported as both an operating cash outflow and a financing cash inflow upon adoption of SFAS 123R. As a result of the Company’s net operating losses, the excess tax benefits that would otherwise be available to reduce income taxes payable have the effect of increasing the Company’s net operating loss carry forwards. Accordingly, because the Company is not able to realize these excess tax benefits, such benefits have not been recognized in the condensed statement of cash flow for the quarterly period ended June 30, 2006.

For purposes of the pro forma disclosures below, the Company applied the intrinsic value method of accounting for stock options issued prior to January 1, 2006 as prescribed by APB 23. Since all options granted during the period ended June 30, 2005 had an exercise price equal to the closing market price of the underlying common stock on the grant date, no compensation expense was recognized. If compensation expense had been recognized based on the estimated fair value of each option granted in accordance with the provisions of SFAS 123 as amended by Statement of Financial Accounting Standard 148, our net loss and net loss per share would have been reduced to the following pro-forma amounts:

In thousands (000s) except per share amounts	For the three months ended June 30, 2005	For the six months ended June 30, 2005
Net loss attributable to common shareholders, as reported	$(1,916)	$(3,935)
Deduct total stock-based employee compensation expense determined under fair value based method for all awards:	(124)	(262)

Pro forma net loss attributable to common shareholders	$(2,040)	$(4,197)

Loss per common share:
Reported	$(0.11)	$(0.23)
Pro forma	$(0.12)	$(0.25)

Pro forma compensation expense under SFAS 123, among other computational differences, does not consider potential pre-vesting forfeitures. Because of these differences, the pro forma stock compensation expense presented above for the period ended June 30, 2005 under SFAS 123 and the stock compensation expense recognized during the current quarterly period ended June 30, 2006 under SFAS 123R are not directly comparable. In accordance with the modified prospective transition method of SFAS 123R, the prior comparative quarterly results have not been restated.

The effects of applying SFAS 123R in calculating pro forma loss attributable to common stockholders and pro forma loss per share may not necessarily be indicative of the effects of applying SFAS 123R to future years’ earnings.

The following table summarizes stock options outstanding and changes during the six months ended June 30, 2006:

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2006	2,011,583	$2.65
Granted	—	—
Exercised	—	—
Canceled or forfeited	(183,591)	3.24

Options outstanding at June 30, 2006	1,827,992	$2.60	6.65	$—

Options exercisable at June 30, 2006	1,827,992	$2.60	6.65	$—

The following table summarizes our stock options outstanding at June 30, 2006:

Exercise Price Range	Shares	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price
$1.00-$1.50	797,108	7.52 years	$1.26
$1.60-$2.50	498,000	7.94 years	$2.39
$2.75-$3.03	176,100	5.36 years	$2.88
$4.00-$5.00	193,175	3.97 years	$4.73
$5.25-$6.50	86,300	3.01 years	$5.74
$7.00-$9.00	77,309	2.74 years	$8.16

Total	1,827,992

For stock options granted during the first half of 2006 and 2005, the estimated fair value of our stock options and underlying assumptions are as follows:

	For the three months ended June 30				For the six months ended June 30
	2006		2005		2006		2005
Weighted average fair value of options granted during the quarter	$	N/A	$	N/A	$	N/A	$1.32
Assumptions:
Risk free interest rate		N/A		N/A		N/A	3.0%
Expected dividend yield		N/A		N/A		N/A	0.0%
Volatility factor of the expected market price of our common stock		N/A		N/A		N/A	0.97
Weighted average expected life of options		N/A		N/A		N/A	1.0 year

No stock options were granted in the second quarter of 2005 or 2006.

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

The stated value of each share of Series AA Preferred Stock, and the number of shares of common stock into which the Series AA Preferred Stock will be convertible, will increase following the date of issuance on a quarterly basis at a quarterly rate of 9.55% over the stated value then in effect, resulting in an annual rate of increase in the stated value per share of approximately 44%. In the event our common stock is listed in the future on the Nasdaq Capital Market or the American Stock Exchange, the quarterly rate of increase in effect prior to the listing will be decreased by ..25%. In the event our common stock is re-listed on the Nasdaq National Market, the quarterly rate of increase will be decreased by .5%.

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

In the event of a liquidation event, each preferred shareholder is entitled to receive cash in the amount of the stated value then in effect. A liquidation event is defined as the voluntary or involuntary liquidation, dissolution or winding up of the Company or a Change of Control. The liquidation value of the preferred shares as of June 30, 2006 was $20.1 million.

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

2. Restructuring Charges

During the second quarter of 2005, we recognized $904,000 of operating costs related to restructuring of operating centers in Europe and North America. This consisted of $96,000 for severance and other labor related costs, $678,000 for lease abandonment costs, and $130,000 for other costs.

3. Litigation

We are engaged in legal proceedings such as debt collection and employee dispute and arbitration. These are in the normal course of business and no current proceedings are deemed material to the business.

4. Earnings (Loss) Per Share

The conversion of outstanding options, warrants and convertible preferred shares has no impact on the calculation of earnings (loss) per share because they are anti-dilutive. On June 30, 2006, total outstanding common stock warrants and vested stock options were 4,332,864 and 1,827,992, respectively, and total outstanding convertible preferred shares and preferred stock warrants were 160,000 and 9,000, respectively. Each preferred share is convertible into common shares at the rate of $1.00 per common share, based on the stated value of the preferred shares.

5. Business Segment Analysis

Our decisions on resource allocation and performance assessment are primarily based on the market potential of each regional operating location. Each of the locations offers the same products and services, has similar customers and equipment, and is managed directly by our executives.

The following summary provides financial data for our operating segments for the three and six-month periods ended June 30, 2006 and June 30, 2005:

	Product Segment (in 000s)
	For the three months ended June 30, 2006					For the three months ended June 30, 2005
	Audio	Video	Subtotal	Corporate	Total	Audio	Video	Subtotal	Corporate	Total
Net revenues	$10,783	$2,957	$13,740	$—	$13,740	$10,359	$2,860	$13,219	$—	$13,219
Restructuring charges						52	852	904	306	1,210
Income (loss) before tax	1,131	288	1,419	(1,153)	266	1,204	(818)	386	(2,035)	(1,649)
Depreciation and amortization	664	115	779	103	882	866	145	1,011	160	1,171
Total assets	18,875	3,863	22,738	1,296	24,034	26,465	6,976	33,441	1,834	35,275

	Product Segment (in 000s)
	For the six months ended June 30, 2006					For the six months ended June 30, 2005
	Audio	Video	Subtotal	Corporate	Total	Audio	Video	Subtotal	Corporate	Total
Net revenues	$21,196	$5,148	$26,344	$—	$26,344	$20,227	$6,023	$26,250	$—	$26,250
Restructuring charges						646	1,080	1,726	315	2,041
Income/(loss) before tax	2,299	100	2,399	(2,553)	(154)	1,162	(1,102)	60	(3,598)	(3,538)
Depreciation and amortization	1,222	251	1,473	256	1,729	1,739	306	2,045	322	2,367
Total assets	18,875	3,863	22,738	1,296	24,034	26,465	6,976	33,441	1,834	35,275

The following summary provides financial data for significant geographic markets in which we operate:

	Geographic Area (in 000s)
	For the three months ended June 30, 2006				For the three months ended June 30, 2005
	North America	Europe	Asia Pacific	Total	North America	Europe	Asia Pacific	Total
Net revenues	$9,065	$3,324	$1,351	$13,740	$7,830	$4,028	$1,361	$13,219
Long-lived assets	6,834	2,508	853	10,195	14,381	6,333	2,602	23,316

	Geographic Area (in 000s)
	For the six months ended June 30, 2006				For the six months ended June 30, 2005
	North America	Europe	Asia Pacific	Total	North America	Europe	Asia Pacific	Total
Net revenues	$17,265	$6,526	$2,553	$26,344	$15,976	$7,723	$2,551	$26,250
Long-lived assets	6,834	2,508	853	10,195	14,381	6,333	2,602	23,316

For the six months ended June 30, 2006, the United States comprised approximately 55% of total company revenue and 84% of total North American revenue. The United Kingdom comprised approximately 21% of total company revenue and 85% of total European revenue. Canada comprised approximately 11% of total company revenue and 16% of North American revenue. Australia comprised approximately 7% of total company revenue and 69% of total Asia Pacific revenue.

Our largest customer accounted for 25% and 17% of consolidated audio revenues and our second largest customer accounted for 5% and 6% of consolidated audio revenues for the six months ended June 30, 2006 and 2005. Our contracts with these customers run through the end of 2006. We are currently negotiating extensions to these contracts; however, there can be no assurances that we will be successful in renewing or extending these contracts or that renewals or extensions can be obtained on terms and conditions that would be acceptable to us.

6. Related Party Transactions

In July 2001 and subsequently in July 2002, the board of directors authorized a loan, with recourse, to one of its officers for a total amount of $466,757. The purpose of this loan was to assist the officer in exercising stock options. This loan is secured by a general pledge of personal assets of the officer, bears interest at 6%, and matures on November 1, 2006. The shares issued upon exercise of the stock options are recorded in shareholder’s equity but this transaction had no financial effect on shareholders’ equity as the loan is offset by the amounts recorded to common stock resulting from the exercise of the options. During the three months ended June 30, 2005, it was determined that the principal collateral of common stock had a valuation significantly below the value of the receivable and a provision of $306,000 was recorded.

On June 30, 2005, we entered into an agreement with Dolphin Direct Equity Partners, LP (“Dolphin”) to sell up to 160,000 shares of the Company’s Series AA convertible preferred stock for an aggregate purchase price of $16.0 million. The initial closing took place on August 19, 2005 and the second closing took place February 24, 2006. As part of the agreement, we paid Dolphin $320,000 in fees out of the proceeds of the initial closing, and entered into a Management Services Agreement whereby we will pay Dolphin $80,000 quarterly.

On June 30, 2006, ACT Teleconferencing, Inc. entered into a Loan Agreement with Dolphin. The agreement provides for draws in minimum amounts of $500,000 up to a maximum aggregate principal amount of $1,500,000. The Company borrowed $500,000 under the Agreement on July 6, 2006, and intends to use the net funds drawn for fixed and working capital needs. The principal amount of loans drawn under the agreement bear interest at a rate of 12% per annum (25% per annum following the occurrence of an event of default under the agreement) and mature on June 30, 2007. Any amounts that are repaid may not be re-borrowed. The Company intends to repay any loans out of its cash flow from operations.

The agreement contains provisions limiting the Company’s ability to, among other things, incur additional indebtedness, create liens, make loans, investments or guarantees, engage in mergers or acquisitions, sell assets, pay dividends on its capital stock and engage in transactions with affiliates. The loans will be secured by substantially all the assets of the Company and the Company’s U.S. operating subsidiaries, subject to the first priority security interest in such assets currently held by the Company’s senior commercial lender. The Company’s senior commercial lender and Dolphin have entered into a Subordination Agreement dated as of June 30, 2006 which governs the rights of the Company’s lenders with respect to the collateral securing their respective loans to the Company.

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

Business Operations

For the six months ended June 30, 2006, our revenue was $26.3 million; an increase of $94,000 from the $26.2 million recognized for the same period in 2005. This increase is due to a $969,000 (5%) increase in audio conferencing revenue offset by reduction in video conferencing revenue of $875,000 (15%). Audio conferencing increased due to an increase in volume and revenues from our outsourcing relationship with AT&T, offset by lower revenue in Europe.

Gross profit decreased by 2% to $9.6 million for the three months ended June 30, 2006, compared to $9.9 million for the same period of the prior year. The gross margin dropped to 36.5% of net revenue for the six months ended June 30, 2006 compared to 37.6% of net revenues for the six months ended June 30, 2005. The decrease reflects a shift in our product mix toward reservationless audio conferencing and lower revenue per minute.

Significant restructuring activities took place during 2005. These included the consolidation of operating centers in both Europe and North America, a net workforce reduction of approximately 25 people, or 7% of the worldwide workforce. During the first half of 2005 related restructuring costs were $1.7 million. There were no restructuring costs recognized during the first half of 2006. Additional cost reduction and efficiency programs are being implemented on an ongoing basis.

Net loss decreased from $3.9 million in the six months ended June 30, 2005 to $262,000 for the same period in 2006. This decrease is the result of a decrease in restructuring costs, a decrease in interest expense, and lower selling and administrative expenses.

Preferred stock dividends and accretion totaled $3.1 million for the six months ended June 30, 2006. These dividends represent non-cash increases in stated value of the preferred shares issued on August 19, 2005 and February 24, 2006. There were no dividends in the second quarter of 2005.

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

Operating components as a percentage of sales

The following table outlines certain items in our income statement as a percentage of sales:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Net revenues	100%	100%	100%	100%
Cost of services	63	61	64	62

Gross profit	37	39	36	38
Selling, general and administrative expense	34	37	36	38
Restructuring costs	—	7	—	7
Provision for loss on related party receivable	—	2	—	1

Operating income (loss)	3	(7)	—	(8)
Interest expense, net	(1)	(5)	(1)	(5)
Foreign currency loss	(1)	(1)	—	—

Income (loss) before income taxes	1	(13)	(1)	(13)
Provision for income taxes	—	(2)	—	(2)

Net income (loss)	1	(15)	(1)	(15)
Preferred stock dividends	(13)	—	(12)	—

Net loss available to common shareholders	(12)%	(15)%	(13)%	(15)%

Revenue Trends

The following table shows quarterly revenue trends by major product segment:

(in 000s except minutes)	Q2 2006	Q1 2006	Q4 2005	Q3 2005	Q2 2005	Q1 2005
Audio conferencing services	$10,783	$10,413	$10,178	$10,097	$10,359	$9,868
Videoconferencing	2,957	2,191	2,277	2,162	2,860	3,163

Total	$13,740	$12,604	$12,455	$12,259	$13,219	$13,031

Total audio conferencing minutes (in millions)	94.0	88.9	82.4	75.1	77.5	71.5

Significant Accounting Policies

In December 2004, the FASB issued SFAS No. 123R. Effective January 1, 2006, the company has adopted SFAS 123R. SFAS 123R requires all share-base employee compensation, including grants of employee stock options, to be recognized in the financial statements based on grant date fair value. The Company will apply SFAS No. 123R using the modified prospective method, recognizing compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Under SFAS 123R expected forfeitures are required to be estimated in determining periodic compensation expense. With adoption, compensation expense was recognized for stock options granted prior to January 1, 2006. The Company estimates the adoption of SFAS No. 123R will result in no additional stock-based compensation expense for the year ended December 31, 2006 beyond the $78,000 recognized during the first quarter.

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

Significant Customers – For the six months ended June 30, 2006, our two largest customers accounted for 25% and 5% of our revenues, respectively.

International Operations – International net revenue comprised 45% and 50% of our revenues in the first half of 2006 and 2005, respectively, and we anticipate that international sales will continue to account for a significant portion of our consolidated revenue. International conferences that are initiated outside the United States are denominated in local currency; similarly, operating costs for such conferences are incurred in local currencies. Our three largest international locations, based on total revenue, are the United Kingdom, Canada, and Australia, comprising 21%, 11% and 7% of our total revenue, respectively. Our international locations operate under local laws and regulations, and to our knowledge are in compliance with these laws and regulations.

Results of Operations

Six Months Ended June 30, 2006 compared to Six Months Ended June 30, 2005

Net Revenues. Net revenues remained stable at $26.3 million for the six months ended June 30, 2006, compared to $26.2 million for the six months ended June 30, 2005.

Audio conferencing revenues were $21.2 million for the six months ended June 30, 2006 compared to $20.2 million for the same period of 2005, an increase of 5%. This increase is due to increased operator attended and automated conferencing, partially offset by lower European revenue. Audio conferencing accounted for 80% and 77% of our revenues for the six months ended June 30, 2006 and 2005, respectively.

Videoconferencing revenue decreased by 15% to $5.1 million from $6.0 million and comprised 20% and 23% of total revenues for the six months ended June 30, 2006 and 2005, respectively. This decrease reflects an overall contraction in service revenues for the videoconferencing industry.

For the six months ended June 30, 2006, North America, Europe and Asia Pacific, our three primary geographic markets, generated 65%, 25% and 10% of total revenue, respectively. This compares with 60%, 30% and 10% for North America, Europe and Asia Pacific, respectively, for the same period of 2005.

Cost of Services. Cost of services increased from $16.4 million and 62% of revenue for the six months ended June 30, 2005, to $16.7 and 64% of revenue for the six months ended June 30, 2006.

Gross Profit. Gross profit decreased by 2% to $9.6 million for the six months ended June 30, 2006, compared to $10.5 million for the same period of the prior year. The gross margin percentage declined slightly to 36% of net revenues for the six months ended June 30, 2006 compared to 38% for the same period of 2005. This reflects a shift in product mix toward reservationless services and lower revenue per minute, offset by operating cost reduction measures.

Selling, General and Administrative Expense. Selling, general and administrative expense for the six months ended June 30, 2006 was $9.5 million compared to $9.8 million for the six months ended June 30, 2005. This reflects 36% of net revenues for the six months ended June 30, 2006 compared to 38% for the same period of 2005. The decrease from cost reduction progress during 2005 has been partially offset by the adoption of FASB 123R and the recognition of all remaining stock based compensation expense in the first half of 2006.

Restructuring Charges. There were no restructuring costs during the first six months of 2006 compared to $1.7 million in 2005. In 2005, these costs related primarily to consolidating our operating centers in Europe and North America and consisted of $933,000 for lease abandonment, $578,000 for severance and other labor related expenses, and $224,000 for other costs.

Provision for loss on related party receivable. During the second quarter of 2005, we recorded a $306,000 provision for a loss on a note receivable from a related party for a capital stock purchase (see “Note 6. Related Party Transactions”).

Interest Expense. Net interest expense decreased by 81% from $1.4 million for the six months ended June 30, 2005 to $260,000 for the six months ended June 30, 2006. This was primarily due to the payoff of substantially all debt except the line of credit with the proceeds of the sale of Series AA preferred stock.

Provision for Income Taxes. Income taxes decreased to $108,000 during the first six months of 2006, from $397,000 during the first half of 2005. Current taxes are primarily due to taxable income in our Canadian affiliate; in 2005, taxes were also incurred by our United Kingdom affiliates. Income tax payments in other countries are expected to be insignificant due to domestic and international tax loss carry-forwards.

Net loss. The net loss for the six months ended June 30, 2006 was $262,000, compared with a net loss of $3.9 million for the same period of 2005. The decreased loss was the result of restructuring and other cost reduction efforts, and reduced interest expense.

Preferred Stock Dividends. Preferred stock dividends were $3.1 million for the six months ended June 30, 2006. These dividends represent non-cash increases to stated value of the preferred shares issued on August 19, 2005 and February 24, 2006, and the accretion to redemption value of the preferred shares. There were no dividends in the first half of 2005.

Three Months Ended June 30, 2006 compared to Three Months Ended June 30, 2005

Net Revenues. Net revenues increased by 4% to $13.7 million for the three months ended June 30, 2006, compared to $13.2 million for the three months ended June 30, 2005.

Audio conferencing revenues were $10.8 million for the three months ended June 30, 2006 compared to $10.3 million for the same period of 2005, an increase of 4%. This increase is due to increased operator attended and automated conferencing, partially offset by lower European revenue. Audio conferencing accounted for 78% of our revenues for both periods. Videoconferencing revenue increased by 3% to $3.0 million from $2.9 million and comprised 22% of total revenues for both periods.

For the three months ended June 30, 2006, North America, Europe and Asia Pacific, our three primary geographic markets, generated 66%, 24% and 10% of total revenue, respectively. This compares with 59%, 31% and 10% for North America, Europe and Asia Pacific, respectively, for the same period of 2005.

Cost of Services. Cost of services increased from $8.0 million and 61% of revenue for the three months ended June 30, 2005, to $8.7 million and 63% of revenue for the three months ended June 30, 2006.

Gross Profit. Gross profit decreased by 2% to $5.1 million for the three months ended June 30, 2006, compared to $5.2 million for the same period of the prior year. The gross margin percentage decreased from 39% of net revenues in the second quarter of 2005 compared to 37% of revenue in the second quarter of 2006. This reflects a shift in our product mix toward reservationless services.

Selling, General and Administrative Expense. Selling, general and administrative expense for the three months ended June 30, 2006 was $4.7 million compared to $4.9 million for the three months ended June 30, 2005. This reflects 37% of net revenue for the second quarter 2005 and 34% of revenue in the second quarter of 2006.

Restructuring Charges. There were no restructuring costs during the second three months of 2006 compared to $904,000 in 2005. In 2005, these costs related primarily to consolidating our operating centers in Europe and North America and consisted of $678,000 for lease abandonment, $96,000 for severance and other labor related expenses, and $130,000 for other costs.

Provision for loss on related party receivable. During the second quarter of 2005, we also recorded a $306,000 provision for a loss on a note receivable from a related party for a capital stock purchase (see “Note 6. Related Party Transactions”).

Interest Expense. Net interest expense decreased by 92% from $685,000 for the three months ended June 30, 2005 to $56,000 for the three months ended June 30, 2006. This was primarily due to the payoff of substantially all debt except the line of credit with the proceeds of the sale of Series AA preferred stock.

Provision for Income Taxes. Income taxes decreased to $39,000 during the second quarter of 2006, from $267,000 during the second quarter of 2005. These taxes are primarily due to taxable income in our Canadian affiliate. Income tax payments in other countries are expected to be insignificant due to domestic and international tax loss carry-forwards.

Net income (loss). The net income for the three months ended June 30, 2006 was $227,000, compared with a net loss of $1.9 million for the same period of 2005. This was the result of restructuring and other cost reduction efforts, and reduced interest expense.

Preferred Stock Dividends. Preferred stock dividends were $1.8 million for the three months ended June 30, 2006. These dividends represent non-cash increases to stated value of the preferred shares issued on August 19, 2005 and February 24, 2006, and the accretion to redemption value of the preferred shares. There were no dividends in the second quarter of 2005.

Liquidity and Capital Resources

During the six months ending June 30, 2006, we received and used cash proceeds as follows:

•	$1,133,000 of net cash was used by operating activities. This consists of $1,492,000 provided by operations before changes in operating assets and liabilities, and $2,625,000 used by changes in such assets and liabilities as detailed in the Statements of Cash Flows.

•	Net cash used in investing activities was $1,601,000 for the purchase of equipment and software.

•	Net cash provided by financing activities was $3.0 million. This primarily consisted of $3.8 million from the proceeds of the sale of Series AA preferred stock to non-Dolphin shareholders offset by the repayment of the bridge loan and net other current debt payments of approximately $800,000.

As of June 30, 2006, we had approximately $1.9 million in cash and cash equivalents.

On June 12, 2006, the Company entered into a Waiver and Amendment Agreement with Silicon Valley Bank (“SVB”), its senior commercial lender, under a $3.5 million line of credit (the “Amendment”). Under the terms of the Amendment, among other things, SVB waived all existing defaults under the Company’s existing Loan and Security Agreement with SVB dated as of November 19, 2004, as amended to date (with respect to which SVB had previously agreed to forbear from exercising its rights as previously disclosed), relaxed lending limitations related to customer concentration and foreign accounts receivable, and amended the financial covenants to provide for a trailing three month minimum EBITDA (as defined in the Amendment) of $750,000 requirement in lieu of the previous minimum cash income requirement. The maturity date of the line of credit has been extended to June 12, 2007.

On June 30, 2006, the Company entered into a Loan Agreement with Dolphin Direct Equity Partners, LP (“Dolphin”), which provides for draws in minimum amounts of $500,000 up to a maximum aggregate principal amount of $1,500,000. The Company borrowed $500,000 under the agreement on July 6, 2006, and intends to use the net funds drawn for fixed and working capital needs. The principal amount of loans drawn under the agreement bear interest at a rate of 12% per annum (25% per annum following the occurrence of an event of default under the agreement) and mature on June 30, 2007. Any amounts that are repaid may not be re-borrowed. The Company intends to repay any loans out of its cash flow from operations.

The agreement contains provisions limiting the Company’s ability to, among other things, incur additional indebtedness, create liens, make loans, investments or guarantees, engage in mergers or acquisitions, sell assets, pay dividends on its capital stock and engage in transactions with affiliates. Pursuant to the terms of a Pledge Agreement between the Company and Dolphin and a Security Agreement among the Company, each of its U.S. operating subsidiaries and Dolphin, the loans will be secured by substantially all the assets of the Company and the Company’s U.S. operating subsidiaries, subject to the first priority security interest in such assets currently held by the Company’s senior commercial lender. The Company’s senior commercial lender and Dolphin have entered into a Subordination Agreement dated as of

June 30, 2006 which governs the rights of the Company’s lenders with respect to the collateral securing their respective loans to the Company.

Capital expenditures are anticipated to be approximately $3.9 million for 2006. They are mainly made for expansion, enhancements or upgrades of existing capacity including a major upgrade to our bridging equipment. These expenditures are anticipated to be funded through a combination of operations, available credit lines, and new credit sources. Our ability to successfully complete an equity or debt financing is dependent on a number of factors. There can be no assurances that we can successfully complete an equity or debt financing or that such financing can be obtained on terms and conditions that would be acceptable to us.

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

Due to this material weakness, we have reorganized our financial departments and segregated duties to better control financial procedures. The financial department has been strengthened through additional staffing, automated statement preparation has been improved, and process improvements are being implemented. For the quarter ended June 30, 2006, we performed additional analysis and other post close procedures to ensure that such financial statements were stated fairly in all material respects in accordance with U.S. generally accepted accounting principles.

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

Part II – Other Information

Item 6.	Exhibits:

Number	Description

Exhibit 3.2.1	Amendment to Bylaws

Exhibit 10.1	Waiver and Amendment Agreement dated June 12, 2006 with Silicon Valley Bank

Exhibit 10.2	Loan Agreement dated June 30, 2006 between the company and Dolphin Direct Equity Partners, LP (the “Loan Agreement”)

Exhibit 10.3	Security Agreement dated June 30, 2006, among the Company, the Company’s domestic operating subsidiaries and Dolphin Direct Equity Partner, LP

Exhibit 10.4	Pledge Agreement dated June 30, 2006 between the Company and Dolphin Direct Equity Partners, LP

Exhibit 10.5	Form of Term Promissory Note under the Loan Agreement

Exhibit 10.6	Subordination Agreement under the Loan Agreement

Exhibit 31.1	Rule 13a-14 certification of Chief Executive Officer (filed herewith)

Exhibit 31.2	Rule 13a-14 certification of Chief Financial Officer/principal financial officer (filed herewith)

Exhibit 32	Section 1350 certifications

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACT TELECONFERENCING, INC.

DATE: August 14, 2006	By:	/s/ Gene Warren
Gene Warren
Chief Executive Officer and Interim Chief Financial Officer (on behalf of the registrant and as principal financial officer)

Exhibit Index

Number	Description

Exhibit 3.2.1	Amendment to Bylaws

Exhibit 10.1	Waiver and Amendment Agreement dated June 12, 2006 with Silicon Valley Bank

Exhibit 10.2	Loan Agreement dated June 30, 2006 between the company and Dolphin Direct Equity Partners, LP (the “Loan Agreement”)

Exhibit 10.3	Security Agreement dated June 30, 2006, among the Company, the Company’s domestic operating subsidiaries and Dolphin Direct Equity Partner, LP

Exhibit 10.4	Pledge Agreement dated June 30, 2006 between the Company and Dolphin Direct Equity Partners, LP

Exhibit 10.5	Form of Term Promissory Note under the Loan Agreement

Exhibit 10.6	Subordination Agreement under the Loan Agreement

Exhibit 31.1	Rule 13a-14 certification of Chief Executive Officer (filed herewith)

Exhibit 31.2	Rule 13a-14 certification of Chief Financial Officer/principal financial officer (filed herewith)

Exhibit 32	Section 1350 certifications