Form 10-Q
period 2006-09-30
ACT TELECONFERENCING INC
filed 2006-11-14
CIK 918709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 9, 2006 16,847,370 shares of the issuer’s common stock were outstanding.

ACT TELECONFERENCING, INC.

FORM 10-Q

PART I – Financial Information

ACT Teleconferencing, Inc.

Consolidated Balance Sheets

In thousands except share data	September 30, 2006 (unaudited)	December 31, 2005*
Assets
Current assets:
Cash and cash equivalents	$2,538	$1,653
Accounts receivable (net of allowance for doubtful accounts of $524 and $413 in 2006 and 2005, respectively)	9,275	8,931
Prepaid expenses and other current assets	1,122	822

Total current assets	12,935	11,406
Equipment:
Telecommunications equipment	23,415	20,574
Software	8,131	7,329
Office equipment	11,357	10,550
Less: accumulated depreciation and impairment	(33,541)	(29,515)

Total equipment – net	9,362	8,938
Other assets:
Goodwill	1,070	1,045
Other long term assets	357	423

Total assets	$23,724	$21,812

Liabilities and shareholders’ deficit
Current liabilities:
Accounts payable	$2,895	$3,712
Accrued liabilities	4,744	5,394
Current debt due to a related party	—	7,000
Current portion of debt	4,864	3,245
Capital lease obligations due in one year	15	140
Income taxes payable	73	57

Total current liabilities	12,591	19,548
Long-term debt	661	470
Deferred income taxes	368	321
Convertible redeemable preferred stock and accrued preferred dividends; each share convertible into 100 shares of common stock; 169,000 shares authorized; 160,000 and 80,400 shares issued and outstanding in 2006 and 2005, respectively, liquidation preference $21,993 at September 30, 2006	20,840	7,824
Shareholders’ deficit:
Common stock, no par value; 50,000,000 shares authorized; 16,929,270 and 16,878,548 shares issued and 16,847,370 and 16,796,648 shares outstanding in 2006 and 2005	51,569	51,566
Treasury stock, at cost (81,900 shares)	(241)	(241)
Unearned compensation	78	—
Accumulated deficit	(66,784)	(62,141)
Accumulated other comprehensive income	4,642	4,465

Total shareholders’ deficit	(10,736)	(6,351)

Total liabilities and shareholders’ deficit	$23,724	$21,812

*	Amounts are derived from the audited financial statements for the year ended December 31, 2005.

See accompanying notes to consolidated financial statements.

ACT Teleconferencing, Inc.

Consolidated Statements of Operations

(Unaudited)

In thousands except share and per share amounts	For the three months ended September 30,		For the nine months ended September 30,
	2006	2005	2006	2005
Net revenues	$12,919	$12,259	$39,263	$38,509
Cost of services	8,010	7,933	24,740	24,324

Gross profit	4,909	4,326	14,523	14,185
Selling, general and administrative expense	4,264	5,694	13,777	15,533
Impairment of goodwill	—	7,091	—	7,091
Impairment of long-lived tangible assets	—	1,308	—	1,308
Restructuring costs	—	332	—	2,067
Provision for loss on related party receivable	—	—	—	306

Operating income (loss)	645	(10,099)	746	(12,120)
Other expenses
Interest expense, net	(110)	(1,210)	(370)	(2,588)
Foreign currency gain (loss)	(4)	107	1	(32)
Other income	264	—	264	—
Gain on extinguishment of notes payable	—	687	—	687

Net income (loss) before income taxes	795	(10,515)	641	(14,053)
Provision for income taxes	(96)	(63)	(204)	(460)

Net income (loss)	699	(10,578)	437	(14,513)
Preferred stock dividends:
Preferred dividend	(1,917)	(351)	(4,840)	(351)
Accretion to preferred shares	(80)	—	(240)	—

Net loss available to common shareholders	$(1,298)	$(10,929)	$(4,643)	$(14,864)

Weighted average number of shares outstanding — basic and diluted	16,824,766	16,761,562	16,806,124	16,761,196

Loss per share — basic and diluted	$(0.08)	$(0.65)	$(0.28)	$(0.89)

See accompanying notes to consolidated financial statements.

ACT Teleconferencing, Inc.

Consolidated Statements of Shareholders’ Deficit

(Unaudited)

In thousands – except share data	Common stock		Treasury stock	Accumulated deficit	Accumulated other comprehensive income	Comprehensive income	Total
	Shares	Amount
Balance at January 1, 2006	16,796,648	$51,566	$(241)	$(62,141)	$4,465		$(6,351)
Value of stock issued to employees and directors as compensation				78			78
Common stock issued	50,722	3					3
Preferred stock dividend and accretion to redemption value of convertible preferred stock				(5,080)			(5,080)
Comprehensive income
Net income				437		437	437
Other comprehensive gain, net of tax
Foreign currency translation					177	177	177

Comprehensive income						$614

Balance at September 30, 2006	16,847,370	$51,569	$(241)	$(66,706)	$4,642		$(10,736)

See accompanying notes to consolidated financial statements.

ACT Teleconferencing, Inc.

Consolidated Statements of Cash Flow

(Unaudited)

In thousands	For the nine months ended September 30
	2006	2005
Operating activities
Net income (loss)	$437	$(14,513)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation	2,501	3,095
Amortization of intangibles	80	290
Provision for loss on related party note receivable	—	306
Impairment and loss on disposal of assets	—	1,426
Impairment of goodwill	—	7,091
Amortization of debt costs	—	671
Deferred income taxes	29	144
Other, including stock based compensation expense and foreign currency transactions	77	241

Cash flow (use) before changes in operating assets and liabilities:	3,124	(1,249)
Changes in operating assets and liabilities:
Accounts receivable	(7)	(715)
Prepaid expenses and other assets	(256)	99
Accounts payable	(956)	(155)
Deferred income	—	(81)
Accrued liabilities	(902)	1,547
Income taxes payable	11	(6)

Net cash provided by (used for) operating activities	1,014	(560)
Investing activities
Equipment purchases	(2,700)	(326)

Net cash used for investing activities	(2,700)	(326)
Financing activities
Net proceeds from the issuance of debt and warrants associated with debt	22,485	77
Repayments of debt and capital leases	(23,934)	(7,609)
Net proceeds from the issuance of preferred stock	3,862	7,259

Net cash provided by (used for) financing activities	2,413	(273)
Effect of exchange rate changes on cash	158	(228)

Net increase (decrease) in cash and cash equivalents	885	(1,387)
Cash and cash equivalents beginning of period	1,653	2,740

Cash and cash equivalents end of period	$2,538	$1,353

Supplemental information:
Cash paid for
Interest	$370	$1,038
Non cash transactions:
Issuance of preferred stock	4,073	—
Repayment of debt	(4,073)	—

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

Basis of Presentation and Significant Accounting Policies

The accompanying unaudited condensed, consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2006, are not necessarily indicative of the results that may be expected for the year ended December 31, 2006. For further information, refer to the financial statements and footnotes included in our annual report on Form 10-K for the year ended December 31, 2005, and its amendments and subsequent filings.

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

Management is taking the following actions to improve the Company’s financial performance:

•	Expanding the Company’s sales effort by focusing on staff productivity.

•	Continuing growth under the AT&T audio outsourcing contract which runs through 2006 and with respect to which we are currently negotiating an extension. There can be no assurances that we will be successful in renewing or extending this contract or that a renewal or extension can be obtained on terms and conditions that would be acceptable to us.

•	Continuing the restructuring effort that began in late 2005 to move from a geographic to a functional management structure in order to drive revenue growth, obtain operating efficiencies and achieve cost reductions. This restructuring included the consolidation of operating centers in both Europe and North America.

•	Introducing a new reservationless video conferencing solution.

•	Upgrading its service delivery platform.

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

On July 15, 2005, we entered into a loan agreement with Dolphin for interim financing in the amount of $1.5 million with a 15% interest rate, which was used primarily for working capital purposes and was repaid out of the proceeds from the initial closing. Also, as of October 31, 2005, we entered into a second loan agreement with Dolphin for interim financing in the amount of $7.0 million. The loan carried a 12% interest rate and matured on the date of the second closing on the Dolphin preferred stock transaction in February 2006. Dolphin offset the amount outstanding on the loan at the time of the second closing against the purchase price owed to us by Dolphin for shares of preferred stock it purchased. The loan proceeds were used to satisfy the remaining amounts owed to the subordinated debt holders, pay fees related to the Dolphin transaction, and for working capital.

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

During the third quarter of 2005, we tested goodwill as a result of the Dolphin transaction, and determined that impairments existed in the values of our United Kingdom, Australia and Hong Kong audio reporting units, and our video reporting unit. The impairments in the audio units were due to price erosion and the loss of a major customer in the United Kingdom. The impairment in the video unit was the result of a drop in the unit’s revenue and profit, which mirrored industry performance. In the third quarter of 2005, we took $4.1 million in non-cash impairment charges in our audio units, and a $3.0 million charge in our video unit. As of September 30, 2005 and 2006, we had $1.0 million of goodwill remaining, which was in our North American audio reporting units.

The assumptions used in the related cash flows analysis included a 25% discount rate, and estimates for future revenue growth, growth margins, and effective tax rates based on our historical information.

Impairment of Long-lived Tangible Assets

During the third quarter of 2005, we tested long-lived tangible assets for impairment based on future estimated cash flows for each unit. If a unit did not have sufficient cash flows to support fixed asset values at September 30, 2005, we estimated the fair market values of the assets. As a result of this analysis, we determined that there was a $1.3 million impairment of fixed assets in 2005. There was no impairment during the nine months ended September 30, 2006.

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

Intercompany transactions between the Company and its foreign subsidiaries are billed at the foreign currency exchange rate in effect at the beginning of each month. Payments on intercompany accounts are settled using spot rates in effect at the date of settlement. Gains and losses resulting from these foreign currency transactions are included in the consolidated statement of operations. The foreign exchange gains (losses) arising from such transactions were approximately $1,000 and $(32,000) for the nine months ended September 30, 2006 and September 30, 2005, respectively.

Internal Use Software

We capitalize costs of materials, consultants, and payroll and payroll-related costs which are incurred in developing internal-use computer software, beginning once the application development stage is attained and continuing until the post-implementation/operation stage is achieved. Costs incurred prior to and after the establishment of the application development stage are charged to general and administrative expenses. We capitalized internal use software costs of $488,000 and $319,000 for the nine months ended September 30, 2006 and 2005, respectively.

Stock-Based Compensation

Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standard 123(R) “Share-Based Payment” (“SFAS 123R”) using the modified prospective transition method. In addition, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 “Share-Based Payment” (“SAB 107”) in March, 2005, which provides supplemental SFAS 123R application guidance based on the views of the SEC. Under the modified prospective transition method, compensation cost recognized in the period ended September 30, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted beginning January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Expected pre-vesting forfeitures were estimated based on actual historical pre-vesting forfeitures over the most recent periods ending September 30, 2006 for the expected option term. In accordance with the modified prospective transition method, results for prior periods have not been restated.

The adoption of SFAS 123R resulted in no stock compensation expense for the quarterly period ended September 30, 2006. For the nine months ended September 30, 2006, the Company recognized stock compensation expense of $78,000 which was recorded as selling, general and administrative expenses. This expense reduced basic and diluted earnings per share by $0.005 for the nine months, compared to reported basic and diluted loss per share of $0.28. The Company did not recognize a tax benefit from the stock compensation expense because the Company considers it is more likely than not that the related deferred tax assets, which have been reduced by a full valuation allowance, will not be realized.

The Black-Scholes option-pricing model was used to estimate the option fair values. The option-pricing model requires a number of assumptions, of which the most significant are, expected stock price volatility, and the expected option term (the amount of time from the grant date until the options are exercised or expire). The expected option term was calculated using the “simplified” method permitted by SAB 107.

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

Prior to the adoption of SFAS 123R, the Company presented any tax benefits of deductions resulting from the exercise of stock options within operating cash flows in the condensed consolidated statements of cash flow. SFAS 123R requires tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (“excess tax benefits”) to be classified and reported as both an operating cash outflow and a financing cash inflow upon adoption of SFAS 123R. As a result of the Company’s net operating losses, the excess tax benefits that would otherwise be available to reduce income taxes payable have the effect of increasing the Company’s net operating loss carry forwards. Accordingly, because the Company is not able to realize these excess tax benefits, such benefits have not been recognized in the condensed statement of cash flow for the quarterly period ended September 30, 2006.

For purposes of the pro forma disclosures below, the Company applied the intrinsic value method of accounting for stock options issued prior to January 1, 2006 as prescribed by APB 23. Since all options granted during the period ended September 30, 2005 had an exercise price equal to the closing market price of the underlying common stock on the grant date, no compensation expense was recognized. If compensation expense had been recognized based on the estimated fair value of each option granted in accordance with the provisions of SFAS 123 as amended by Statement of Financial Accounting Standard 148, our net loss and net loss per share would have been reduced to the following pro-forma amounts:

In thousands (000s) except per share amounts	For the three months ended September 30, 2005	For the nine months ended September 30, 2005
Net loss attributable to common shareholders, as reported	$(10,929)	$(14,864)
Deduct total stock-based employee compensation expense determined under fair value based method for all awards:	(114)	(376)

Pro forma net loss attributable to common shareholders	$(11,043)	$(15,240)

Loss per common share:
Reported	$(0.65)	$(0.89)
Pro forma	$(0.66)	$(0.91)

Pro forma compensation expense under SFAS 123, among other computational differences, does not consider potential pre-vesting forfeitures. Because of these differences, the pro forma stock compensation expense presented above for the period ended September 30, 2005 under SFAS 123 and the stock compensation expense recognized during the current quarterly period ended September 30, 2006 under SFAS 123R are not directly comparable. In accordance with the modified prospective transition method of SFAS 123R, the prior comparative quarterly results have not been restated.

The effects of applying SFAS 123R in calculating pro forma loss attributable to common stockholders and pro forma loss per share may not necessarily be indicative of the effects of applying SFAS 123R to future years’ earnings.

The following table summarizes stock options outstanding and changes during the nine months ended September 30, 2006:

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2006	2,011,583	$2.65
Granted	—	—
Exercised	—	—
Canceled or forfeited	(186,221)	3.22

Options outstanding at September 30, 2006	1,825,362	$2.60	6.40	$—

Options exercisable at September 30, 2006	1,825,362	$2.60	6.40	$—

The following table summarizes our stock options outstanding at September 30, 2006:

Exercise Price Range	Shares	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price
$1.00-$1.50	794,578	7.27 years	$1.26
$1.60-$2.50	498,000	7.69 years	$2.39
$2.75-$3.03	176,000	5.10 years	$2.88
$4.00-$5.00	193,175	3.72 years	$4.73
$5.25-$6.50	86,300	2.76 years	$5.74
$7.00-$9.00	77,309	2.49 years	$8.16

Total	1,825,362

For stock options granted during the first nine months of 2006 and 2005, the estimated fair value of our stock options and underlying assumptions are as follows:

	For the three months ended September 30				For the nine months ended September 30
	2006		2005		2006		2005
Weighted average fair value of options granted during the period	$	N/A	$	N/A	$	N/A	$1.32
Assumptions:
Risk free interest rate		N/A		N/A		N/A	3.0%
Expected dividend yield		N/A		N/A		N/A	0.0%
Volatility factor of the expected market price of our common stock		N/A		N/A		N/A	0.97
Weighted average expected life of options		N/A		N/A		N/A	1.0 year

No stock options were granted in the third quarter of 2005 or 2006.

Convertible redeemable preferred stock

On June 30, 2005, we entered into an agreement with Dolphin to sell up to 160,000 shares of the Company’s newly-created Series AA convertible preferred stock for an aggregate purchase price of $16.0 million. Our shareholders approved the transaction at a special shareholders’ meeting on August 15, 2005. This resulted in an initial closing on August 19, 2005 at which we issued 80,400 shares of preferred stock for $7.9 million in proceeds.

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

In the event of a liquidation event, each preferred share is entitled to receive cash in the amount of the stated value then in effect. A liquidation event is defined as the voluntary or involuntary liquidation, dissolution or winding up of the Company or a Change of Control. The liquidation value of the preferred shares as of September 30, 2006 was $22.0 million.

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

2. Restructuring Charges

During the first nine months of 2005, we recognized $2.1 million of operating costs related to restructuring of operating centers in Europe and North America. This consisted of $1.3 million for lease abandonment costs, $582,000 for severance and other labor related costs, and $224,000 for other costs.

3. Litigation

We are engaged in legal proceedings such as debt collection and employee dispute and arbitration. These are in the normal course of business and no current proceedings are deemed material to the business.

4. Earnings (Loss) Per Share

The conversion of outstanding options, warrants and convertible preferred shares has no impact on the calculation of earnings (loss) per share because they are anti-dilutive. On September 30, 2006, total outstanding common stock warrants and vested stock options were 4,332,864 and 1,825,362, respectively, and total outstanding convertible preferred shares and preferred stock warrants were 160,000 and 9,000, respectively. Each preferred share is convertible into common shares at the rate of $1.00 per common share, based on the stated value of the preferred shares.

5. Business Segment Analysis

Our decisions on resource allocation and performance assessment are primarily based on the market potential of each regional operating location. Each of the locations offers the same products and services, has similar customers and equipment, and is managed directly by our executives.

The following summary provides financial data for our operating segments for the three and nine-month periods ended September 30, 2006 and September 30, 2005 (in thousands):

		For the three months ended September 30, 2006					For the nine months ended September 30, 2006
Product Segment	Audio	Video	Subtotal	Corporate	Total	Audio	Video	Subtotal	Corporate	Total
Net revenues	$10,945	$1,974	$12,919	$—	$12,919	$32,141	$7,122	$39,263	$—	$39,263
Income (loss) before tax	1,882	41	1,923	(1,128)	795	4,181	141	4,322	(3,681)	641
Depreciation and amortization	573	88	661	96	757	1,795	339	2,134	352	2,486
Total assets	19,089	3,759	22,848	876	23,724	19,089	3,759	22,848	876	23,724

		For the three months ended September 30, 2005					For the nine months ended September 30, 2005
Product Segment	Audio	Video	Subtotal	Corporate	Total	Audio	Video	Subtotal	Corporate	Total
Net revenues	$10,097	$2,162	$12,259	$—	$12,259	$30,324	$8,185	$38,509	$—	$38,509
Impairment of goodwill	4,113	2,978	7,091	—	7,091	4,113	2,978	7,091	—	7,091
Restructuring charges	44	—	44	288	332	690	1,080	1,770	297	2,067
Income (loss) before tax	(4,452)	(3,281)	(7,733)	(2,782)	(10,515)	(3,291)	(4,382)	(7,673)	(6,380)	(14,053)
Depreciation and amortization	746	110	856	162	1,018	2,485	416	2,901	484	3,385
Total assets	20,664	3,670	24,334	1,274	25,608	20,664	3,670	24,334	1,274	25,608

The following summary provides financial data for significant geographic markets in which we operate (in thousands):

	For the three months ended				For the nine months ended
	September 30, 2006				September 30, 2006
Geographic Area	North America	Europe	Asia Pacific	Total	North America	Europe	Asia Pacific	Total
Net revenues	$8,580	$2,879	$1,460	$12,919	$25,845	$9,405	$4,013	$39,263
Long-lived assets	7,041	2,429	974	10,444	7,041	2,429	974	10,444

	For the three months ended				For the nine months ended
	September 30, 2005				September 30, 2005
Geographic Area	North America	Europe	Asia Pacific	Total	North America	Europe	Asia Pacific	Total
Net revenues	$7,219	$3,686	$1,354	$12,259	$23,195	$11,409	$3,905	$38,509
Long-lived assets	10,568	2,228	1,148	13,944	10,568	2,228	1,148	13,944

For the nine months ended September 30, 2006, the United States comprised approximately 56% of total company revenue and 84% of total North American revenue. The United Kingdom comprised approximately 20% of total company revenue and 85% of total European revenue. Canada comprised approximately 10% of total company revenue and 16% of North American revenue. Australia comprised approximately 7% of total company revenue and 70% of total Asia Pacific revenue.

Our largest customer accounted for 26% and 18% of consolidated revenues and our second largest customer accounted for 7% and 6% of consolidated revenues for the nine months ended September 30, 2006 and 2005, respectively. Our contracts with these customers run through the end of 2006. We are currently negotiating extensions to these contracts; however, there can be no assurances that we will be successful in renewing or extending these contracts or that renewals or extensions can be obtained on terms and conditions that would be acceptable to us.

6. Related Party Transactions

In July 2001 and subsequently in July 2002, the board of directors authorized a loan, with recourse, to one of the Company’s officers for a total amount of $466,757. The purpose of this loan was to assist the officer in exercising stock options. This loan is secured by a general pledge of personal assets of the officer, bears interest at 6%, and matures on November 1, 2006. The shares issued upon exercise of the stock options are recorded in shareholder’s equity but this transaction had no financial effect on shareholders’ equity as the loan is offset by the amounts recorded to common stock resulting from the exercise of the options. During the three months ended September 30, 2005, it was determined that the principal collateral of common stock had a valuation significantly below the value of the receivable and a provision of $306,000 was recorded.

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

On June 30, 2006, ACT Teleconferencing, Inc. entered into a Loan Agreement with Dolphin. The agreement provides for draws in minimum amounts of $500,000 up to a maximum aggregate principal amount of $1,500,000. The Company borrowed $500,000 under the Agreement on July 6, 2006 for fixed and working capital needs. The principal amount of loans drawn under the agreement bear interest at a rate of 12% per annum (25% per annum following the occurrence of an event of default under the agreement) and mature on June 30, 2007. Any amounts that are repaid may not be re-borrowed. The Company intends to repay any loans out of its cash flow from operations.

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

7. Gain Contingencies

During October, 2006 our UK subsidiaries filed amended tax returns and requests for refund of taxes paid in 2003 and 2004 of approximately $650,000. In addition we are filing for a refund of $50,000 for taxes deposited in 2005. These filings are based on our belief that charges from our U.S. Video operations were substantially less than the costs incurred. These requests are subject to review and ruling by the UK tax authorities, and at this point we cannot predict the outcome, and such amounts are not reflected in the financial statements.

The IRS has recently announced its intent to refund excise taxes paid on certain toll telephone services after February 28, 2003 (Internal Revenue Bulletin 2006-50). Due to early action on our part, we have been granted a refund for the entire first quarter of 2003 of approximately $30,000. We are currently in the process of evaluating our total potential recovery, but based on preliminary calculations we expect to claim an additional refund of approximately $270,000 for excise taxes paid during 2003, 2004, 2005 and 2006 at the time the 2006 federal tax return is filed. To that end, other income in the amount of $264,000 has been recorded for excise tax paid pertaining to years before 2006, and $36,000 has been credited to cost of services for the current period.

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

Business Operations

For the nine months ended September 30, 2006, our revenue was $39.3 million; an increase of $754,000 from the $38.5 million recognized for the same period in 2005. This increase is due to a $1.8 million (6%) increase in audio conferencing revenue offset by reduction in video conferencing revenue of $1.1 million (13%). The audio conferencing revenue gain reflects a substantial increase in volume, particularly from our outsourcing relationship with AT&T, offset by lower average prices and a decline in Europe due to the loss of a major customer in late 2005.

Gross profit increased by 2% to $14.5 million for the nine months ended September 30, 2006, compared to $14.2 million for the same period of the prior year. The gross margin remained stable at 37.0% of net revenues for both periods as the benefits of restructuring operations and lower telco costs have offset lower overall selling prices.

Significant restructuring activities have taken place during 2005 and 2006. These included the consolidation of operating centers in both Europe and North America and a reorganization of the global sales force aimed at greater productivity. During the first nine months of 2005 related restructuring costs were $2.1 million. There were no restructuring costs recognized during the first nine months of 2006. Additional cost reduction and efficiency programs are being implemented on an ongoing basis.

We achieved net income of $437,000 for the nine months ended September 30, 2006 compared to a net loss of $14.5 million in 2005. This was the result of a decrease in restructuring costs, a decrease in interest expense, and lower selling and administrative expenses.

Preferred stock dividends and accretion totaled $5.1 million for the nine months ended September 30, 2006 compared to $351,000 for the same period of 2005. These dividends represent non-cash increases in stated value of the preferred shares issued on August 19, 2005 and February 24, 2006.

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

Operating components as a percentage of sales

The following table outlines certain items in our income statement as a percentage of sales:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Net revenues	100%	100%	100%	100%
Cost of services	62	65	63	63

Gross profit	38	35	37	37
Selling, general and administrative expense	33	58	35	40
Impairment of goodwill	—	46	—	19
Impairment of long-lived tangible assets	—	10	—	3
Restructuring costs	—	3	—	6
Provision for loss on related party receivable	—	—	—	1

Operating income (loss)	5	(82)	2	(32)
Interest expense, net	(1)	(10)	(1)	(7)
Other income	2	—	1	—
Foreign currency gain	—	1	—	—
Gain on extinguishment of notes payable	—	5	—	2

Income (loss) before income taxes	6	(86)	2	(37)
Provision for income taxes	(1)	—	(1)	(1)

Net income (loss)	5	(86)	1	(38)
Preferred stock dividends	(15)	(3)	(13)	(1)

Net loss available to common shareholders	(10)%	(89)%	(12)%	(39)%

Revenue Trends

The following table shows quarterly revenue trends by major product segment:

(in 000s except minutes)	Q3 2006	Q2 2006	Q1 2006	Q4 2005	Q3 2005	Q2 2005
Audio conferencing services	$10,945	$10,783	$10,413	$10,178	$10,097	$10,359
Videoconferencing	1,974	2,957	2,191	2,277	2,162	2,860

Total	$12,919	$13,740	$12,604	$12,455	$12,259	$13,219

Total audio conferencing minutes (in millions)	97.0	94.0	88.9	82.4	75.1	77.5

Significant Accounting Policies

In December 2004, the FASB issued SFAS No. 123R. Effective January 1, 2006, the company has adopted SFAS 123R. SFAS 123R requires all share-base employee compensation, including grants of employee stock options, to be recognized in the financial statements based on grant date fair value. The Company applies SFAS No. 123R using the modified prospective method, recognizing compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Under SFAS 123R expected forfeitures are required to be estimated in determining periodic compensation expense. With adoption, compensation expense was recognized for stock options granted prior to January 1, 2006. The Company estimates the adoption of SFAS No. 123R will result in no additional stock-based compensation expense for the year ended December 31, 2006 beyond the $78,000 recognized during the first quarter.

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

Videoconferencing Services. We offer videoconferencing services through multipoint video bridging centers worldwide. We have video service delivery centers in the United States, United Kingdom, Singapore and Australia; and secondary network operating facilities in other locations. On February 8, 2006, we announced that we entered into a strategic partnership with Applied Global Technologies (“AGT”) to deliver a reservationless video solution to new and existing ACT customers.

Web Conferencing. ACT offers its global customers a suite of web-based conferencing products and services. Services include on-demand web conferencing (web-based visual plus telephone conference call), event web conferencing, as well as web casting or streaming services. These services are used by ACT customers globally to support Investor Relations, Medical Marketing, Distance Learning and Event programs. ACT has yet to realize significant revenues from these services and combines these services with audio and video conferencing, when applicable.

Significant Customers – For the nine months ended September 30, 2006, our two largest customers accounted for 26% and 7% of our revenues, respectively.

International Operations – International net revenue comprised 46% and 50% of our revenues in the first nine months of 2006 and 2005, respectively, and we anticipate that international sales will continue to account for a significant portion of our consolidated revenue. International conferences that are initiated outside the United States are denominated in local currency; similarly, operating costs for such conferences are incurred in local currencies. Our three largest international locations, based on total revenue, are the United Kingdom, Canada, and Australia, comprising 20%, 10% and 7% of our total revenue, respectively. Our international locations operate under local laws and regulations, and to our knowledge are in compliance with these laws and regulations.

Results of Operations

Nine months Ended September 30, 2006 compared to Nine months Ended September 30, 2005

Net Revenues. Net revenues increased to $39.3 million for the nine months ended September 30, 2006, compared to $38.5 million for the nine months ended September 30, 2005.

Audio conferencing revenues were $32.1 million for the nine months ended September 30, 2006 compared to $30.3 million for the same period of 2005, an increase of 6%. Audio conferencing revenue gain reflects a substantial increase in volume from our outsourcing relationship with AT&T, offset by lower average prices and a decline in Europe due to the loss of a major customer in late 2005. Audio conferencing accounted for 82% and 79% of our revenues for the nine months ended September 30, 2006 and 2005, respectively.

Videoconferencing revenue decreased by 13% to $7.1 million from $8.2 million and comprised 18% and 21% of total revenues for the nine months ended September 30, 2006 and 2005, respectively. This decrease reflects an overall contraction in service revenues for the videoconferencing industry.

For the nine months ended September 30, 2006, North America, Europe and Asia Pacific, our three primary geographic markets, generated 66%, 24% and 10% of total revenue, respectively. This compares with 60%, 30% and 10% for North America, Europe and Asia Pacific, respectively, for the same period of 2005.

Cost of Services. Cost of services increased slightly from $24.3 million and 63% of revenue for the nine months ended September 30, 2005, to $24.7 and 63% of revenue for the nine months ended September 30, 2006.

Gross Profit. Gross profit increased by 2% to $14.5 million for the nine months ended September 30, 2006, compared to $14.2 million for the same period of the prior year. The gross margin percentage remained stable at 37% for both periods. This reflects a shift in product mix toward reservationless services and lower revenue per minute, offset by operating cost reduction measures.

Selling, General and Administrative Expense. Selling, general and administrative expense for the nine months ended September 30, 2006 was $13.8 million compared to $15.5 million for the nine months ended September 30, 2005. This reflects 35% of net revenues for the nine months ended September 30, 2006 compared to 40% for the same period of 2005. This improvement is largely due to restructuring of both the global sales and management organizations for improved productivity.

Impairment of Goodwill. Goodwill impairment charges during the first nine months of 2005 were $7.1 million. $4.1 million of this was related to our audio reporting units, and $3.0 million related to our video reporting unit. There were no goodwill impairment costs during the first nine months of 2006.

Restructuring Charges. There were no restructuring costs during the first nine months of 2006 compared to $2.1 million in 2005. In 2005, these costs related primarily to consolidating our operating centers in Europe and North America and consisted of $1.3 million for lease abandonment, $582,000 for severance and other labor related expenses, and $224,000 for other costs.

Impairment of Long-lived Tangible Assets. In the third quarter of 2005, $1.3 million was charged to operations due to impairments of long-lived tangible assets. There were no impairments during the first nine months of 2006.

Provision for loss on related party receivable. During the nine months ending September 30, 2005, we recorded a $306,000 provision for a loss on a note receivable from a related party for a capital stock purchase (see “Note 6. Related Party Transactions”).

Interest Expense. Net interest expense decreased by 86% from $2.6 million for the nine months ended September 30, 2005 to $370,000 for the nine months ended September 30, 2006. This was primarily due to the payoff of substantially all debt reductions with the proceeds of the sale of Series AA preferred stock.

Other Income. Due to the IRS’s adoption of Internal Revenue Bulletin 2006-50, we have recorded $264,000 as other income for communications excise tax refunds for 2003 through 2005. See Note 7.

Gain on Extinguishment of Notes Payable. Gain on extinguishment of notes payable was $687,000 for the nine months ended September 30, 2005. No such charges were recorded in 2006.

Provision for Income Taxes. Income taxes decreased to $204,000 during the first nine months of 2006, from $460,000 during the first nine months of 2005. Current taxes are primarily due to taxable income in our Canadian affiliate; in 2005, taxes were also incurred by our United Kingdom affiliates. Income tax payments in other countries are expected to be insignificant due to domestic and international tax loss carry-forwards.

Net income (loss). Net income for the nine months ended September 30, 2006 was $437,000, compared with a net loss of $14.5 million for the same period of 2005. This was the result of restructuring and other cost reduction efforts, reduced interest expense, and other income.

Preferred Stock Dividends. Preferred stock dividends were $5.1 million for the nine months ended September 30, 2006 compared to $351,000 for the same period of 2005. These dividends represent non-cash increases to stated value of the preferred shares issued on August 19, 2005 and February 24, 2006, and the accretion to redemption value of the preferred shares.

Three Months Ended September 30, 2006 compared to Three Months Ended September 30, 2005

Net Revenues. Net revenues increased by 5% to $12.9 million for the three months ended September 30, 2006, compared to $12.3 million for the three months ended September 30, 2005.

Audio conferencing revenues were $10.9 million for the three months ended September 30, 2006 compared to $10.1 million for the same period of 2005, an increase of 8%. This increase is due to increased operator attended and automated conferencing volumes, partially offset by lower overall average prices and lower European revenue. Audio conferencing accounted for 85% and 82% of our revenues for the three months ended September 30, 2006 and 2005 respectively. Videoconferencing revenue decreased by 9% to $2.0 million from $2.2 million and comprised 15% and 18% of our revenues for the three months ended September 30, 2006 and 2005 respectively.

For the three months ended September 30, 2006, North America, Europe and Asia Pacific, our three primary geographic markets, generated 66%, 22% and 11% of total revenue, respectively. This compares with 59%, 30% and 11% for North America, Europe and Asia Pacific, respectively, for the same period of 2005.

Cost of Services. Cost of services increased from $7.9 million and 65% of revenue for the three months ended September 30, 2005, to $8.0 million and 62% of revenue for the three months ended September 30, 2006.

Gross Profit. Gross profit increased by 13% to $4.9 million for the three months ended September 30, 2006, compared to $4.3 million for the same period of the prior year. The gross margin percentage increased from 35% of net revenues in the third quarter of 2005 compared to 38% of revenue in the third quarter of 2006 for the reasons noted above.

Selling, General and Administrative Expense. Selling, general and administrative expense for the three months ended September 30, 2006 was $4.3 million compared to $5.7 million for the three months ended September 30, 2005. This reflects 33% of net revenue for the third quarter 2005 and 46% of revenue in the third quarter of 2006. The decrease is primarily attributable to decreased compensation and rent expense generated by the restructuring effort.

Impairment of Goodwill. Goodwill impairment charges during the three months ended September 30, 2005 were $7.1 million. $4.1 million of this was related to our audio reporting units, and $3.0 million related to our video reporting unit. There were no goodwill impairment costs during the same period of 2006.

Impairment of Long-lived Tangible Assets. In the third quarter of 2005, $1.3 million was charged to operations due to impairments of long-lived tangible assets. There were no impairments during the same period of 2006.

Restructuring Charges. There were no restructuring costs during the second three months of 2006 compared to $332,000 in 2005. In 2005, these costs related primarily to lease abandonment costs related to consolidating our operating centers in Europe and North America.

Interest Expense. Net interest expense decreased by 91% from $1.2 million for the three months ended September 30, 2005 to $110,000 for the three months ended September 30, 2006. This was primarily due to the payoff of debt with the $16 million proceeds from the sale of Series AA preferred stock.

Other Income. Due to the IRS’s adoption of Internal Revenue Bulletin 2006-25, we have recorded $264,000 as other income for communications excise tax refunds for 2003 through 2005.

Provision for Income Taxes. Income taxes increased to $96,000 during the third quarter of 2006, from $63,000 during the third quarter of 2005. Current taxes are primarily due to taxable income in our Canadian affiliate; in 2005, taxes were also incurred by our United Kingdom affiliates. Income tax payments in other countries are expected to be insignificant due to domestic and international tax loss carry-forwards.

Net income (loss). As a result of the factors discussed above, net income for the three months ended September 30, 2006 was $699,000, compared with a net loss of $10.6 million for the same period of 2005.

Preferred Stock Dividends. Preferred stock dividends were $2.0 million for the three months ended September 30, 2006 compared to $351,000 for the same period in 2005. These dividends represent non-cash increases to stated value of the preferred shares issued on August 19, 2005 and February 24, 2006, and the accretion to redemption value of the preferred shares.

Liquidity and Capital Resources

During the nine months ending September 30, 2006, we received and used cash proceeds as follows:

•	$1.0 million of net cash was provided by operating activities in 2006 versus a $0.6 million outflow in 2005. This consists of $3.1 million provided by earnings, (minus $1.2 million in 2005), offset by payment of $1.8 million in current liabilities and a $0.3 million increase in other current assets, primarily the excise tax refund (see Note 7).

•	Net cash used in investing activities was $2.7 million for the purchase of equipment and software.

•	Net cash provided by financing activities was $2.4 million. This primarily consisted of $3.9 million from the proceeds of the sale of Series AA preferred stock to non-Dolphin shareholders offset by the repayment of the bridge loan and net other current debt payments of approximately $1.5 million.

As of September 30, 2006, we had approximately $2.5 million in cash and cash equivalents.

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

On June 30, 2006, the Company entered into a Loan Agreement with Dolphin Direct Equity Partners, LP (“Dolphin”), which provides for draws in minimum amounts of $500,000 up to a maximum aggregate principal amount of $1,500,000. The Company borrowed $500,000 under the agreement on July 6, 2006 for fixed and working capital needs. The principal amount of loans drawn under the agreement bear interest at a rate of 12% per annum (25% per annum following the occurrence of an event of default under the agreement) and mature on June 30, 2007. Any amounts that are repaid may not be re-borrowed. The Company intends to repay any loans out of its cash flow from operations.

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

Capital expenditures are anticipated to be approximately $3.9 million for 2006. They are mainly made for expansion, enhancements and upgrades of existing capacity including a major upgrade to our bridging equipment. These expenditures are anticipated to be funded through a combination of operations, available credit lines, and the dolphin term loan facility.

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

Due to this material weakness, we have reorganized our financial departments and segregated duties to better control financial procedures. The financial department has been strengthened through additional staffing, automated statement preparation has been improved, and process improvements are being implemented. For the quarter ended September 30, 2006, we performed additional analysis and other post close procedures to ensure that the financial statements are stated fairly in all material respects in accordance with U.S. generally accepted accounting principles.

Changes in Internal Controls over Financial Reporting

There were no changes in internal controls over financial reporting identified in connection with the evaluation of our internal controls that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Given the identification of the material weakness described above, however, we have hired and will continue to hire experienced accounting staff to provide sufficient time and resources to review the consolidation and supporting financial statement disclosure schedules independent of the preparer, and to research accounting pronouncements applicable to our financial statements and underlying disclosures. Our remedial action will also establish corrective review procedures.

Part II – Other Information

Item 6. Exhibits:

Number	Description
Exhibit 3.1	Statement of correction to Articles of Incorporation

Exhibit 4.1	Second Amendment to Rights Agreement (incorporated by reference to Exhibit 4.1 to From 8-K filed with the SEC on September 14, 2006

Exhibit 10.1	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on October 12, 2006

Exhibit 31.1	Rule 13a-14 certification of Chief Executive Officer (filed herewith)

Exhibit 31.2	Rule 13a-14 certification of Chief Financial Officer/principal financial officer (filed herewith)

Exhibit 32	Section 1350 certifications

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACT TELECONFERENCING, INC.

DATE: November 14, 2006	By:	/s/ Gene Warren
Gene Warren
Chief Executive Officer and Chief Financial Officer (on behalf of the registrant and as principal financial officer)

Exhibit Index

Number	Description
Exhibit 3.1	Statement of correction to Articles of Incorporation

Exhibit 4.1	Second Amendment to Rights Agreement (incorporated by reference to Exhibit 4.1 to From 8-K filed with the SEC on September 14, 2006

Exhibit 10.1	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on October 12, 2006

Exhibit 31.1	Rule 13a-14 certification of Chief Executive Officer (filed herewith)

Exhibit 31.2	Rule 13a-14 certification of Chief Financial Officer/principal financial officer (filed herewith)

Exhibit 32	Section 1350 certifications