Form 10-K
period 2006-12-31
ACT TELECONFERENCING INC
filed 2007-03-30
CIK 918709

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of an “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐                    Accelerated filer  ☐                    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2006 was approximately $1 million based on the closing price of the Company’s common stock on the pink sheets of $.06 per share.

The number of shares outstanding of the Company’s Common Stock, no par value was 17,055,325 shares as of March 19, 2007.

ACT Teleconferencing, Inc.

Form 10-K

i

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

Overview

We are a full-service provider of audio, video, data and web-based conferencing services to businesses and organizations in North America, Europe and Asia Pacific. Our conferencing services enable our clients to cost-effectively conduct full service international conferences exchanging video, data and audio, by linking participants in geographically dispersed locations. We have service delivery centers in seven countries, sales presence in ten countries, and provide toll free dial in access from a total of 64 countries. Our primary focus is to provide high quality conferencing services to organizations such as professional service firms, investment banks, high tech companies, law firms, investor relations firms, telecommunications companies and other domestic and multinational organizations.

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

In 2002 we acquired Proximity, Inc., which provides room-based videoconferencing services in over 4,000 locations worldwide. With these acquisitions, we are able to offer a full range of video conferencing services to augment our existing audioconferencing services.

In 2002 we also signed an outsourcing agreement with AT&T Corporation (now AT&T, Services Inc.) to provide audioconferencing services to AT&T and its customers in over 60 countries outside of the United States. In 2004, this agreement was extended through 2006. In early 2007, this agreement was extended through December, 2008.

Our financial results for the last three fiscal years, including geographic breakdown, are presented under Item 15, Exhibits, Financial Statements and Schedules. Financial information regarding our segments is provided in Note 9 to the accompanying financial statements.

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

Our videoconferencing offerings include full-service advanced technical management features such as:

•	Operator-controlled conferences.

•	Continuous on-screen presence of all participants.

•	Reservations and scheduling management.

•	Global room reservations/rentals.

•	Video recording – DVD’s and cassettes.

•	Multiple line speeds and voice-activated switching controls.

•	Training, installation and maintenance of equipment.

•	Videoconferencing site certification.

•	Event management.

Revenue generation for videoconferencing is similar to audioconferencing, however the per-minute rate and transmission costs are higher. Although videoconferencing is more expensive than audioconferencing, the continued shift to Internet Protocol will decrease transport costs and associated revenues.

On February 8, 2006, we announced that we entered into a strategic relationship with Applied Global Technologies (“AGT”) to deliver a reservation-less video solution to new and existing ACT customers. This product compliments our attended suite of videoconferencing services.

Videoconferencing is the preferred medium in certain conferencing applications. Examples of professional and industry applications include: law (witness depositions), medicine (diagnosis and treatment through telemedicine), business (executive searches, meetings of executives, boards and committees), and education (distance learning discussions).

Web Conferencing. ACT offers its global customers a full suite of web-based conferencing products and services. Services include on-demand web conferencing (web-based visual plus audio conference call), event web conferencing, as well as web casting or streaming services. These services are used by ACT customers globally to support Investor Relations, Medical Marketing, Distance Learning and Event programs.

Strategy

Teleconferencing Market Growth Factors. We believe several key trends in today’s business world are driving growth in the world market for teleconferencing services:

•	Concerns about the time, costs and security risks associated with business travel.

•	The need for accelerated decision-making and the trend toward increased teamwork within companies.

•	Enhancements to the overall quality of audio, and ease of use of video and web conferencing.

•	Reduced costs of audio and data transmission.

•	Growth of the Internet as a viable medium for the efficient transport of large volumes of voice, video and data traffic.

•	Reduced costs of audio and videoconferencing hardware.

•	Globalization and the resulting demand for additional business communication.

Our Strategy. Our strategy is to capture the growth we expect in the world market for teleconferencing services by providing high quality conferencing with a broad product line globally. Specifically, we aim to:

•

Capitalize on the global market for teleconferencing through a local presence. We use regional service delivery centers staffed by in-country nationals, which allows us to operate in local time zones and provide local language services. We employ local management and staff to develop customer loyalty and improve local market penetration. Our network of regional centers provides our multinational conference customers with knowledgeable and consistent service regardless of the continent or time zone.

•

Develop and leverage our present distribution channels through major third-party outsource relationships. Outsourcing arrangements with telecom carriers allow us to concentrate on additional volume delivery to their major customers while they promote our conferencing services as part of an overall product portfolio.

•

Adapt and implement state-of-the-art and best-practices technology with equipment providers. Rather than independently invest in research and development for bridging hardware, we collaborate with equipment providers to improve our conferencing technology allowing us to focus R&D on proprietary systems and extending the functionality of the bridging platforms for proprietary purposes.

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

Sales and Marketing

Our global sales and marketing function targets customers through direct acquisition and channel partnerships. Because our revenues are generated on a worldwide basis and local countries have seasonal variations in business activity, there has been little consistent seasonal fluctuation in revenues on a worldwide basis, with the exception of revenue in Europe which typically slows down during the third quarter.

We attract our customers through direct and indirect sales efforts such as customer referrals, telemarketing, trade show promotions, and advertising. Our direct sales force focuses on multinational and mid-market accounts. We also have several outsource relationships with telecommunications companies globally.

Our customer base is approximately 4,700 established accounts ranging from small manufacturing firms to Fortune 500 companies. Each customer is unique, with end-user populations ranging from 20 to 20,000 users. We cross-sell services to our global customer base, and specialize in supporting vertical applications.

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

Global Accounts. Our global account managers are responsible for approximately 140 multinational accounts. We focus on the home country or headquarters of these multinationals as a base for developing our global business relationships. Each account manager deals with the customer’s home country office or headquarters when establishing service. All sales directors and staffs participate in the account acquisition and implementation globally.

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

Outsourced and Co-Marketing Relationships. We participate in outsourcing and co-marketing relationships with major telecommunications companies globally. We focus on building relationships with global customers that resell our audio teleconferencing services. Our customers sell the services which we then provide directly to their customers. AT&T is the largest of our customers with which we have such a relationship, and they are our largest customer overall. AT&T accounted for 25%, 19%, and 16%, of our consolidated revenues for the years ended December 31, 2006, 2005 and 2004.

Competition

We compete with major long distance telephone carriers, independently-owned conferencing companies, on-premises based audio and video bridge providers and private branch exchange equipment providers.

The principal competitive factors in the conferencing market are: price, service, quality, reliability, brand recognition, value added features and available capacity. The location of an operations center can also be a competitive factor, as a local presence will reduce transmission costs and reflect the language, accent or business practices of local customers. In certain cities and countries we have opened local sales offices to ensure that marketing is more personal and effective.

Our competition comes from large telephone companies such as British Telecom, AT&T, Inc., France Telecom, Deutsche Telekom, Telstra, and MCI. We also face competition from independent conferencing companies similar to us, including Premiere Conferencing, Intercall-West Corp., Conference Plus, Genesys, and Wire One. In the United States we also may face additional competition from the regional Bell operating companies.

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

Suppliers

We are not dependent on any single carrier or supplier for any of the services we sell. We have negotiated volume discounts with our primary long distance carriers and believe we could negotiate similar arrangements at similarly competitive prices with one or more other carriers should our current carriers be unable to continue to provide service at competitive prices. For example, we have a three-year agreement to purchase the bulk of our domestic network services from AT&T. However, we have the right to negotiate our commitments down to the level of actual usage — without penalty — in the event of a business downturn or volume reductions beyond our control. The equipment we purchase for use in our operations also is available from a variety of suppliers, some of which compete in the teleconferencing services business.

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

Employees

As of December 31, 2006 we had a total of 324 full-time equivalent employees worldwide. None of our employees are represented by labor unions. We do, however, have a substantial number of employees in countries outside of the United States and Canada. In some of these markets local governmental regulation provides employees with rights related to their employment that exceed what is generally available in the United States. We have not experienced any work stoppages and consider our employee relations to be good.

Long Lived Assets

At December 31, 2006, we had $10.5 million in long-lived assets. $5.4 million were located in the United States. $5.1 million were located at foreign affiliates - $2.4 million in the United Kingdom, $1.7 million in Canada, $700,000 in Australia, and $400,000 in other countries.

Item 1A.	Risk Factors

Please refer to “RISK FACTORS” on page 20.

Item 1B.	Unresolved Staff Comments

On November 3, 2006, we received a comment letter from the Securities and Exchange Commission (“SEC”) related to various issues with respect to our public filings. We responded to the SEC on December 22, 2006. Subsequently, on January 19, 2007 and March 20, 2007, we received additional comment letters from the SEC on these and other matters. We responded to the January 19, 2007 comment letter on February 16, 2007, and provided the SEC with supplemental analyses and information requested by the SEC in these comment letters.

As of the date of the filing of this report on Form 10-K, we are drafting our response to the comment letter received on March 20, 2007. We will continue to work to resolve these comments with the SEC.

Item 2.	Properties

At December 31, 2006, we leased office and service delivery space at all of our locations which are listed in the table below.

Location	Country	Description	Year Established
Golden	United States	Sales and service delivery	1990
London	United Kingdom	Sales and service delivery	1992
Amsterdam	Netherlands	Sales	1995
Sydney	Australia	Sales	1997
Toronto	Canada	Sales	1998
Frankfurt	Germany	Sales	1998
Adelaide	Australia	Service delivery	1999
Hong Kong	China	Sales and service delivery	1999
Andover	United States	Sales and service delivery	2001
Singapore	Singapore	Sales and service delivery	2001

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

We have received letters from A2D, L.P., an affiliate of Ronald A. Katz Technology Licensing, L.P., alleging that some of our conferencing services may violate their patents and inviting us to purchase licenses from them. We continue to monitor this matter, and no legal proceedings have been instituted at this time.

Due to the inherent uncertainties of litigation, we are unable to predict the outcome of any potential litigation as a result of any of these claims, and any adverse outcome could have a material effect on our business, financial condition and results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders

Our 2006 annual meeting of shareholders was held on December 14, 2006 in Golden, Colorado. There were three voting groups relevant for purposes of this annual meeting: (1) shares of common stock voting as a separate voting group or class, which we refer to as the Common Voting Class; (2) shares of Series AA convertible preferred stock voting as a separate voting group or class, which we refer to as the Preferred Voting Class; and (3) shares of common stock and shares of Series AA convertible preferred stock voting together as a single voting group or class (with the preferred stock voting on as as-converted to common stock basis), which we refer to as the Combined Voting Class. The Common Voting Class voted in respect of the proposal to increase the number of authorized shares of common stock (Proposal 3); the Preferred Voting Class voted in respect of the proposal to change the conversion rights of the holders of our Series AA convertible preferred stock (Proposal 4); and the Combined Voting Class voted in respect of all of the proposals.

The matters submitted for a vote at the meeting and the related election results were as follows:

1. Amendment to Restated Articles of Incorporation to Eliminate Staggered Terms for Directors

Combined Voting Class:	For	Against	Abstain	Broker Non-votes
	35,333,015	635,811	562,164	—

2. Election of Three Directors

Combined Voting Class:	Name		For	Withheld
	Malcolm M. Aslin		36,493,583	37,550
	Peter E. Salas		36,444,803	86,330
	Carlos P. Salas		36,259,823	271,310

Each of Messrs. Bailey, Shepherd and Warren’s and Ms. Perry’s terms of office as a director continued after the annual meeting.

3. Amendment to Restated Articles of Incorporation to Increase to 250,000,000 the Number of Shares of Common Stock Authorized to be Issued

Combined Voting Class:	For	Against	Abstain	Broker Non-votes
	33,988,562	1,399,259	118,655	—

Common Voting Class:	For	Against	Abstain	Broker Non-votes
	12,922,449	1,399,259	118,655	—

4. Amendment to Restated Articles of Incorporation to Change the Conversion Rights of Series AA Convertible Preferred Stock

Combined Voting Class:	For	Against	Abstain	Broker Non-votes
	23,041,208	656,989	544,219	11,264,060

Preferred Voting Class:	For	Against	Abstain	Broker Non-votes
	148,196	25	1,184	—

5. Amendment to Restated Articles of Incorporation to Align Shareholder Voting Requirements with Current Colorado Law

Combined Voting Class:	For	Against	Abstain	Broker Non-votes
	23,521,432	658,785	62,200	11,264,060

6. Approval of Amended and Restated Articles of Incorporation

Combined Voting Class:	For	Against	Abstain	Broker Non-votes
	35,079,892	882,975	568,264	—

7. Amendment to 2004 Equity Incentive Plan to Increase to 7,500,000 the Number of Shares of Common Stock Authorized to be Issued Thereunder

Combined Voting Class:	For	Against	Abstain	Broker Non-votes
	22,722,506	1,344,955	174,955	11,264,060

8. Ratification of the Company’s Independent Registered Public Accounting Firm

Combined Voting Class:	For	Against	Abstain	Broker Non-votes
	36,402,379	20,154	108,600	—

Executive Officers of the Registrant

Name	Age	Position
Peter E. Salas (1)	52	Chairman of the Board of Directors and Interim Principal Executive Officer
Rick Fresia	51	Chief Financial Officer
Mark K. Kelly	43	Chief Operating Officer

(1)	Information regarding Mr. Salas is provided under Part III, Item 10 below.

Rick Fresia, age 51, was appointed as our Chief Financial Officer November 28, 2006. From February 2004 to January 2005, Mr. Fresia served as Vice President of Finance and from January 2005 to June 2006, he served as Chief Financial Officer for HealtheTech, Inc., a public company. Prior to HealtheTech, Inc., Mr. Fresia served as Executive Vice President and Chief Financial Officer for Expanets, Inc., a privately-held company with annual revenues in excess of $700 million from April 2002 to May 2003. At Expanets, Mr. Fresia led a team of more than 150 financial professionals across 20 geographic regions and oversaw the financial turnaround of this company in preparation for the sale of the company to Avaya, Inc. Previously, Mr. Fresia served as Executive Vice President and Chief Financial Officer of QCS from 1999 to 2002. A CPA, inactive, Mr. Fresia holds a Bachelor of Science degree in Accounting from Bentley College in Waltham, Massachusetts and a Master of Business Administration from Boston University.

Mark K. Kelly, age 43, was appointed our Chief Operating Officer on March 19, 2006, and previously served as our Vice President of Technology and Chief Technology Officer since January 2005. Mr. Kelly joined us in 1998 as Director of IT, following our acquisition of AMC Teleconferencing, a Canadian teleconferencing company that Mr. Kelly founded and for which he served as Vice President of Engineering. Prior to AMC, he was Research and Development Manager for Northern Telecom’s audio bridging systems business for five years. Mr. Kelly received a Bachelors degree in Physics from the University of Waterloo in Waterloo, Ontario.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is quoted on the Pink Sheets and the OTC Bulletin Board (the “OTCBB”). On March 7, 2007, the high and low bid quotations for our common stock as reported on the OTCBB were $0.15 and $0.12 per share, respectively. These over the counter market quotations reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions.

	High	Low
Fiscal year ended December 31, 2005
First Quarter	$1.41	$0.51
Second Quarter	.82	.33
Third Quarter	.72	.35
Fourth Quarter	.65	.18
Fiscal year ended December 31, 2006
First Quarter	$0.23	$0.13
Second Quarter	.16	.06
Third Quarter	.11	.05
Fourth Quarter	.14	.07

Shareholders. As March 15, 2007 we had approximately 356 common shareholders of record.

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

Performance Graph

The following compares total shareholder return on our common stock at each year end, since 2001, to the Nasdaq Composite Index (U.S. and foreign companies) and the Nasdaq Telecommunications Index. The graph assumes that $100 was invested in our common stock on December 31, 2001 in the Nasdaq Composite Index and in the Nasdaq Telecommunications Index. The closing stock price on December 29, 2006, the last trading day of the company’s 2006 fiscal year, was $0.085.

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

	Year ended December 31,
	2006	2005	2004	2003	2002
	(in thousands, except per share data)
Consolidated statement of operations data :
Net revenues	$53,621	$50,964	$53,540	$55,751	$53,872
Operating expenses	52,147	66,911	71,974	60,329	59,923
Operating income (loss)	1.474	(15,947)	(18,434)	(4,578)	(6,051)
Net income (loss)	1,797	(18,153)	(21,164)	(8,493)	(7,648)
Net loss available to common shareholders	(5,464)	(19,405)	(21,164)	(8,493)	(7,648)
Net loss per share
Basic	$(0.32)	$(1.16)	$(1.41)	$(0.90)	$(0.93)
Diluted	$(0.32)	$(1.16)	$(1.41)	$(0.90)	$(0.93)
Consolidated balance sheet data:
Total assets	$24,550	$21,812	$38,518	$54,623	$59,459
Total short term debt and capital leases	3,407	10,385	16,026	7,781	5,019
Total long term debt and capital leases	661	470	201	10,667	10,053
Convertible, redeemable preferred stock	23,020	7,824	—	—	2,698
Shareholders’ equity (deficit)	$(11,552)	$(6,351)	$12,817	$22,110	$24,841

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

This resulted in $7.1 million in goodwill impairment charges, $2.2 million of restructuring costs, and $4.5 million of impairment charges related to equipment being recognized in 2005. Our analysis in 2006 determined that no additional impairment of goodwill was required.

Management is taking the following actions to improve the Company’s financial performance:

•	Improving the Company’s sales effort by focusing on staff productivity.

•	Continuing growth under the AT&T audio outsourcing contract which runs through 2008.

•

Continuing the restructuring effort that began in late 2005 to move from a geographic to a functional management structure in order to drive revenue growth, obtain operating efficiencies and achieve cost reductions. This restructuring included the consolidation of operating centers in both Europe and North America.

•	Enhancing a new reservationless video conferencing solution.

•	Renegotiating contracts with network service providers to lower the cost of service delivery.

•	Upgrading its service delivery platform.

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

Significant Accounting Policies

Internal Use Software—Under the guidance provided in Statement of Position 98-1, we capitalize costs incurred in developing internal use computer software. We capitalized internal use software development costs of approximately $668,000, $459,000, and $700,000 for the years ended December 31, 2006, 2005, and 2004, respectively.

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

As required by SFAS 142, we have completed our initial goodwill impairment test at least annually. As a result of this testing, we recorded $13.6 million in goodwill impairment charges in 2004, $7.1 million in 2005, and none in 2006.

As of December 31, 2006, we had a total of $1.0 million in net goodwill.

Foreign Currency Conversion—ACT Teleconferencing, Inc. and its U.S. subsidiaries (“ACT”) use the U.S. dollar as their functional currency and its international subsidiaries use their local currencies as their respective functional currencies. Financial statements of foreign subsidiaries are translated into U.S. dollars at current rates, except that revenues, costs and expenses are translated at average exchange rates effective during the year.

Intercompany transactions between ACT and its affiliates are billed at current monthly rates. Payments on intercompany accounts are settled using spot rates in effect at the date of settlement. Gains and losses resulting from these foreign currency transactions are included in the consolidated statement of operations. The foreign exchange gain (loss) arising from such transactions was $145,000, $28,000, and ($170,000) for the years ended 2006, 2005, and 2004 respectively.

The effect of translating all other accounts of ACT’s foreign subsidiaries into U.S. dollars has been included in stockholders’ equity as a cumulative foreign currency translation adjustment. Prior to 2003, ACT treated intercompany transactions as investments, and translation adjustments of those accounts were also included in the cumulative foreign currency translation adjustment. Cumulative foreign currency translation adjustments for the years ended December 31, 2006, 2005 and 2004 were $115,000, ($380,000) and $4.1 million respectively.

Employee Stock Options— Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standard 123(R) “Share-Based Payment” (“SFAS 123R”) using the modified prospective transition method. In addition, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 “Share-Based Payment” (“SAB 107”) in March, 2005, which provides supplemental SFAS 123R application guidance based on the views of the SEC. Under the modified prospective transition method, compensation cost recognized in the year ended December 31, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted beginning January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Expected pre-vesting forfeitures were estimated based on actual historical pre-vesting forfeitures over the most recent periods ending December 31, 2006 for the expected option term. In accordance with the modified prospective transition method, results for prior periods have not been restated.

The adoption of SFAS 123R resulted in $145,000 of stock compensation expense for the year ended December 31, 2006 which was recorded as selling, general and administrative expenses. This expense reduced basic and diluted earnings per share by $0.01 for the year, compared to reported basic and diluted loss per share of $0.32. The Company did not recognize a tax benefit from the stock compensation expense because the Company considers it is more likely than not that the related deferred tax assets, which have been reduced by a full valuation allowance, will not be realized.

Certain prior year amounts have been reclassified to conform to the current year presentation.

Significant Business Activities

During 2006 and the first quarter of 2007, the following developments were of significance:

•

We experienced an increase in volume and revenues from our global conferencing platform due to increasing usage from our outsourcing relationship with AT&T. We renewed this agreement and estimate this channel will continue to grow in 2007 and beyond. Revenues will depend upon customer usage. Because the contract includes a termination clause there can be no assurance that it will continue until the end of its extension period in December 2008.

•

During 2006, our videoconferencing revenues fell by 1%. This decline reflects a relatively low level of marketing support in this segment, partially offset by $1.9 million of initial video equipment sales to new video customers.

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

•

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

The following table summarizes our most important revenue trends:

	2006	2005	2004	2003
	($ in thousands)
Revenues
Audioconferencing/other revenues*	$29,279	$29,830	$29,086	$29,644
Global Services Channel (audioconferencing)**	13,949	10,672	10,037	7,545

Audioconferencing subtotal	43,228	40,502	39,123	37,189
Videoconferencing	10,393	10,462	14,417	18,562

Total revenues	$53,621	$50,964	$53,540	$55,751

Revenue Growth Percentage	5.0%	(5.0)%	(4.0)%	3.5%

*	Excluding Global Services

**	Principally AT&T and global customers.

AT&T Outsourcing Contract

ACT and AT&T jointly determined that our worldwide teleconferencing network with established and dedicated local facilities would be an effective way to provide conferencing services to those subsidiaries of American multinationals who were already AT&T customers in the U.S. but who require conferencing services overseas. Accordingly, we executed the first global outsourced services agreement with AT&T in 2002.

We started implementing this outsource contract in August 2002 and have seen volume and revenue growth since then. The outsourcing contract requires ACT to provide detailed levels of quality, sales and service positioning, customer provisioning and comprehensive pricing for a number of different conferencing products, services and applications. Although the contract contains certain termination clauses and no guaranteed volumes, the Company anticipates continued volume and revenue growth at least through 2008. ACT believes that the strong relationship that has developed between the contracting parties will continue to grow. In early 2007, the contract was extended through December, 2008.

Audioconferencing Outlook

Automated voice conferencing volumes continued to grow at a rapid rate in 2006 and pricing remained competitive. Most of our U.S. and Canadian customers have already made the transition to automated services, and we now expect strong growth in automated services in the European and Asia Pacific markets over the next few years. We expect that the growth of automated services at reduced prices will continue unabated, but the emergence of this product line nevertheless has highlighted some fundamental applications whereby operator-attended services will continue to be required by our customers. Our strategy remains to provide a broad range of services to our customers which fit their different communications needs. We expect our automated services and our fully-attended offering to continue to complement each other.

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

Videoconferencing Outlook

Total videoconferencing revenues fell by 1% in 2006 compared to 2005, and now comprise approximately 19% of our total revenues. The decrease reflects a relatively low level of marketing support in this segment, partially offset by $1.9 million of initial video equipment sales to new video customers.

We have implemented and identified further cost reduction and network rationalization in our videoconferencing business. We have also identified new major outsourcing opportunities and opportunities to cross-sell our services between audioconferencing and videoconferencing. We have established a relationship with Applied Global Technologies (“AGT”) to resell their unattended video services. We are exploring other outsourcing opportunities to lower our operating costs.

Many applications which were previously more suited to a videoconference can now be effected by combining voice and web conferencing at a lower cost. We believe therefore that videoconferencing will continue to only be used in certain situations where it is specifically required by business executives. We expect that web and audioconferencing will be used in most other conferencing situations.

Results of Operations

Fiscal Year Ended December 31, 2006, compared to Fiscal Year Ended December 31, 2005

Audio conferencing revenues increased to $43.2 million from $40.5 million for the years ended December 31, 2006 and 2005, respectively. The increase is due to increased operator attended and automated conferencing minutes, partially offset by lower average revenue per minute due to increased price competition. Volume increases accounted for roughly $8.1 million in increased revenue, pricing concessions eroded the increase by about $9.1 million. We expect the trend of increased volume at lower price per minute to continue in the near term. Other enhanced services increased by approximately $1.5 million. Audio conferencing accounted for 81% and 79% of our revenues for the years ended December 31, 2006 and 2005, respectively.

Videoconferencing revenue decreased by 1% to $10.4 million from $10.5 million and comprised 19% and 21% of total revenues for the years ended December 31, 2006 and 2005, respectively. This decrease reflects a relatively low level of marketing support in this segment, partially offset by the initial sales of video equipment to new customers.

For the year ended December 31, 2006, North America, Europe and Asia Pacific, our three primary geographic markets, generated 65%, 25% and 10% of total revenue, respectively, compared to 61%, 29%, and 10% in 2005. In 2006, the United States accounted for 55% of our revenue, the United Kingdom 25%, Australia 7%, Canada 10%, and all other countries combined accounted for 3%.

Cost of Services. Cost of services increased from $32.1 million and 63% of revenue for the year ended December 31, 2005, to $33.6 million and 63% of revenue for 2006. While the dollar amount increased, the percent of sales remained constant, reflecting a decrease due to restructuring activities during 2005, offset by higher long distance charges related to increased audio minute volumes.

Gross Profit. Gross profit increased by 6% from $18.9 million for the year ended December 31, 2005, to $20.0 million for the year ended December 31, 2006. Gross profit as a percentage of net revenue remained stable at 37% for both periods.

Selling, General and Administrative Expense. Selling, general and administrative expense for the year ended December 31, 2006 was $18.6 million or 35% of revenue, compared to $20.5 million or 40% of revenue for 2005. These costs have decreased due to the restructuring activities in 2004 and 2005, partially offset by stock-based compensation expense recorded under SFAS 123(R).

Operating Income (loss). We recorded an operating income of $1.5 million for the year ended December 31, 2006, compared to an operating loss of $15.9 million for the year ended December 31, 2005. This is mainly due to lower operating costs and improvements from the restructuring efforts of 2004 and 2005.

Interest Expense. Net interest expense decreased from $2.9 million for the year ended December 31, 2005 to $408,000 for 2006. This is primarily due to a shift in our financing from debt to equity financing.

Income (Loss) Before Income Taxes. We recorded an income before income taxes of $1.5 million for the year ended December 31, 2006 compared to a loss before income taxes of $17.9 million for 2005. This is mainly due to lower operating costs and no new impairment charges in 2006 compared to 2005. The income is distributed $3.9 million to our Audio division, $2.8 million to our Video division and ($5.2) million for corporate charges compared to $4.7 million, $5.1 million and $8.2 million loss for the year ended December 31, 2005, respectively.

In the Audio division, the income is primarily due to the absence of impairment and restructuring charges in 2006 compared to $9.3 million in 2005 partially offset by higher long distance charges related to increased audio minute volumes.

In the Video division, the income is primarily due to one-time video equipment sales of $1.9 million.

Corporate loss before tax was $5.2 million for December 2006 compared to $8.2 million for December 31, 2005. The change is primarily the result of lower interest expense.

Benefit (provision) for Income Taxes.

We reported an income tax benefit of $303,000 for 2006 compared to income tax expense of ($248,000) for 2005. The tax benefit for 2006 is principally the result of tax refunds approximating $390,000 in the United Kingdom related to favorable resolutions of claims we asserted for tax years 2005 and 2004.

Net Income (loss). We recorded a net income of $1.8 million for 2006 compared to a net loss of $18.2 million in 2005. This improvement is the result of a decrease in costs due to restructuring activities, decreased goodwill impairment charges, and decreased interest expense partially offset by an increase in stock based compensation expense recorded under FASB 123(R).

Preferred Stock Dividends. Preferred stock dividends were $7.2 million for the year ended December 31, 2006 compared to $1.2 million for the year ended December 31, 2005. These dividends represent non-cash increases to stated value of the preferred shares issued during 2005 and 2006 as a result of the Dolphin transaction, and the accretion to redemption value of the preferred shares.

Net Loss Available to Common Shareholders. The net loss available to common shareholders for the year ended December 31, 2006 was $5.5 million, compared with a net loss of $19.4 million in 2005.

Fiscal Year Ended December 31, 2005, compared to Fiscal Year Ended December 31, 2004

Audio conferencing revenues increased to $40.5 million from $39.1 million for the years ended December 31, 2005 and 2004, respectively. The increase is due to increased operator attended and automated conferencing minutes, partially offset by lower average revenue per minute due to increased price competition. Volume increases accounted for roughly $7.2 million in increased revenue, pricing concessions eroded the increase by about $4.8 million, Concert revenues increased $0.6 million, and the loss of the $1.6 million one-time 2004 deferred revenue made revenue change. We do expect the trend of increased volume at lower price per minute to continue in the near term. Audio conferencing accounted for 79% and 73% of our revenues for the years ended December 31, 2005 and 2004, respectively. Excluding $1.6 million in non-cash deferred audio conferencing revenue recognized in 2004, audio conferencing revenue increased by 8%, as follows:

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

Videoconferencing revenue decreased by 27% to $10.5 million from $14.4 million and comprised 21% and 27% of total revenues for the years ended December 31, 2005 and 2004, respectively. This decrease reflects a relatively low level of marketing support in this segment, partially offset by initial purchase of video equipment

For the year ended December 31, 2005, North America, Europe and Asia Pacific, our three primary geographic markets, generated 61%, 29% and 10% of total revenue, respectively, compared to 60%, 28%, and 12% in 2004. In 2005, the United States accounted for 50% of our revenue, the United Kingdom 24%, Australia 8%, Canada 11%, and all other countries combined accounted for 7%.

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

Loss Before Income Taxes. Our loss before income taxes decreased from $21.1 million for the year ended December 31, 2004 to $17.9 million for 2005. This is mainly due to lower operating costs and impairment charges in 2005 compared to 2004. The loss is distributed $9.3 million to our Audio division, $6.3 million to our Video division and $2.3 million for corporate charges compared to $7.7 million, $10.5 million and $8.2 million loss for the year ended December 31, 2004, respectively.

In the Audio division, the loss is primarily due to increased selling, general and administration expenses in 2005, gross profit having increased from $14.8 million in 2004 to $16.6 million in 2005. In 2005, we incurred $25.6 of selling, general and administration costs including $9.3 million in impairment and restructuring charges compared to $22.6 million in 2004.

In the Video division, the loss is primarily due to decreased gross profit. The $4.0 million decline in revenue did not offset the $3.4 million decline in selling, general and administration expenses in 2005. 2005 selling, general and administration expenses of $6.3million (including $4.5 million in impairment and restructuring charges) is down from $13.8 million in 2004.

Corporate loss before tax is primarily interest expense.

Provision for Income Taxes. Provision for income taxes increased to $248,000 for 2005 compared to $88,000 for 2004. These taxes are due to taxable income in our United Kingdom and Canada subsidiaries. Income tax payments in other countries were relatively insignificant due to domestic and international tax loss carry-forwards.

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

Liquidity, Capital Resources and Cashflow

For the year ended December 31, 2006 we generated and used cash proceeds as follows:

•

$3.1 million of net cash was generated by operating activities. This consists of $5.2 million from operations before changes in operating assets and liabilities, offset by $2.1 million used by changes in such assets and liabilities as detailed in the Statements of Cash Flows.

•	Net cash used in investing activities was $3.2 million due to purchases of equipment and software.

•

$0.4 million was provided from financing activities. This consisted of $3.9 million from the proceeds of the sale of Series AA preferred stock to non-Dolphin shareholders and borrowings on the line of credit of $22.4 million, offset by the cash payoff of the Dolphin debt ($2.9 million), paydowns on the line of credit of $23.0 million and net other current debt payments of approximately $175,000. In a non-cash transaction, $4.1 million due from Dolphin for the purchase of our Series AA preferred stock was used to offset the remainder of the $7.0 million we owed Dolphin.

As of December 31, 2006, we had approximately $2.3 million in cash and cash equivalents.

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

In December, 2006, the Company entered into an Invoice Financing Service Agreement with HSBC Invoice Finance (UK) Limited, for a £300,000 line of credit. The line bears interest at 2% over the HSBC plc base rate and is secured by the Company’s accounts receivable in the United Kingdom. No amounts were borrowed under this line in 2006.

We believe that we will continue to improve our operating performance in 2007 based on actions that have been taken and the following considerations:

We are taking the following actions to improve our financial performance:

•	Improving the Company’s sales effort by focusing on staff productivity.

•	Continuing growth under the AT&T audio outsourcing contract which runs through 2008

•

Continuing the restructuring effort that began in late 2005 to move from a geographic to a functional management structure in order to drive revenue growth, obtain operating efficiencies and achieve cost reductions. This restructuring included the consolidation of operating centers in both Europe and North America.

•	Enhancing a new reservationless video conferencing solution.

•	Upgrading its service delivery platform.

The financial statements do not include any adjustments that could be required if we were unable to continue as a going concern. We have recorded net losses of $18.2 million and $21.2 million in 2005 and 2004, respectively.

Our independent auditors have expressed doubt about our ability to continue as a going concern. Their reports include an explanatory paragraph stating there is substantial doubt about our ability to continue as a going concern because we have incurred losses from operations historically, and our total liabilities exceed our total assets.

The terms of our Series AA Preferred Stock provide that the holders of a majority of the outstanding shares of Series AA Preferred Stock may require us, at any time after the fifth anniversary of the initial issuance date of shares of the preferred stock, to redeem all but not less than all outstanding shares of Series AA Preferred Stock at a price equal to the stated value of such shares then outstanding. This series of preferred stock currently has an aggregate stated value of $24.1 million, and due to the effect of the scheduled increases to the stated value of the preferred stock, the aggregate stated value of the shares of Series AA Preferred Stock outstanding on August 19, 2010, the fifth anniversary of the initial issuance date of shares of the preferred stock, will exceed $91.1 million. This figure exceeds cash, cash equivalents and borrowings currently available to us, and we are unlikely to be able to arrange for financing in sufficient amount to meet this obligation. In the event the requisite holders of shares of our Series AA Preferred Stock exercise their right to require us to redeem the preferred stock, it is likely that we would default on our redemption obligation, which may cause the holders of the Series AA Preferred Stock to force us to liquidate all of our assets or to otherwise engage in a restructuring transaction in which our common shareholders will not participate. The contingent liability associated with this redemption right may also make it difficult for us to obtain interim financing, which may impede our ability to pay our operating costs or make capital expenditures that we might otherwise make.

The facilities-based teleconferencing service business is a capital intensive business. In line with our current liquidity position, we may need to constrain our capital expenditures and expansion plans in the short term. Our operations have required and will continue to require capital investment for: (i) the purchase and installation of conferencing bridges and other equipment in existing bridging networks and in additional bridging networks to be constructed in new service areas; (ii) the acquisition and expansion of conferencing platforms currently owned and operated by other companies; and (iii) the evolution of the platform to support new products, services and technologies. Our expected capital expenditures for general corporate and working capital purposes include: (i) expenditures with respect to our management information system and corporate service support infrastructure and (ii) operating and administrative expenses with respect to new bridging platforms, networks and debt service. We plan to make ongoing capital investments in connection with plans to construct and develop new bridging networks, as well as for technology upgrades. Expansion of our bridging networks could include the geographic expansion of our existing operations, and we will consider the development of new markets. Any significant expansion will depend upon our financial condition and the availability of adequate financing.

Our plans or assumptions could change or prove to be inaccurate. Our revenue and costs are dependent upon factors that are not within our control, such as regulatory changes, changes in technology, customer mergers and acquisitions and increased competition. Due to the uncertainty of these and other factors, actual revenue and costs may vary from expected amounts, possibly to a material degree, and such variations are likely to affect the level of our future capital expenditures and our cash flow needs.

Our contractual obligations as of December 31, 2006 are as follows:

Contractual Obligations	Total	Within 1 year	1 -3 years	After 3 years
(in thousands)
Debt (1)	$4,068	$3,407	$629	$32
Interest (2)	124	89	33	2
Operating leases	4,557	2,694	1,746	117

	$8,749	$6,190	$2,408	$151

(1)

Excludes a contingent obligation to redeem outstanding shares of Series AA Preferred Stock pursuant to optional redemption provisions. In the event the holders of a majority of the outstanding shares of Series AA Preferred Stock require us, at any time after the fifth anniversary of the initial issuance date of shares of the preferred stock, to redeem the outstanding shares of Series AA Preferred Stock, we will have a contractual cash obligation of approximately $91.1 million on August 19, 2010, The amount of this contingent obligation will increase thereafter in accordance with the scheduled stated value increases to the Series AA Preferred Stock.

(2)

Interest expense is calculated on fixed term debt, and includes one month on the lines of credit. Since the lines of credit vary based on draws and payments, and the interest rates fluctuate, the amount of interest is not fixed or easily determinable. Please see Note 3 to the consolidated financial statements regarding the terms of the lines of credit.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123R. Effective January 1, 2006, the company has adopted SFAS 123R. SFAS 123R requires all share-base employee compensation, including grants of employee stock options, to be recognized in the financial statements based on grant date fair value. The Company applies SFAS No. 123R using the modified prospective method, recognizing compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Under SFAS 123R expected forfeitures are required to be estimated in determining periodic compensation expense. With adoption, $78,000 of compensation expense was recognized for stock options granted prior to January 1, 2006 and $67,000 of compensation expense was recognized for stock options granted during 2006.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions taken or expected to be taken in a tax return, including issues relating to financial statement recognition and measurement. FIN 48 provides that the tax effects from an uncertain tax position can be recognized in the financial statements only if the position is “more-likely-than-not” to be sustained if the position were to be challenged by a taxing authority. The assessment of the tax position is based solely on the technical merits of the position, without regard to the likelihood that the tax position may be challenged. If an uncertain tax position meets the “more-likely-than-not” threshold, the largest amount of tax benefit that is more than 50 percent likely to be recognized upon ultimate settlement with the taxing authority, is recorded. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. Consistent with the requirements of FIN 48, we adopted FIN 48 on January 1, 2007. We are currently evaluating the impact of adopting FIN 48 and do not expect the interpretation will have a material impact on our results of operations or financial position.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, a standard that provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. SFAS No. 157 does not expand the use of fair value in any new circumstances. SFAS No. 157 establishes a fair value hierarchy that prioritizes the information used to develop fair value assumptions. SFAS No. 157 is effective for fiscal years and interim periods beginning after November 15, 2007. We have not yet determined the impact on our financial statements of adopting SFAS No. 157 effective January 1, 2008.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115 (“SFAS 159”). This standard amends SFAS No. 115, Accounting for Certain Investment in Debt and Equity Securities with respect to accounting for a transfer to the trading category for all entities with available-for-sale and trading securities electing the fair value option. This standard allows companies to elect fair value accounting for many financial instruments and other items that currently are not required to be accounted as such, allows different applications for electing the option for a single item or groups of times, and requires disclosures to facilitate comparisons of similar assets and liabilities that are accounted for differently in relation to the fair value option. SFAS 159 is effective for fiscal years beginning after November 15,2007. If elected, the implementation of SFAS 159 is not expected to have a material impact on the Company’s consolidated financial statements.

In December 2006, the FASB issued FASB Staff Position No. EITF 00-19-2, Accounting for Registration Payment Arrangements, (“FSP No. EITF 00-19-2”), which addresses an issuer’s accounting for registration payment arrangements. FSP No. EITF 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. The guidance in FSP No. EITF 00-19-2 amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, and FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, to include scope exceptions for registration payment arrangements. FSP No. EITF 00-19-2 further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles (GAAP) without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. FSP No. EITF 00-19-2 shall be effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the date of issuance of FSP No. EITF 00-19-2. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of FSP No. EITF 00-19-2, this guidance shall be effective for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years. We are currently evaluating the impact EITF 00-19-2 could have on our financial position, results of operations or cash flows.

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

We have received reports on our consolidated financial statements for the years ended December 31, 2005 and December 31, 2006 from our independent accountants that include an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern. The reports express doubt about our ability to continue as a going concern because we have suffered significant losses from operations our total liabilities exceed our total assets. We can offer no assurance that the actions we plan to take to address these conditions will be successful. Inclusion of a “going concern qualification” in the report of our independent accountants may have a negative impact on our ability to obtain financing and may adversely impact our stock price.

While we were profitable in 2006, we have experienced losses during the past several years, and we may be unable to maintain profitability.

We reported net losses of $18.2 million in 2005, and $21.2 million in 2004, and we reported net income in 2006 for the first time since 2000. We may not maintain profitability on a consistent basis. In addition, our operating expenses may increase in the future as we expand our operations. If our gross profit does not grow to offset any such increased expenses, it will be more difficult to reverse our recent history of losses. Continued losses would likely cause our stock price to decrease.

Holders of a majority of our Series AA Preferred Stock may require that we redeem all outstanding shares of Series AA Preferred Stock on or after August 19, 2010, and we are unlikely to have sufficient funds to satisfy the resulting obligation.

The terms of our Series AA Preferred Stock have been amended to provide that two-thirds or more of the outstanding shares of the Series AA Preferred Stock may require the automatic conversion into common stock of all, but not less than all of the outstanding shares of such preferred stock at a price equal to the stated value of such shares then outstanding.

This series of preferred stock has an aggregate stated value of $26.3 million at March 31, 2007, and due to the effect of the scheduled increases in the stated value of the preferred stock until August 19, 2010, the aggregate stated value of the initial issuance of the preferred stock will exceed $91.1 million. This figure is substantially greater than our current total assets and far exceeds cash, cash equivalents and borrowings currently available to us, and we are unlikely to be able to arrange for financing in sufficient amount to meet this obligation. In the event the requisite holders of shares of our Series AA Preferred Stock exercise their right to require us to redeem the preferred stock, it is likely that we would default on our redemption obligation, which may cause the holders of the Series AA Preferred Stock to force us to liquidate all of our assets or to otherwise engage in a restructuring transaction in which our common shareholders will not participate. The contingent liability associated with this redemption right may also make it difficult for us to obtain interim financing, which may impede our ability to pay our operating costs or make capital expenditures that we might otherwise make.

Our preferred stock carries a substantial liquidation preference, which could significantly impact the return to common equity holders upon an acquisition.

In the event of liquidation, dissolution, winding up or change of control of us, the holders of Series AA Preferred Stock would be entitled to receive the stated value per share of Series AA Preferred Stock plus all increases to stated value on such share before any proceeds from the liquidation, dissolution or winding up are paid with respect to any other series or class of our capital stock. Accordingly, the approximately 160,000 shares of Series AA Preferred Stock that are outstanding following the preferred stock offering that was completed in February, 2006 currently have an aggregate liquidation preference of approximately $24.1 million, which will increase at a quarterly rate of 9.55%, compounded quarterly. This will result in an aggregate liquidation preference in excess of $91.1 million on the fifth anniversary of our initial sale of Series AA Preferred Stock. Consequently, the sale of all or substantially all of our assets or other fundamental corporate transactions may result in substantially all of the proceeds of such transaction being distributed to the holders of our Series AA Preferred Stock.

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

The Series AA Preferred Stock increases in stated value at a rate of 9.55% per quarter.

The Series AA shareholders are entitled to quarterly increases in the stated value of their shares of Series AA Preferred Stock, at a rate of 9.55% per quarter. As a result, their liquidation preference and beneficial ownership of our common stock will continue to increase over time at an estimated annual rate of approximately 44%.

Conversion of our Series AA Preferred Stock could result in a substantial number of additional shares of common stock outstanding, which could decrease the price of our common stock.

As of March 31, 2007 the outstanding shares of Series AA Preferred Stock are convertible into approximately 26.4 million shares of our common stock. All outstanding shares of Series AA Preferred Stock will be entitled to increases in stated value at a quarterly rate of 9.55%, compounded quarterly from the date of issuance, and the conversion rate is based on the stated value. To the extent the Series AA Preferred Stock is converted into common stock, a very significant number of additional shares of common stock may be sold into the market, which could decrease the price of our common stock.

Dolphin, the beneficial owner of approximately 56.4% of our voting securities at March 31, 2007, is able to exert substantial control over us.

Dolphin is currently the beneficial owner of approximately 56.4% of our voting securities, and owns the majority of the shares of Series AA Preferred Stock currently outstanding. Because of Dolphin’s majority ownership of the outstanding Series AA Preferred Stock, Dolphin will control the vote on any matters to be approved by the Series AA shareholders, and other Series AA shareholders will not be able to block any action or approval that Dolphin votes to approve in its capacity as a Series AA shareholder.

Furthermore, the Investor Rights Agreement that we signed with Dolphin effectively allows Dolphin to control our Board of Directors, even if Dolphin does not beneficially own the majority of our common stock. Because of their large percentage ownership and board representation, Dolphin is likely to have significant control over our management, policies and affairs, particularly corporate actions requiring the approval of our shareholders, and Dolphin may cause us to take corporate actions with which you might disagree, including the amendment to the terms of our Series AA Preferred Stock described below under the caption

The terms of our Series AA Preferred Stock have been amended to provide for a forced conversion feature over which Dolphin has substantial influence and may outright control.

On December 14, 2006, the shareholders approved an amendment to our Restated Articles of Incorporation, as amended, to change the terms of our Series AA Preferred Stock providing that two-thirds or more of the outstanding shares of the Series AA convertible preferred stock may require the automatic conversion into common stock of all, but not less than all of the outstanding shares of such preferred stock. There are currently outstanding 160,000 shares of Series AA convertible preferred stock and currently exercisable warrants to purchase an additional 9,000 shares of Series AA convertible preferred stock.

Dolphin Management Inc. has substantial influence and may outright control the conversion of the Series AA Preferred Stock, since it is the beneficial owner of more than 90% of the outstanding shares.

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

Our two largest customers accounted for 31% of our revenues in 2006, and we expect revenues from AT&T, our largest customer, to continue to grow. Due to concentration of our revenues, the loss of any one of our largest customers or one of our principal outsource channel partners would have a significant adverse effect on our conference volumes. AT&T is the company resulting from the recent acquisition of AT&T Corporation by SBC Communications Inc., and has announced an agreement to acquire BellSouth. There can be no assurance that AT&T will continue to use our services as consolidation among larger telecommunications carriers continues. The loss of several of our larger customers would also have an adverse effect on our volumes and this risk will increase if our largest customers increase their volumes of business with us faster than we increase volumes from other sources. Any such reduction in our volumes would have a material adverse effect on our revenues and results of operations.

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

We have undertaken restructuring actions that we expect to benefit our business. Restructuring plans that we have implemented include consolidation of operating locations, staff reductions and constraints on capital expenditures. The implementation of these changes may adversely affect our results of operations due to diversion of management’s attention, negative reactions from customers and other factors. We are beginning to see the impact of the restructuring efforts, however, if such actions do not benefit us to the extent planned, our operating results may suffer.

Our common stock is quoted on the Pink Sheets and the OTC Bulletin Board (the “OTCBB”), which may reduce the price of our common stock and the levels of liquidity available to our shareholders and cause confusion among investors.

Our common stock has been quoted on the Pink Sheets quotation service since our delisting from the Nasdaq National Market on November 17, 2005. On October 24, 2006, the stock began trading on the OTCBB, as well. The quotation of our common stock on the Pink Sheets and the OTCBB may reduce the price of our common stock and the levels of liquidity available to our shareholders. In addition, the quotation of our common stock on the Pink Sheets and the OTCBB may have a material adverse effect on our access to the capital markets, and any limitation on liquidity or reduction in the price of our common stock could have a material adverse effect on our ability to raise capital through alternative financing sources on terms acceptable to us, or at all. Brokerage firms will not accept stocks quoted on the Pink Sheets or OTCBB as collateral for margin loans, and a company trading on these quotation services cannot avail itself of federal preemption of state securities or “blue sky” laws, which adds substantial compliance costs to securities issuances, including pursuant to employee option plans, stock purchase plans and private or public offerings of securities. Our delisting from the Nasdaq National Market and quotation on the Pink Sheets and OTCBB may also result in other negative implications, including the potential loss of confidence by suppliers, customers and employees, the loss of institutional investor interest and fewer business development opportunities.

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

We estimate that over the next few years we will convert certain of our existing high volume multinational customers to an Internet telephony based conferencing service with the ability to handle higher volumes at lower prices. We cannot be certain that Internet telephony services will continue to gain worldwide corporate acceptance or prove to be a viable alternative to traditional telephone service. If the Internet telephony market fails to develop or develops slower than we expect, our future revenues from teleconferencing over the Internet will be limited. This could adversely affect the revenue growth rate that we currently expect to achieve. Our prospective Internet telephony solutions also will be affected by the availability of capital.

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

The market price of our common stock is highly volatile and may decline further. For example, during 2006, the closing market price of our stock price ranged from a high of $0.31 to a low of $0.05, and closed on March 15, 2007 at $0.12. We anticipate that the volatility of our common stock price may continue due to factors such as:

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

Provisions of our restated articles of incorporation and agreements we have entered could delay or prevent a change in control of ACT.

Certain provisions of our articles of incorporation, and certain agreements we have entered, may discourage, delay, or prevent a merger or acquisition that a shareholder may consider favorable. These provisions include:

•	The terms of our services AA Convertible Preferred stock, a majority of which is owned by Dolphin, have consent rights in any such transaction.

•	Authority of the Board of Directors to issue preferred stock.

•	Prohibition on cumulative voting in the election of directors.

•	Limitations on the ability of third parties to acquire us by their offer of a premium price to selected shareholders.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

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

Not applicable.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15 d 0 15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on the evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are adequate.

Changes in Internal Control over Financial Reporting

Except for the addition of our new CFO, there were no changes in our internal control over financial reporting identified in connection with the evaluation of internal control that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Promoters and Control Persons of the Registrant

Information regarding our Executive Officers is provided under the caption “Executive Officers of the Registrant” in Part I of this form 10K.

Our directors’ backgrounds and experience are as follows:

Name	Age	Position
Peter E. Salas	52	Chairman of the Board of Directors
Malcolm M. Aslin	59	Director
Clarke H. Bailey	52	Director
Naomi Perry	50	Director
Carlos P. Salas	35	Director
Michael Shepherd	36	Director

Peter E. Salas (1) is acting as our interim principal executive officer and was appointed as the Chairman of our Board of Directors in August 2005. Mr. Salas has served as President of Dolphin Asset Management Corporation and its related companies since their founding in 1988. Dolphin Direct, an affiliate of Dolphin Management Inc., was the lead investor in our Series AA convertible preferred stock offering. Prior to establishing the Dolphin entities, Mr. Salas served in various capacities for ten years at J.P. Morgan Investment Management, Inc. He received an A.B. degree in Economics from Harvard. Mr. Salas also serves as Chairman of the Board of Directors of Tengasco, Inc., and serves on the boards of directors of Williams Controls, Inc. and Southwall Technologies Inc. Peter E. Salas and Carlos P. Salas are cousins, and Ms. Perry is Mr. Peter Salas’s sister-in-law.

Malcolm M. Aslin has served as a member of our Board of Directors since August 2004. He joined Marshall & Ilsley Corporation as a director and consultant in April 2006. Previously, Mr. Aslin served as President and Chief Executive Officer of Gold Banc Corporation, a registered bank holding company from March 2003 and was President and Chief Operating Officer of Gold Banc from February 1999 to March 2003. From October 1995 until February 1999, Mr. Aslin served as Chairman of the Board of Western National Bank and Unison Bancorporation, Inc. and Chairman and Managing Director of CompuNet Engineering, L.L.C. Prior to Western National and CompuNet, Mr. Aslin spent more than 22 years in various positions with UMB Banks and United Missouri Financial Corporation, including President, Chief Operating Officer and Director of United Missouri Bancshares, Inc. and President and Director of UMB’s Kansas City bank, as well as United Missouri Bank of Kansas City, N.A. Mr. Aslin received his B.S. and M.B.A. degrees from the University of Missouri-Columbia.

Clarke H. Bailey (1) has served as a member of our Board of Directors since August 2005. Mr. Bailey was appointed to the Board in August 2005 in connection with Dolphin Direct’s investment in our Series AA convertible preferred stock. Mr. Bailey joined Glenayre Technologies, Inc. in December 1990 and has served in a variety of positions at Glenayre, currently as Chairman. In June 1999, he was named Chairman of the Board of Glenayre. Mr. Bailey serves on the board of Iron Mountain Incorporated. Mr. Bailey received a B.A. in Economics and a B.A. in Rhetoric from the University of California at Davis in 1976 and an M.B.A. in Finance from the Wharton School of the University of Pennsylvania in 1978.

Naomi Perry (1) has served as a member of our Board of Directors since October 2005. Ms. Perry was appointed to the Board in October 2005 in connection with Dolphin Direct’s investment in our Series AA convertible preferred stock. Ms. Perry is a Client Industry Executive in the EDS Global Communications Industry Group. She has been with EDS since 1985 and is currently responsible for bringing industry intellectual capital, thought leadership and business knowledge to client relationships. EDS provides a broad portfolio of business and technology solutions to help its clients worldwide improve their business performance. EDS’s core portfolio comprises information-technology, applications and business process services, as well as information-technology transformation services. Ms. Perry has over 20 years of experience in the IT and telecommunications industries. Ms. Perry is Mr. Peter E. Salas’s sister-in-law.

Carlos P. Salas (1) has served as a member of our Board of Directors since August 2005. He is a principal of Dolphin Advisors, L.L.C., the managing partner of Dolphin Direct, a private-equity investment fund focused on middle-market opportunities. Before joining Dolphin Advisors, Mr. Salas led corporate finance and mergers and acquisitions advisory assignments for middle-market clients as an investment banker with Donaldson, Lufkin & Jenrette (“DLJ”) in Los Angeles, and later with Credit Suisse First Boston Corporation (“CSFB”) when the latter acquired DLJ. Prior to joining DLJ in 1999, Mr. Salas practiced law with Cleary, Gottlieb,

Steen & Hamilton in New York, advising financial sponsors and corporate clients in connection with financings and cross-border mergers and acquisitions transactions. Mr. Salas received his J.D. from The University of Chicago and his B.A. in Philosophy from New York. Mr. Salas also serves on the boards of Williams Controls, Inc., Tengasco, Inc. and Telenetics Corp.

Michael Shepherd (1) has served as a member of our Board of Directors since August 2005. Mr. Shepherd was appointed to the Board in August 2005 in connection with Dolphin Direct’s investment in our Series AA convertible preferred stock. Mr. Shepherd has served as an attorney at First Data Corporation since 2004, handling mergers and acquisitions. Prior to joining First Data, Mr. Shepherd was General Counsel and Vice President of The Chotin Group, a company specializing in structured debt financings and asset securitization. Mr. Shepherd joined The Chotin Group in 2003. From 1999 to 2003, Mr. Shepherd was a member of the corporate and securities group at the law firm of Hogan & Hartson, LLP in Denver, Colorado. Before moving to Denver, he spent several years in New York as an attorney at Roger & Wells LLP (now Clifford Chance U.S. LLP) counseling clients in connection with mergers and acquisitions and securities transactions. Mr. Shepherd received his Bachelor of Arts degree from Stanford University and his Juris Doctor degree from the University of Chicago Law School.

(1)	Ms. Perry and Messrs. Bailey, Shepherd, Peter E. Salas and Carlos P. Salas were nominated to our Board of Directors under the terms of the Securities Purchase Agreement dated June 30, 2005, between Dolphin Direct Equity Partners, LP and the Company. At December 14, 2006 shareholder’s meeting, Messrs. Aslin, Peter E. Salas and Carlos P. Salas were elected as directors.

Identification of Our Audit Committee

Messrs. Bailey (Chairman), Aslin, and Shepherd are the current members of our Audit Committee. The primary purpose of the audit committee is to assist our Board of Directors in fulfilling its oversight responsibility of ensuring the quality and integrity of our auditing and financial reporting practices. The Audit Committee is composed of independent directors, as defined in Nasdaq Marketplace Rule 4200(a)(15) and Rule 10A-3 under the Securities Exchange Act of 1934, and is governed by a written charter approved by the Board of Directors. The Board of Directors has determined that Mr. Bailey and Mr. Aslin are Audit Committee financial experts as defined under applicable rules.

Compensation (Nominating) Committee

There have been no changes to the procedures by which security holders may recommend nominees to the registrant’s board of directors since those procedures were last disclosed in the registrant’s 2006 annual meeting proxy statement.

Code of Ethics

We have adopted a Corporate Code of Ethics and Business Conduct that applies to all of our employees, including our principal executive officer, principal financial officer and principal accounting officer. The Corporate Code of Ethics and Business Conduct is available on the investor relations page of our web site at www.acttel.com. We intend to disclose on our web site any amendments to or waivers of the code applicable to our principal executive officer, principal financial officer, principal accounting officer, controller, treasurer, and other persons performing similar functions within five business days following the date of such amendment or waiver. We will provide to any person without charge, upon request, a copy of such code upon receipt of a written request directed to “Investor Relations” at our principal executive offices.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities and Exchange Act of 1934 requires our executive officers, directors, and beneficial owners of more than 10% of our common stock to file initial reports of ownership and reports of changes in ownership of our securities with the Securities and Exchange Commission. Those persons are required to furnish us with copies of these reports. Based solely on copies of reports we have received and representations from our executive officers and directors, all Securities and Exchange Commission stock ownership reports required to be filed by those reporting persons during 2006 All filings were made timely, except that one Form 4 reporting two transactions of Mr. Peter Salas was filed late and one Form 4 reporting one transaction for each of Mr. Aslin and Ms. Perry were filed late.

Item 11.	Executive Compensation

Compensation Discussion and Analysis

The company’s overall compensation philosophy is as follows:

•	To attract and retain quality talent, which is critical to both the short-term and long-term success of the company.

•	To reinforce strategic performance objectives through the use of incentive compensation programs.

•	To create a mutuality of interest between executive officers and shareholders through compensation structures which share the rewards and risks of strategic decision-making.

•	To base each component of total compensation on the attainment of selected performance measures set by the Compensation Committee.

•	To ensure that compensation has been and will continue to be tax deductible.

Compensation Committee’s Role in Determining Compensation

The Compensation Committee’s purpose is to establish and execute compensation policy and programs for our executives and employees. The Compensation Committee strives to offer competitive salaries and bonuses that are consistent with market practices for positions with comparable decision-making responsibilities. Annual salary adjustments are determined by meeting projected revenue and net income targets, cost containment savings for an individual’s area of responsibility, as well as other performance objectives described below. The company’s bonus structure for executive management supports the accomplishment of overall objectives and rewards individual contributions.

The committee is actively engaged in setting the salaries of the company’s executives and the allocation of amounts to be paid under our 2004 Equity Incentive Plan, as amended, as well as other awards. All of the committee’s recommendations for 2006 executive compensation were approved by the Board of Directors.

Compensation Performance Objectives and Measures

Individual performance and Company performance are critical components in determining compensation for each individual executive. For this reason, a substantial portion of executive compensation is composed of variable annual cash incentives based on the Company’s overall performance. In addition, the Company makes equity grants to employees from time to time.

Each executive’s 2006 bonus was based on the achievement of the Company’s financial objectives, as described below. Accordingly, based on a combination of 2006 financial results and the results of the year’s strategic initiatives, each officer will receive approximately 53%-of-target (50% of his base salary) payout. Each executive’s 2006 option grant was also tied closely to Company performance, based on strike prices ($0.46 and $0.20) greater than the closing price of the stock on the grant date ($0.08 on December 14, 2006).

Performance objectives and measures are recommended by the Company annually in the business plan. The business plan includes targets for each performance objective and is reviewed and approved by the Board of Directors each year. At the end of each year, the achievement of plan objectives is reviewed to determine year-end bonuses and option awards. The 2006 compensation paid to the named executive officers (NEOs) was based on both qualitative and quantitative measures. Qualitatively, performance was based on a Management by Objectives (MBO) program, and awards varied by individual based on assessed performance against MBOs.

Employment Agreements

In August 2005, Messrs. Warren, Kelly and Knopp entered into individual employment agreements in connection with an investment made in the Company by Dolphin Direct Equity Partners, L.P. The employment agreements expired in 2006 and the Company has not renewed the employment agreements with any of the aforementioned NEOs.

In November 2006, we entered into an agreement with Mr. Fresia outlining the terms of his salary and awarded stock options, as well as the amount of his severance in the event of his termination without cause. The details are discussed below, in “2006 Potential Payments Upon Termination or Change in Control Table.”

Other Compensation and Benefits

Our 2004 Equity Incentive Plan provides for the issuance of stock options and restricted stock upon Board approval. The details of the plan are discussed more fully in “Elements of Executive Compensation, Long-term Equity Incentives.” The Company provides insurance for all of the executives and car allowances for three executives. Our only retirement plan is a 401(k) plan available to all employees. The benefit programs available to our executives are generally the same programs available to our employees.

Elements of Executive Compensation

Our executive compensation program consists of base salary, annual performance-based cash bonuses and long-term equity incentives.

Base Salary

We provide each NEO with a base salary to provide each with a fixed base amount of compensation for services rendered during the fiscal year. This practice is consistent with competitive practices and will help assure we retain qualified leadership for the Company. The Compensation Committee and the Board of Directors believe that a substantial portion of executive compensation should be performance-based. Therefore, our practice has been to set base salaries at levels that anticipate additional performance-based compensation for each NEO. The Board of Directors believes that due to the relative importance of individual performance-based cash bonus arrangements and potential option awards, the interests of our executive officers are and will remain closely aligned with the long-term interests of ACT and our shareholders. When determining salary levels for individual executives, the following may be considered, among other factors: the performance of the individual executive, historical compensation levels, and competitive pay practices at companies of similar size.

During 2006, Mr. Warren’s base annual salary was $189,000. In March, 2007, Mr. Warren’s compensation was adjusted to reflect his new role within the Company.

Messrs. Kelly and Knopp each received base annual salaries of approximately $135,000 per year during 2006. (Mr. Kelly’s salary, bonus and other compensation are paid by the Company in Canadian dollars.) Mr. Knopp’s employment with the Company was terminated on March 19, 2007. On November 28, 2006, the Company entered into a letter agreement with Mr. Fresia, whereby his annual base salary compensation is $175,000.

Incentives

The bonus structure and the equity incentive plan both support the accomplishment of the Company’s overall objectives and rewards individual contributions. Our business plan outlines goals to improve cost controls and financial results, as well as growing our customer base. The Board of Directors approves the annual quantitative goals of the Company.

Cash Incentives

Our performance-based cash incentive compensation program is designed to encourage achievement of consistent short-term and long-term financial and operating goals and to reward our executive officers for performance. Under the incentive plan, executive officers receive a cash award if the quantitative goals that are set by the Committee are met. Each executive officer’s target award is established as a percentage of base salary.

Bonus arrangements for fiscal 2006 were approved by our Board of Directors in 2006. The bonus arrangements provided to our executive officers are paid at the end of the fiscal year based on the attainment of goals set forth in the business plan. An executive officer is paid the cash incentive only if and to the degree the specified objectives are met.

Messrs. Warren’s, Kelly’s and Knopp’s 2006 performance-based bonuses were targeted at 50% of base salary, but subject to the discretion of the Board of Directors and based on the achievement of 2006 financial and MBO targets.

Annual performance objectives are established by the Compensation Committee based on the business plan. The financial objectives are discussed above in “Compensation Performance Objectives and Measures”. We feel the payout percentages should reflect our goals of maintaining consistent operating and earnings results and meeting our targeted return to shareholders.

Long-Term Equity Incentives

The NEOs participate in the 2004 Employee Incentive Plan in which performance objectives and measures are integrally and directly linked to the compensation awarded. The plan is also intended to provide key management employees with competitive target levels of total compensation packages. The purpose of the Plan is to give the Company a competitive advantage in attracting, retaining and motivating officers, employees, directors and/or consultants and to provide incentives directly linked to the profitability of the Company’s businesses and increases in Company shareholder value.

In connection with his 2005 employment agreement Mr. Warren received options to purchase 600,000 shares of the company’s common stock at an exercise price of $1.00 per share. Subsequent to the execution of the employment agreement, the company obtained shareholder approval in December 2006 to increase the number of shares underlying the foregoing option grant to 1,305,921 and to reduce the exercise price to $0.46 per share. The options fully vested on the grant date of December 14, 2006 and expire on December 14, 2010.

Under the terms of Messrs. Kelly’s and Knopp’s employment agreements, each was granted an option to purchase 150,000 shares of the company’s common stock at $1.00 per share. In December 2006, the shareholders approved increasing the number of shares underlying the options to 326,480 shares at an exercise price of $0.46 per share. The options fully vested on the grant date of December 14, 2006 and expire on December 14, 2010.

With respect to Messrs. Warren, Kelly, and Knopp’s options, a portion of such grants will be forfeited as of the effective date of any resignation or termination without cause.

On December 14, 2006, the Board of Directors approved the terms of Mr. Fresia’s letter agreement, providing for a grant of 3,000,000 options with an exercise price of $0.20 per share, vesting in equal annual increments over a five year period beginning December 14, 2007, and expiring on December 14, 2013.

Our Board of Directors believes that we must offer a competitive equity incentive program if we are to continue to successfully attract and retain the best possible candidates for positions of responsibility within our company. We expect that the 2004 plan will be an important factor in attracting, retaining and rewarding the high caliber employees, consultants and directors essential to our success, and in motivating these individuals to strive to enhance our growth and profitability.

Administration

The 2004 plan is administered by the Compensation Committee of our Board of Directors or, in the absence of such committee, by the Board of Directors. In the case of awards intended to qualify for the performance-based compensation exemption under Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), administration must be by a committee comprised solely of two or more “outside directors” within the meaning of Section 162(m). The body administering the 2004 plan will be referred to in this description as the “plan administrator.” The plan administrator is authorized to delegate certain administrative responsibilities to individuals selected at its discretion. The plan administrator will determine the eligible individuals to whom awards under the 2004 plan may be granted, as well as the time or times at which awards will be granted, the number of shares subject to awards to be granted to any eligible individual, the life of any award, and any other terms and conditions of the grant in addition to those contained in the 2004 plan. Each grant under the 2004 plan will be confirmed by and subject to the terms of an award agreement. In addition, the plan administrator is granted the authority to, among other things, effect a reduction in the exercise price of outstanding options and take actions that would be treated as a “repricing” under generally accepted accounting principles.

Authorized Shares

The maximum number of shares of common stock that may be delivered to participants and their beneficiaries under the amended 2004 plan is 7,500,000.

No participant may be granted stock options and stock appreciation rights covering in excess of 3,000,000 shares of common stock in any calendar year and no more than 3,000,000 shares of common stock may be subject to “qualified performance-based awards” granted to any eligible individual in any fiscal year. Other than these limits, there are no restrictions on the allocation of shares among the various types of awards authorized by the 2004 plan. Shares that may be issued under the plan may be authorized, but unissued shares, or shares re-acquired are held in treasury.

If an award entitles the holder to receive or purchase shares, the number of shares covered by the award will be counted on the date of grant of the award against the aggregate number of shares available for granting awards under the plan. Any shares that are used by a participant as full or partial payment to us of the purchase price relating to an award, including in connection with the satisfaction of tax obligations relating to an award, will again be available for granting awards (other than incentive stock options) under the 2004 plan. In addition, if any shares covered by an award or to which an award relates are not purchased or are forfeited, or if an award otherwise terminates without delivery of any shares, then the number of shares counted against the aggregate number of shares available under the plan to the extent of any such forfeiture or termination will again be available for granting awards under the plan.

In the event of certain types of corporate transactions or restructurings, such as stock splits, mergers, consolidations, separations, spin-offs, liquidations, reorganizations or other distributions of stock by us, including an extraordinary stock or cash dividend, the plan administrator or our Board of Directors may make adjustments in:

•	the aggregate number and kind of shares reserved for issuance under the 2004 plan;

•	the maximum share limitations upon stock options, incentive stock options, stock appreciation rights and other awards to be granted to any individual;

•	the number, kind and exercise price or strike price of outstanding stock options and stock appreciation rights;

•	the number and kind of shares subject to other outstanding awards granted under the 2004 plan; and

•	any other equitable substitutions or adjustments that the plan administrator or our Board of Directors determines to be appropriate in its sole discretion.

Stock Options

The plan administrator may grant stock options, which may be non-qualified stock options or incentive stock options (ISOs) to eligible individuals. The exercise price per share purchasable under a stock option will be determined by the plan administrator, but, unless otherwise determined by the plan administrator, the exercise price will not be less than 100 percent of the fair market value of a share on the date of grant. The term of each stock option will be fixed by the plan administrator at the time of grant, but in no event may it be more than 10 years from the date of grant. The plan administrator will determine the time or times at which a stock option may be exercised in whole or in part and the method or methods by which, and the form or forms in which, payment of the exercise price may be made or deemed to have been made. Any ISO authorized under the plan will contain such provisions as the plan administrator deems advisable, but will contain all provisions required in order to qualify the stock option as an ISO.

Stock Appreciation Rights

The plan administrator may grant stock appreciation rights to eligible individuals subject to the terms of the 2004 plan, which rights may be granted in tandem with a related stock option or as a freestanding award. A tandem stock appreciation right is exercisable only at the time and to the same extent that the related option is exercisable, and its exercise causes the related option to be canceled. Freestanding stock appreciation rights vest and become exercisable at the times and on the terms established by the plan administrator. Each stock appreciation right granted under the plan will confer on the holder upon exercise the right to receive, as determined by the plan administrator, cash or a number of shares equal to the excess of (A) the fair market value of one share on the date of exercise (or, if the plan administrator determines, at any time during a specified period before or after the date of exercise) over (B) the grant price of the stock appreciation right as determined by the plan administrator, which grant price will not be less than 100 percent of the fair market value of one share on the date of grant of the stock appreciation right, unless otherwise determined by the plan administrator. Subject to the terms of the 2004 plan, the grant price, term, methods of exercise, dates of exercise, methods of settlement and any other terms and conditions (including conditions or restrictions on the exercise thereof) of any stock appreciation right will be as determined by the plan administrator, but in no event may the term of a stock appreciation right be longer than ten years.

Restricted Stock

Shares of restricted stock will be subject to restrictions as the plan administrator may impose, which may lapse separately or in combination at such time or times, in installments or otherwise as the plan administrator may deem appropriate. The grant or vesting of restricted stock may be performance-based or time-based or both. Restricted stock grants may be “qualified performance-based awards,” in which the grant or vesting of such restricted stock will be conditioned upon the attainment of performance goals. Except as otherwise determined by the plan administrator, upon a participant’s termination of employment (as determined under criteria established by the plan administrator) during the restriction period, all shares of restricted stock subject to restriction will be forfeited and reacquired by us, except that the plan administrator may waive in whole or in part any or all remaining restrictions with respect to shares of restricted stock. If the grant is intended to be a “qualified performance-based award,” these goals must be based on the attainment of specified levels of one or more of the following measures: market share; sales; asset quality; non-performing assets; revenue growth; earnings before interest, taxes, depreciation, and amortization; earnings before interest and taxes; operating income; pre- or after-tax income; earnings per share; cash flow; cash flow per share; return on equity; return on invested capital; return on assets; return on operating assets; economic value added (or an equivalent metric); share price performance; total shareholder return; improvement in or attainment of expense levels or cost savings; or improvement in or attainment of working capital levels. These goals may be established on a company-wide basis or with respect to one or more business units, divisions or subsidiaries and can be on an absolute or relative basis. A “qualified performance-based award” is a grant of restricted stock designated as such by the plan administrator at the time of grant based upon a determination that (A) the recipient is or may be a “covered employee” within the meaning of Section 162(m)(3) of the Internal Revenue Code in the year in which we would expect to be able to claim a tax deduction with respect to such restricted stock awards and (B) the plan administrator wishes such grant to qualify for the exemption from the limitation on deductibility of compensation with respect to any covered employee imposed by Section 162(m) of the Internal Revenue Code. The plan administrator will specify the performance goals to which any “qualified performance-based award” will be subject.

The provisions of restricted stock including any applicable performance goals need not be the same with respect to each participant. During the restriction period, the plan administrator may require that stock certificates evidencing restricted shares be held by us. Other than these restrictions on transfer and any other restrictions the plan administrator may impose, the participant will have all the rights of a holder of stock holding the class or series of stock that is the subject of the restricted stock award.

Performance Awards

The plan administrator may also grant performance awards to eligible individuals. A performance award (A) may be denominated or payable in cash, shares, other securities, other awards or other property and (B) will provide the holder with the right to receive payments, in whole or in part, upon the achievement of performance goals as the plan administrator establishes. Subject to the terms of the plan, the performance goals to be achieved during any performance period, the length of any performance period, the amount of any performance award granted, the amount of any payment or transfer to be made pursuant to any performance award and any other terms and conditions of any performance award will be determined by the plan administrator. The plan administrator may, prior to or at the time of the grant, designate performance awards as “qualified performance-based awards,” in which event it will condition the settlement of the awards upon the attainment of performance goals.

Other Stock-Based Awards

Other awards of common stock and other awards that are valued by reference to, or otherwise based upon common stock, including without limitation dividend equivalents and convertible debentures, may also be granted under the 2004 plan, either alone or in conjunction with other awards.

Transferability of Awards

Awards are nontransferable other than by will or the laws of descent and distribution. However, in the discretion of the plan administrator, nonqualified stock options, any associated tandem stock appreciation rights, and freestanding stock appreciation rights may be transferred to members of the holder’s immediate family. The transfer may be made directly or indirectly or by means of a trust, partnership or otherwise. Stock options and stock appreciation rights may be exercised only by the initial holder, any such permitted transferee or a guardian, legal representative or beneficiary.

Change in Control

Notwithstanding any other provision of the 2004 plan to the contrary, unless otherwise provided by the plan administrator in any award agreement, in the event of a change in control as defined in the 2004 plan:

•	any stock options and stock appreciation rights outstanding as of the date of such change in control, and which are not then exercisable and vested, will become fully exercisable and vested;

•	the restrictions and deferral limitations applicable to any restricted stock will lapse, and such restricted stock will become free of all restrictions and become fully vested;

•	all performance awards will be considered to be earned and payable in full; and

•	any deferral or other restriction will lapse and such performance awards will be settled in cash or shares, as determined by the plan administrator, as promptly as is practicable.

All restrictions on other awards will lapse and such awards will become free of all restrictions and fully vested.

Amendments and Termination

Our Board of Directors may at any time amend, alter or discontinue the 2004 plan, but no amendment may be made without the approval of our shareholders to the extent such approval is required by applicable law or stock exchange rules, and no amendment may be made that can increase the number of shares granted under the plan or would cause us not to be able to grant ISOs, without shareholder approval. The plan administrator may amend the terms of any outstanding stock option or other award but no such amendment may cause a “qualified performance-based award” to cease to qualify for the Section 162(m) exemption or impair the rights of any holder without the holder’s consent.

In the event an award is granted to an individual who is employed outside the United States and who is not compensated from a payroll maintained in the United States, the plan administrator may, in its sole discretion, modify the provisions of the grant as they pertain to such individual to achieve the purposes of the 2004 plan.

Term of the Plan

Unless earlier terminated by our Board of Directors, the 2004 plan will terminate on the tenth anniversary of the date that it was approved by our shareholders.

Summary of Federal Income Tax Consequences

The 2004 plan is designed to preserve our ability to deduct in full for federal income tax purposes the compensation recognized by our executive officers in connection with certain awards granted under the 2004 plan. Section 162(m) of the Code generally denies a corporate tax deduction for annual compensation exceeding $1 million paid to the chief executive officer or to any of the four other most highly compensated officers of a publicly held company. However, certain types of compensation, including performance-based compensation, are generally excluded from this deductibility limit. To enable compensation in connection with stock options, certain restricted stock grants, performance shares and performance units awarded under the 2004 plan to qualify as “performance-based” within the meaning of Section 162(m), the 2004 plan limits the sizes of such awards as further described below. While we believe that for federal income tax purposes we will generally be able to deduct the compensation expense related to awards under the 2004 plan, under certain circumstances, such as a change in control of us, compensation paid in settlement of performance share and performance unit awards may not qualify as “performance-based.” By approving the Amendment to the 2004 plan, the shareholders will be approving, among other things, eligibility requirements for participation in the 2004 plan, financial performance measures upon which specific performance goals applicable to certain awards would be based, limits on the numbers of shares or compensation that could be made subject to certain awards, and the other material terms of the awards described above.

Stock Options

The tax consequences of options granted under the plan are complex and depend, in large part, on the surrounding facts and circumstances. This section provides a brief summary of certain significant federal income tax consequences of the plan, under existing U.S. law. This summary is not a complete statement of applicable law and is based upon the Internal Revenue Code, as well as administrative and judicial interpretations of the Internal Revenue Code as in effect on the date of this description. If federal tax laws, or interpretations of such laws, change in the future, the information provided here may no longer be accurate. This section does not consider state, local, or foreign tax consequences nor does it discuss the effect of gift, estate, or inheritance taxes—except with respect to transferred options.

No later than the date as of which an amount first becomes includible in the gross income of a participant for federal income tax purposes with respect to any award under the 2004 plan, the participant must pay us, or make arrangements satisfactory to us regarding the payment of, any federal, state, local or foreign taxes of any kind required by law to be withheld with respect to such amount. Our obligations under the 2004 plan are conditional on such payment or arrangements, and will, to the extent permitted by law, be entitled to take such action and establish such procedures as we deem appropriate to withhold or collect all applicable payroll, withholding, income or other taxes from a participant.

A participant will not recognize any taxable income and we will not be entitled to a deduction when a non-qualified option is granted. When a non-qualified option is exercised, the excess of the fair market value of the shares acquired on the exercise of the option over the exercise price will be taxable to a participant as ordinary income. We, in computing our U.S. federal income tax, will generally be entitled to a deduction in an amount equal to the compensation taxable to the participant, subject to certain limitations. When a participant sells his or her shares of stock, the participant generally will have a capital gain (or loss), depending on the difference between the sale price and the fair market value of the stock on the date the participant exercised his or her option. The capital gain (or loss) is considered “long term” or “short term” depending on how long the participant has held such stock.

A participant will not recognize taxable income on the grant or exercise of an ISO. However, the spread at exercise will be includible in alternative minimum taxable income, and, thereby, may subject the participant to the alternative minimum tax. Upon the disposition of shares of stock acquired pursuant to the exercise of an ISO, after the later of (A) two years from the date of grant of the ISO or (B) one year after the transfer of the shares to the participant (the “ISO Holding Period”), the participant will recognize long-term capital gain or loss, as the case may be, measured by the difference between the stock’s selling price and the exercise price. We are not entitled to any tax deduction by reason of the grant or exercise of an ISO, or by reason of a disposition of stock received upon exercise of an ISO if the ISO Holding Period is satisfied. Different rules apply if a participant disposes of the shares of stock acquired pursuant to the exercise of an ISO before the expiration of the ISO Holding Period.

Stock Appreciation Rights

No taxable income is reportable when a stock appreciation right is granted to a participant. Upon exercise, the participant will recognize ordinary income in an amount equal to the amount of cash received and the fair market value of any shares of our common stock received. Any additional gain or loss recognized upon any later disposition of the shares would be capital gain or loss.

Restricted Stock

Unless the participant files an election to be taxed under Section 83(b) of the Code, (A) the participant will not realize income upon the grant of restricted stock, (B) the participant will realize ordinary income and we will be entitled to a corresponding deduction when the restrictions have been removed or expire and (C) the amount of such ordinary income and deduction will be the fair market value of the restricted stock on the date the restrictions are removed or expire. If the recipient files an election to be taxed under Section 83(b) of the Code, the tax consequences to the participant and the company will be determined as of the date of the grant of the restricted stock rather than as of the date of the removal or expiration of the restrictions.

When the participant disposes of restricted stock, the difference between the amount received upon such disposition and the fair market value of such shares on the date the recipient realizes ordinary income will be treated as a capital gain or loss.

Performance Awards

Participants generally will recognize no income upon the grant of performance unit awards. Upon the settlement of such awards, participants normally will recognize ordinary income in the year of receipt in an amount equal to the cash received and the fair market value of any shares received. If the participant is an employee, such ordinary income generally is subject to withholding of income and employment taxes. Upon the sale of any shares received, any gain or loss, based on the difference between the sale price and the amount taken into income at the time the shares were received, will be taxed as capital gain or loss. We generally should be entitled to a deduction equal to the amount of ordinary income recognized by the participant on the determination date, except to the extent such deduction is deduction is limited by applicable provisions of the Code.

Other Compensation

The amounts shown in the Summary Compensation Table below, under the heading “All Other Compensation”, represent insurance payments made on the NEOs behalf and car allowances received by three executive officers.

Summary Compensation Table

The following table sets forth the compensation paid to our chief executive officer and three of our most highly compensated executive officers whose total salary and bonus for 2006 exceeded $100,000, for the fiscal year ended December 31, 2006. All amounts are shown in U.S. dollars.

2006 Summary Compensation Table

Name and Principal Position	Year	Annual Compensation				Long Term Compensation			Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
		Salary ($)		Bonus ($)		Awards
						Restricted Stock Awards ($)	Option Awards($) (1)
Gene Warren (Former Chief Executive Officer)	2006	189,000		86,375	(2)		37,872	(3)			91,502	(4)(5)	404,749
Rick Fresia (Chief Financial and Accounting Officer)	2006	9,423	(6)				156,000	(7)					165,423
Mark K. Kelly* (Chief Operating Officer)	2006	139,167		29,341	(2)		9,468	(8)			6,739	(9)	184,715
Kenneth J. Knopp (Former Vice President Operations)	2006	135,000		46,625	(2)		9,468	(8)			6,716	(10)	197,809

*	Mr. Kelly’s salary, bonus and other compensation was paid by the company in Canadian dollars. The amounts shown for Mr. Kelly’s compensation are presented in U.S. dollars based on the average exchange rate for the fiscal year 2006 of 0.88206 Canadian dollars for each U.S. dollar. This exchange rate was taken from the website http://www.oanda.com/convert/fxhistory.

(1)

This column represents the dollar amount recognized for financial statement reporting purposes with respect to the 2006 fiscal year for the fair value of stock options granted in 2006 in accordance with SFAS 123R These amounts reflect the Company’s accounting expense for these awards, and do not correspond to the actual value that will be recognized by the named executives.

(2)

Of Mr. Warren’s $86,375 bonus, $30,500 was earned in respect of 2006 performance and $55,875 was earned in respect of 2005 performance. Regarding Mr. Knopp’s $46,625 bonus, $15,000 was earned in respect of 2006 performance and $31,625 was earned in respect of respect of 2005 performance. Regarding Mr. Kelly’s bonus, the entire amount was earned in respect of 2005 performance.

(3)

In December 2006, the shareholders approved an increase in the number of shares underlying the foregoing option grant to increase the grant to 1,305,921 and to reduce the exercise price to $0.46 per share. The options fully vested on the grant date of December 14, 2006 and expire on December 14, 2010.

(4)	This amount includes compensation to Mr. Warren pursuant to his 2005 employment agreement and insurance payments for the benefit of Mr. Warren’s personal trust and a disability policy.

(5)	Includes car allowances to Mr. Warren of $6,000 in 2006.

(6)	Mr. Fresia’s employment with ACT commenced on November 28, 2006 and the salary amount of $9,423 is based on an annual salary of $175,000.

(7)

On December 14, 2006, 3,000,000 options were granted to Mr. Fresia with an exercise price of $0.20 per share, vesting in equal annual increments over five years beginning December 14, 2007, with an expiration date of December 14, 2013.

(8)

In December 2006, the shareholders approved an increase of the number of shares underlying the options to increase the option grant to 326,480 shares at an exercise price of $0.46 per share. The options fully vested on the grant date of December 14, 2006 and expire on December 14, 2010. Mr. Knopp’s employment with the Company terminated in March, 2007

(9)	Other compensation is a car allowance to Mr. Kelly of $6,457 and $282 for insurance and disability payments.

(10)	This amount includes a car allowance to Mr. Knopp of $6,000 and life insurance payments for the benefit of his personal trust and a disability policy.

The executives named above are the only persons who were executive officers of ACT during 2006.

Mr. Warren’s total 2006 compensation includes a base salary of $189,000, bonus of $86,375, insurance payments in the amount of $1,002 and a car allowance of $6,000. He also received $84,500 and 1,305,921 options priced at $0.46 pursuant to his 2005 employment agreement. Mr. Warren’s 2005 employment agreement required the company to grant Mr. Warren, subject to shareholder approval of the necessary amendments to the 2004 plan, an option to purchase 600,000 shares of the company’s common stock at an exercise price of $1.00 per share. In December 2006, the shareholders approved an increase in the number of shares underlying the foregoing option grant to increase the grant to 1,305,921 and to reduce the exercise price to $0.46 per share. The options fully vested on the grant date of December 14, 2006 and expire on December 14, 2010.

Mr. Fresia’s compensation for 2006 was $9,423 based on an annual salary of $175,000. His employment with the Company commenced on November 28, 2006.

Mr. Kelly’s 2006 compensation package includes a salary of $139,167, a bonus of $29,341, insurance payments of $282 and a car allowance of $6,457. He received 326,480 options with at strike price of $0.46 pursuant to his 2005 employment agreement. Under the terms of Mr. Kelly’s employment agreement, he was granted an option to purchase 150,000 shares of the company’s common stock at $1.00 per share. In December 2006, the shareholders approved an increase of the number of shares underlying the options to increase the option grant to 326,480 shares at an exercise price of $0.46 per share. The options fully vested on the grant date of December 14, 2006 and expire on December 14, 2010.

In 2006, Mr. Knopp received a salary of $135,000, a bonus of $46,625, payments for insurance in the amount of $716 and a car allowance of $6,000. Under the terms of Mr. Knopp’s employment agreement, he was granted an option to purchase 150,000 shares of the company’s common stock at $1.00 per share. In December 2006, the shareholders approved an increase of the number of shares underlying the options to increase the option grant to 326,480 shares at an exercise price of $0.46 per share. The options fully vested on the grant date of December 14, 2006 and expire on December 14, 2010.

Annual performance objectives are established by the Compensation Committee. Based on the 2006 results, the Compensation Committee determined that awards for all executive officers would be paid at 53% of the target amount. For more detailed information with regard to performance objectives and measures, see the “Compensation Discussion and Analysis” above.

Other Compensation

The amounts shown in the All Other Compensation Table below represent insurance payments and car allowances received by the NEOs in 2006.

2006 All Other Compensation Table

Name	Year	Perquisites and Other Personal Benefits ($)		Tax Reimbursements ($)	Insurance Premiums ($)		Company Contributions to Retirement and 401(k) Plans ($)	Severance Payments/ Accruals ($)	Change in Control Payments/ Accruals ($)	Total ($)
Gene Warren (Former Chief Executive Officer)	2006	6,000	(1)	—	1,002	(2)	—	—	—	7,002
Mark K. Kelly* (Chief Operating Officer)	2006	6,457	(3)	—	282	(4)	—	—	—	6,739
Kenneth J. Knopp (Former Vice President Operations)	2006	6,000	(5)	—	716	(6)	—	—	—	6,716

*	Mr. Kelly’s salary, bonus, and other compensation were paid by the company in Canadian dollars. The amounts shown for Mr. Kelly’s compensation are presented in U.S. dollars based on the average exchange rate for the fiscal year 2006 of 0.88206 Canadian dollars for each U.S. dollar. This exchange rate was taken from the website http://www.oanda.com/convert/fxhistory.

(1)	Mr. Warren’s 2006 car allowance was this amount.

(2)	This amount includes $476 for life insurance for the benefit of Mr. Warren’s personal trust and $526 for a disability policy.

(3)	Mr. Kelly’s 2006 car allowance was this amount.

(4)	This amount includes $198 for life, health and dental insurance, as well as, $84 for short- and long-term disability insurance.

(5)	Mr. Knopp’s 2006 car allowance was this amount.

(6)	This amount includes $340 paid for an insurance policy for the benefit of Mr. Knopp’s personal trust and disability payments of $376.

In 2006, insurance payments of $476 were made for the benefit of Mr. Warren’s personal trust and $526 for short- and long-term disability policies. He also received $6,000 for a car allowance and $84,500 under the terms of his 2005 employment agreement.

Mr. Kelly received a car allowance of $6,457. Insurance payments were made in the amount of $198 for life, health and dental insurance, as well as $84 for short- and long-term disability insurance payable to his personal trust.

Insurance payments of $340 were made for the benefit of Mr. Knopp’s personal trust and $376 for short- and long-term disability coverage. He also received $6,000 for a car allowance in 2006.

Perquisites

The perquisites listed in the table below represent 2006 car allowances received by the NEOs.

2006 Perquisites Table

Name	Year	Personal Use of Company Car/Parking	Financial Planning/ Legal Fees	Club Dues	Executive Relocation	Total Perquisites and Other Personal Benefits
Gene Warren (Former Chief Executive Officer)	2006	$6,000				$6,000
Mark K. Kelly* (Chief Operating Officer)	2006	6,457				6,457
Kenneth J. Knopp (Former Vice President Operations)	2006	6,000				6,000

*	Mr. Kelly’s salary, bonus, and other compensation were paid by the company in Canadian dollars. The amounts shown for Mr. Kelly’s compensation are presented in U.S. dollars based on the average exchange rate for the fiscal year 2006 of 0.88206 Canadian dollars for each U.S. dollar. This exchange rate was taken from the website http://www.oanda.com/convert/fxhistory.

During fiscal year 2006, Messrs. Warren and Knopp each received a car allowance of $6,000. Mr. Kelly received a car allowance of $6,457 in U.S. dollars, converted on the basis described above.

Grant of Plan-Based Awards

Set out in the following table is a listing of the 2006 option awards made to Messrs. Warren, Fresia, Kelly and Knopp under the 2004 plan. These awards were granted at the end of fiscal year 2006 and none of these awards will result in future pay-outs.

2006 Grants Of Plan-Based Awards Table (1)

Name	Grant Date	Approval Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($ /Sh)	Closing Price on Grant Date ($ / Sh)
			Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Gene Warren (2) (Former Chief Executive Officer)	12/14/06	12/14/06								1,305,921	$0.46	$0.085
Rick Fresia (4) (Chief Financial and Accounting Officer)	12/14/06	12/14/06								3,000,000	$0.20	$0.085
Mark K. Kelly (5)* (Chief Operating Officer)	12/14/06	12/14/06								326,480	$0.46	$0.085
Kenneth J. Knopp (5) (Former Vice President Operations)	12/14/06	12/14/06								326,480	$0.46	$0.085

*	Mr. Kelly’s salary, bonus, and other compensation were paid by the company in Canadian dollars. The amounts shown for Mr. Kelly’s compensation are presented in U.S. dollars based on the average exchange rate for the fiscal year 2006 of 0.88206 Canadian dollars for each American dollar. This exchange rate was taken from the website http://www.oanda.com/convert/fxhistory.

(1)	Stock underlying option grants were made from 2004 Equity Incentive Plan.

(2)

In December 2006, the shareholders approved an increase in the number of shares underlying the foregoing option grant to increase the grant to 1,305,921 and to reduce the exercise price to $0.46 per share. The options fully vested on the grant date of December 14, 2006 and expire on December 14, 2010.

(3)	Mr. Fresia’s award was granted as part of his initial compensation package.

(4)

On December 14, 2006, the Board of Directors approved the terms of Mr. Fresia’s letter agreement, providing for a grant of 3,000,000 options with an exercise price of $0.20 per share, vesting in equal annual increments over a five year period beginning December 14, 2007, with an expiration date of December 14, 2013.

(5)

In December 2006, the shareholders approved an increase of the number of shares underlying the options to increase the option grant to 326,480 shares at an exercise price of $0.46 per share. The options fully vested on the grant date of December 14, 2006 and expire on December 14, 2010.

Options were granted to Messrs. Warren, Kelly and Knopp in their 2005 employment agreements as discussed below in “Employment Agreements”, however they were subject to shareholder approval of an amendment to the 2004 plan at the 2006 annual meeting. Additional shares underlying the option grants were approved by the shareholders on December 14, 2006.

The total amounts awarded in 2006 are reported above in the Summary Compensation Table in the column titled “Long-term Compensation Awards, Securities Underlying Options”. No other equity-based incentives were awarded to our executive officers in 2006.

Key Employee Agreements

Agreement with Gene Warren

In connection with the August 2005 Dolphin Direct investment, the Company entered into an employment contract with Gene Warren. The one-year agreement provided for a salary of $189,000, with a performance bonus payable each year in an amount to be determined by the Board of Directors in its sole discretion. The target bonus amount was 50% of Mr. Warren’s base salary. The agreement also required the company to grant Mr. Warren, subject to shareholder approval of the necessary amendments to the 2004 plan, an option to purchase 600,000 shares of the company’s common stock at an exercise price of $1.00 per share. The company obtained shareholder approval in December 2006 to increase the number of shares underlying the foregoing option grant to allow the company to grant 1,305,921 options and to reduce the exercise price to $0.46 per share. The options fully vested on the grant date of December 14, 2006 and expire on December 14, 2010. This agreement has been superseded in it’s entirety by an agreement dated March 19, 2007 which reflects Mr. Warren’s new role within the company.

Agreements with Mark K. Kelly and Kenneth J. Knopp

As part of the August 2005 Dolphin Direct closing, the company entered into employment agreements with Mark K. Kelly, Vice President Technology and Chief Technology Officer and Kenneth J. Knopp, Vice President Global Operations. Each of these agreements had a term of six months, provided for salary at a rate of $135,000 per year with performance-based bonuses targeted at 50% of base salary, but subject to the sole discretion of the Board of Directors, and provided for a grant of an option to purchase 150,000 shares of the company’s common stock at $1.00 per share with vesting and forfeiture provisions similar to those described for Mr. Warren. The Company received approval of the shareholders to increase the number of shares underlying the options, thereby allowing the company to increase the grant to 326,480 shares at an exercise price of $0.46 per share.

Agreement with Rick Fresia

On November 28, 2006, the company entered into an employment agreement with Rick Fresia, Chief Financial Officer. The agreement provides for salary at a rate of $175,000 per year with performance-based bonuses targeted at 50% of base salary, but subject to the sole discretion of the Board of Directors, and provides for a grant of an option to purchase 3,000,000 shares of the company’s common stock at $0.20 per share. The options would vest in equal annual increments over a five year period beginning December 14, 2007 and have a term of seven years. The options will vest immediately in the event of a change of control coupled with termination or a material diminution of his duties with the company. Mr. Fresia’s employment is at will, meaning that ACT may terminate the contact at any time. Mr. Fresia is entitled to a severance package equal to six-months’ salary in the event ACT terminates him with cause at any time after the three-month anniversary of his start date.

Indemnification Agreements

We have entered into indemnification agreements with each of our directors. The indemnification agreements generally provide that the company will, to the fullest extent permitted by Colorado law and subject to certain limitations, indemnify the directors from or against any liabilities and reasonable expenses actually incurred by such person in connection with any proceeding to which such person is a party by reason of such person’s service as a director, officer, employee or agent of ours. Each agreement also provides that the company will advance expenses incurred by the director in defense of any such proceeding, and, to the extent we maintain directors’ and officers’ liability insurance, such director will be covered by such policy.

Key Employee Insurance

We maintain a key-employee life insurance policy for on Mr. Warren with the major portion of proceeds payable to us and the remainder payable to the executive’s estate. The intended purpose of the policies is to assist us in replacing him and in making other adjustments in operations if he dies. The company also holds a split dollar policy for $600,000 payable in the event of Mr. Warren’s death.

Outstanding Equity-Based Awards.

We have issued options to executive management under the Stock Option Plan of 1991, as amended, the Stock Option Plan of 1996, as amended, the Stock Option Plan of 2000, as amended, and the 2004 Equity Incentive Plan. As of the end of fiscal year 2006, the executives’ stock options listed below were outstanding.

2006 Outstanding Equity Awards At Fiscal Year-End Table

	Option Awards							Stock Awards
Name	Number of Securities Underlying Unexercised Options (#)		Number of Securities Underlying Unexercised Options (#)		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date *	Number of Shares or Units of Stock That Have Not Vested (#)	(1) Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
	Exercisable		Unexercisable
Gene Warren (Former Chief Executive Officer)	1,305,921	(2)	—		—	$0.46	12/14/10	—	$0.00	—	$0.00
	50,000		—		—	2.75	10/30/06	—	0.00	—	0.00
	25,000		—		—	5.00	6/16/07	—	0.00	—	0.00
	25,000		—		—	6.00	12/27/07	—	0.00	—	0.00
	100		—		—	7.00	11/28/09	—	0.00	—	0.00
	20,000		—		—	5.00	9/8/11	—	0.00	—	0.00
	20,000		—		—	2.90	6/28/12	—	0.00	—	0.00
	9,176		—		—	1.41	10/31/12	—	0.00	—	0.00
	100,000		—		—	1.00	1/15/13	—	0.00	—	0.00
	2,294		—		—	1.41	4/1/14	—	0.00	—	0.00
	200,000		—		—	2.40	5/21/14	—	0.00	—	0.00
	20,000		—		—	4.25	6/7/09	—	0.00	—	0.00

Rick Fresia (Chief Financial and Accounting Officer)	—		3,000,000	(3)	3,000,000	$0.20	12/14/13	3,000,000	$0.00	—	$0.00

Mark K. Kelly (Chief Operating Officer)	326,480	(4)	—		—	$0.46	12/14/10	—	$0.00	—	$0.00
	7,000		—		—	5.00	4/15/11	—	0.00	—	0.00
	10,000		—		—	2.90	6/28/12	—	0.00	—	0.00
	100		—		—	7.00	11/28/09	—	0.00	—	0.00
	15,000		—		—	7.00	11/28/09	—	0.00	—	0.00
	3,000		—		—	5.75	6/21/10	—	0.00	—	0.00
	3,033		—		—	1.41	10/28/12	—	0.00	—	0.00
	15,000		—		—	1.00	1/12/13	—	0.00	—	0.00
	758		—		—	1.41	3/29/14	—	0.00	—	0.00
	7,500		—		—	1.50	10/25/14	—	0.00	—	0.00
	32,500		—		—	2.50	10/25/14	—	0.00	—	0.00

Kenneth J. Knopp (Former Vice President Operations)	326,480	(4)	—		—	$0.46	12/14/10	—	$0.00	—	$0.00
	10,000		—		—	5.00	9/8/11	—	0.00	—	0.00
	7,000		—		—	2.90	6/28/12	—	0.00	—	0.00
	300		—		—	9.00	6/28/08	—	0.00	—	0.00
	2,000		—		—	9.00	6/28/08	—	0.00	—	0.00
	5,000		—		—	4.25	6/15/09	—	0.00	—	0.00
	200		—		—	4.25	6/15/09	—	0.00	—	0.00
	100		—		—	7.00	11/28/09	—	0.00	—	0.00
	3,000		—		—	5.75	6/21/10	—	0.00	—	0.00
	4,787		—		—	1.41	10/28/12	—	0.00	—	0.00
	1,196		—		—	1.41	3/29/14	—	0.00	—	0.00
	7,500		—		—	1.50	10/25/14	—	0.00	—	$0.00
	32,500		—		—	2.50	10/25/14	—	0.00	—	0.00

*	With respect Messrs. Warren, Kelly, and Knopp’s options, a portion of such grants will be forfeited as of the effective date of any resignation or termination for cause.

(1)	Closing stock price on December 31, 2006 was $0.10.

(2)

Mr. Warren’s 2005 employment agreement required the company to grant Mr. Warren, subject to shareholder approval of the necessary amendments to the 2004 plan, an option to purchase 600,000 shares of the company’s common stock at an exercise price of $1.00 per share. In December 2006, the shareholders approved an increase in the number of shares underlying the foregoing option grant to increase the grant to 1,305,921 and to reduce the exercise price to $0.46 per share. The options fully vested on the grant date of December 14, 2006 and expire on December 14, 2010.

(3)

On December 14, 2006, 3,000,000 options were granted to Mr. Fresia with an exercise price of $0.20 per share, vesting in equal annual increments over five years beginning on December 14, 2007, with an expiration date of December 14, 2013.

(4)

Under the terms of Messrs. Kelly’s and Knopp’s employment agreements, each was granted an option to purchase 150,000 shares of the company’s common stock at $1.00 per share. In December 2006, the shareholders approved an increase of the number of shares underlying the options to increase the option grant to 326,480 shares at an exercise price of $0.46 per share. The options fully vested on the grant date of December 14, 2006 and expire on December 14, 2010.

With the closing of the Dolphin Direct Investment in August 2006, the vesting of all stock options was accelerated pursuant to change in control provisions contained in the plans. The provisions are discussed above in “Long-term Equity Awards—Change in Control Provisions”. In 2006, option awards were granted to Messrs. Warren, Fresia, Kelly and Knopp, as discussed above in “Grant of Plan-Based Awards”.

Option Exercises and Stock Vesting

Due to the percentage of shares held by Dolphin, all remaining unvested options awarded prior to December 31, 2005 did accelerate and fully vest during the first quarter of 2006. Accordingly, all outstanding equity granted to Messrs. Warren, Kelly and Knopp was vested, so 165,000, 36,250 and 31,700 shares of stock, respectively, granted to the named executive officers prior to 2006 vested during 2006. No options were exercised in 2006.

Pension Benefits

SEC regulations require disclosure regarding any plans that provide for retirement payments or benefits other than defined contribution plans. We have never had any such benefit plan and do not anticipate creating any such plan in the future. As a result, we have omitted this table.

Non-Qualified Deferred Compensation

SEC regulations require the disclosure of defined contribution or other plans that provide for deferral of compensation on a basis that is not tax-qualified. We have never had any such benefit plan and do not anticipate creating such a plan in the future. As a result, we have omitted this table.

Potential Payments Upon Termination or Change-in-Control

Under SEC regulations, the Company is required to disclose information regarding agreements, plans or arrangements that provide for payments or benefits to our executive officers in connection with any termination of employment or change in control. We have an agreement with Mr. Fresia providing for his potential payment of six months’ salary upon his termination without cause.

2006 Potential Payments Upon Termination Or Change In Control Table

Name	Benefit	Before Change in Control Termination w/o Cause or for Good Reason	After Change in Control Termination w/o Cause or for Good Reason	Voluntary Termination	Death	Disability	Change in Control
Rick Fresia Chief Financial Officer and Principal Accounting Officer	$87,500	$87,500	$87,500				$87,500

The Board of Directors approves all Severance Agreements. The Board of Directors has approved a Severance Agreement, whereby Mr. Fresia is eligible to receive six months’ salary upon his three-month anniversary (February 28, 2007) in the event of his termination without cause and upon his execution of a Separation and General Release acceptable to the Company.

Under the terms of the agreement, cause is defined as the occurrence of one or more of the following events:

•

Failure or refusal to substantially perform his lawful duties as directed by the Board of Directors and his receipt of written demand for performance, which specifically identifies the deficiency and his subsequent failure to correct the deficiency as described in the notice within fifteen (15) days of receiving such notice;

•	Indictment or conviction (or plea of no contest) of a crime against the Company or any felony crime or crime involving dishonesty, fraud, embezzlement or moral turpitude;

•	Gross misconduct that materially injures, monetarily or otherwise, the reputation or business of the Company;

•	Breach of duty of loyalty or care to the Company; or

•	Any other material violation of any provision of any of the policies or procedures of the Company that is not cured within 15 days after receipt of written notice thereof.

Following a termination without cause, Mr. Fresia shall be entitled to receive, for a period of six (6) consecutive months thereafter, the continuation of the payment of Fresia’s Annual Base Salary (as in effect on the effective date of such Eligible Termination) paid in equal installments and at the same intervals as other officers of the Company are paid.

The other NEOs are not covered under employment agreements.

Compensation of Directors

Set out in the following table is information with respect to the compensation for fiscal 2006 of each of our directors, in their capacity as directors.

2006 Director Compensation Table

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Malcolm M. Aslin	$20,000						$20,000
Clarke H. Bailey	20,000						20,000
Naomi J. Perry	20,000						20,000
Michael W. Shepherd	20,000						20,000

The Company generally uses a combination of cash and stock-based compensation to attract and retain qualified candidates to serve on the Board. In setting director compensation, the Company considers the significant amount of time that Directors dedicate to the fulfillment of their duties to the Company, as well as the skill-level required of members of the Board.

During fiscal 2006, Directors Malcolm M. Aslin, Clarke H. Bailey, Naomi Perry, and Michael Shepherd were each paid $5,000 per calendar quarter for serving on our Board of Directors.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information known to us as of January 30, 2007, regarding beneficial ownership of each class of our voting securities for our directors, director nominees and executive officers listed in the summary compensation table below, who we refer to as our named executive officers, each beneficial owner (based upon our review of documents filed by them with the Securities and Exchange Commission under Section 13(d) or 13(g) of the Securities Exchange Act of 1934, as amended) of 5% or more of each class of our outstanding voting securities, and our directors and executive officers as a group. Under the rules of the Securities and Exchange Commission, beneficial ownership includes voting or investment power with respect to securities and, with respect to each beneficial owner, includes the shares issuable thereto in respect of stock options, warrants and other instruments convertible into the class of voting security shown as beneficially owned by that beneficial owner that are currently exercisable or will be exercisable within 60 days. Voting securities issuable upon exercise or conversion of stock options, warrants or other convertible instruments are deemed outstanding for purposes of computing the percentage owned of the beneficial owner of such options, warrants or other convertible instruments, but are not deemed outstanding for purposes of computing the percentage owned of any other beneficial owner. Unless otherwise indicated by footnote, the beneficial owners of the voting securities shown in the table below have sole voting and investment power over the shares shown as beneficially owned by them. We have calculated the percentages based on 16,847,370 shares of common stock and 160,000 shares of Series AA convertible preferred stock outstanding as of the close of business on January 30, 2007.

	Common Stock			Series AA Convertible Preferred Stock			Percent of Combined Voting Class Voting Power(1)
Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class		Amount and Nature of Beneficial Ownership	Percent of Class
Directors and Director Nominees
Malcolm M. Aslin(2)	94,876		*	200		*		*
Clarke H. Bailey	—	—		—	—		—
Naomi Perry(3)	46,411		*	304		*		*
Carlos P. Salas	—	—		—	—		—
Peter E. Salas(4)	24,359,346	59.1		146,378	91.5		56.3
Michael Shepherd	—	—		—	—		—
Named Executive Officers
Gene Warren(5)	1,882,258	10.1		—	—		4.2
Mark K. Kelly(6)	423,703	2.5		—	—			*
Kenneth J. Knopp(7)	401,259	2.3		—	—			*
Rick Fresia	—	—		—	—		—
All directors and executive officers as a group (10 persons)	27,207,853	74.0		146,882	91.8		59.4
Five Percent Owners
Dolphin Management Inc.(8)	24,359,346	59.1		146,378	91.5		56.3
Gerald D. Van Eeckhout(9)	883,273	5.2		—	—		2.0
Gary Martin Glaser(10)	2,160,813	12.1		6,000	3.6		4.9
William S. Lapp(11)	1,152,070	6.7		2,942	1.8		2.7

*	Represents less than 1%

(1)

Represents the percent of voting power of the Combined Voting Class, which consists of the shares of common stock and shares of Series AA convertible preferred stock voting together as a single voting group or class (with the preferred stock voting on an as-converted to common stock basis).

(2)

The shares of common stock shown as beneficially owned include 29,876 shares issuable upon conversion of the Series AA convertible preferred stock, and 45,000 shares issuable upon exercise of outstanding stock options.

(3)	The shares of common stock shown as beneficially owned include 45,411 shares issuable upon conversion of the Series AA convertible preferred stock.

(4)

The shares shown as beneficially owned are the same shares shown as beneficially owned by Dolphin Management Inc. The shares of common stock shown as beneficially owned include 24,358,846 shares issuable upon conversion of the Series AA convertible preferred stock. Mr. Salas is the President and sole shareholder of Dolphin Management Inc., and Mr. Salas discloses his address to be c/o Dolphin Asset Management Corp., 129 East 17th Street, New York, New York 10003. Mr. Salas disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein. See also footnote 10 below.

(5)	Includes 1,707,491 shares issuable upon exercise of outstanding stock options.

(6)	Includes 420,371 shares issuable upon exercise of outstanding stock options.

(7)	Includes 400,063 shares issuable upon exercise of outstanding stock options.

(8)

The shares of common stock shown as beneficially owned include 24,358,846 shares issuable upon conversion of the Series AA convertible preferred stock, 250 shares beneficially owned directly by Dolphin Direct Equity Partners, LP (“Dolphin Direct”), and 250 shares beneficially owned directly by Dolphin Offshore Partners, LP (“Dolphin Offshore”). The shares of Series AA convertible preferred stock shown as beneficially owned include 121,378 shares owned directly by Dolphin Direct and 25,000 shares owned directly by Dolphin Offshore. Dolphin Management Inc. is the sole managing member of Dolphin Advisors, LLC, which is the parent of Dolphin Offshore and the sole managing general partner of Dolphin Direct. Each of the Dolphin entities reports shared voting and investment power over the shares reported with Mr. Salas, and each discloses its address to be c/o Dolphin Asset Management Corp., 129 East 17th Street, New York, New York 10003. See also footnote 4 above.

(9)

Includes 168,682 shares issuable upon exercise of outstanding stock options, 44,986 of which are held directly by Carolyn Van Eeckhout and with respect to which Mr. Van Eeckhout disclaims beneficial ownership. Mr. and Mrs. Van Eeckhout’s address is 3913 Mountainside Trail, Evergreen, Colorado 80439.

(10)

The shares of common stock shown as beneficially owned include 1,035,813 shares issuable upon conversion of the Series AA convertible preferred stock, 811,746 of which are issuable upon exercise of outstanding warrants to acquire shares of Series AA convertible preferred stock. The shares of Series AA convertible preferred stock shown as beneficially owned include 4,500 shares issuable upon exercise of outstanding warrants. Mr. Glaser discloses his address to be 5 Greenwich Office Park, Greenwich, Connecticut 06831.

(11)

The shares of common stock shown as beneficially owned include 561,500 shares held directly by Lapp Libra 401(k) Daily Plan FBO William Lapp (the “Lapp Plan”) and 439,470 shares issuable upon conversion of the Series AA convertible preferred stock. The shares of Series AA convertible preferred stock shown as beneficially owned include 2,250 held directly by the Lapp Plan. Mr. Lapp discloses his address to be One Financial Plaza, Suite 2500,120 Sixth Street, Minneapolis, Minnesota 55402.

Securities Authorized for Issuance under Equity Compensation Plans

We reward our employees with equity compensation in the form of stock options, stock grants, and participation in our Employee Stock Purchase Plan. The following table summarizes our equity compensation plans as of December 30, 2005.

Equity Compensation Plan Information

	(a)		(b)		(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plans approved by shareholders	6,699,691	(1)	$0.89	(1)	1,981,119	(2)
Plans not approved by shareholders	—		0.00		—

Total	6,699,691		$0.89		1,981,119

(1)	Reflects options granted under our Stock Option Plan of 1991, our Stock Option Plan of 1996, as amended, our Stock Option Plan of 2000, as amended, and our 2004 Equity Incentive Plan, as amended.

(2)	Reflects options remaining available for grant under our 2004 Equity Incentive Plan, as amended.

Item 13.	Certain Relationships and Related Transactions

Corporate Governance and Policies of the Board of Directors

Board and Committee Matters

Our Board of Directors has determined that each of Messrs. Aslin, Bailey and Shepherd and Ms. Perry is independent under Nasdaq Marketplace Rule 4200(a)(15). Mr. Carlos Salas, who is not independent by such standards, serves as a member on our Compensation (Nominating) Committee with Ms. Perry.

Related Person Transaction Approval Policy

Our board of directors has delegated to our audit committee the obligation and authority to pre-approve financial transactions, arrangements and relationships involving more than $120,000 in any fiscal year (if they are reportable under the rules of the Securities and Exchange Commission) if the transaction involves ACT Teleconferencing, on the one hand, and a director, director nominee, executive officer, or greater than 5% shareholder, or any immediate family member of any of them, whether directly or indirectly, on the other hand, in each case to the extent set forth in the audit committee charter. In the event that any related party transaction described above is identified after it commences, the audit committee has been provided the authority to ratify, amend or rescind the transaction, in its reasonable discretion. The audit committee has delegated to the chairman of the audit committee the authority to approve or take actions with respect to related person transaction issues arising, or first becoming known, between audit committee meetings. Any action taken by the chairman in that regard is to be reported to the full audit committee at its next regularly scheduled meeting.

Factors considered by the audit committee in determining whether to approve related person transactions include:

•	whether the terms are fair to ACT Teleconferencing and negotiated at arm’s-length;

•	whether the transaction is or may become material to ACT Teleconferencing or the related person;

•	the related person’s role in arranging the transaction;

•	the structure of the transaction; and

•	the interests of all persons, including ACT Teleconferencing, in the transaction.

Our audit committee may, in its sole discretion, approve or deny any related person transaction, and may condition it upon any factors it deems reasonable under the circumstances.

Compensation Committee Interlocks and Insider Participation

From January 1, 2005 to August 19, 2005, the compensation committee consisted of James F. Seifert, Mack V. Traynor III, Gerald D. Van Eeckhout, Jules L. DeVigne, and Lewis Jaffe. Except for Mr. DeVigne, each of these directors resigned from the Board of Directors in connection with the Dolphin Direct Series AA convertible preferred stock investment. Since August 19, 2005, Carlos Salas, Naomi Perry, and Clarke Bailey have served as the members of our compensation committee. None of the members of the compensation committee during the fiscal year 2005 are or were executive officers of the company, at any time, except for Mr. Van Eeckhout, who is our former Chief Executive Officer. Mr. Salas is a principal of entities affiliated with Dolphin Management Inc. and Dolphin Direct. Information with respect to transactions between such entities or their affiliates and us is contained hereinafter under the caption “Transactions with related parties”.

On May 12, 2003, we entered into an agreement with certain investors to issue $7.3 million in senior secured subordinated notes, and warrants to purchase our common stock. A personal trust controlled by James F. Seifert contributed $1 million to the financing, of which $500,000 (plus accrued and unpaid interest thereon) was originally provided to us in connection with a previous loan on January 6, 2003. The trust purchased $1.0 million principal amount of the notes and 333,333 warrants, and the bridge note we issued to Mr. Seifert on January 6, 2003 was cancelled. The note was paid in full on October 31, 2005.

Transactions with related parties

Dolphin Direct acquired 65,978 shares of our Series AA convertible preferred stock, and Mr. Aslin and Ms. Perry acquired 200 shares and 304 shares, respectively, of our series AA convertible preferred stock in February 2006. The purchase price per share at closing was $100, resulting in gross proceeds to us from such investors of approximately $6.6million. Such proceeds were used to repay the approximate $7.0 million owed to Dolphin Direct.

During 2006, we also paid Dolphin Direct a management fee of $320,000 pursuant to our management agreement entered into with Dolphin Direct in connection with the series AA convertible preferred offering, and quarterly dividends on its preferred stock purchased of 9.55% (in the form of increases in the stated value of the preferred stock).

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

Mr. Peter E. Salas, our Chairman of the Board of Directors, is an affiliate of Dolphin Direct and its related entities that entered into transactions with us and benefits directly from such transactions by virtue of his ownership in Dolphin Direct and its related entities. Mr. Carlos Salas, one of our directors, is a principal in such entities and may also be deemed to benefit directly or indirectly from such transactions.

Item 14.	Principal Accountant Fees and Services

Our Audit Committee selected on July 21, 2006 and the company engaged on July 26, 2006 Rodefer Moss & Co, PLLC as the company’s independent registered public accounting firm for the fiscal year ending December 31, 2006, to replace the company’s prior firm, Hein & Associates LLP, which it dismissed on July 26, 2006.

For the fiscal year ending December 31, 2006 the fees billed to us for the services provided by Rodefer Moss to us are set forth below:

Audit Fees. Rodefer Moss & Co, PLLC fees of $242,500 for the fiscal year ended December 31, 2006, for professional services rendered by them for the audit of our annual financial statements included in our annual reports and the review of financial statements included in our quarterly reports for such periods.

Audit-Related Fees. Rodefer Moss & Co, PLLC billed us $1,971 for the fiscal year ended December 31, 2006 for assurance and related services reasonably related to the performance of the audit or review of our financial statements for such periods. Such fees related to the review of SEC related comments.

Tax Fees. Rodefer Moss & Co, PLLC did not provide us, or bill us for, any professional services rendered for tax compliance, tax advice or tax planning in the last two fiscal years.

All Other Fees. Rodefer Moss & Co, PLLC did not provide us, or bill us for, products or services in the last two fiscal years, other than the services performed in connection with the fees reported under the captions “Audit Fees” and “Audit-Related Fees” above.

For the fiscal years ending December 31, 2006 and December 31, 2005, the fees billed to us for the services provided by Hein & Associates LLP are set forth below:

Audit Fees. Hein & Associates LLP billed us $29,500 for the fiscal year ended December 31, 2006, for professional services rendered by them for the audit of our annual financial statements included in our annual reports and the review of financial statements included in our quarterly reports for such periods.

Audit-Related Fees. Hein & Associates LLP billed us $12,600 for the fiscal year ended December 31, 2006, for assurance and related services reasonably related to the performance of the audit or review of our financial statements for such periods. Such fees related to their consents associated with registration statements in 2006.

Tax Fees. Hein & Associates LLP did not provide us, or bill us for, any professional services rendered for tax compliance, tax advice or tax planning in the last two fiscal years.

All Other Fees. Hein & Associates LLP did not provide to us, or bill us for any products or services in the last two fiscal years, other than the services performed in connection with the fees reported under the captions “Audit Fees” and “Audit-Related Fees” above.

Independence of Principal Accountant

The Audit Committee has considered the effect that the provision of the services described under “Audit-Related Fees,” “Tax Fees,” and “All Other Fees” may have on the independence of Roeder Moss & Co, PLLC and has determined that the provision of those services is compatible with maintaining independence as our independent auditors. Accordingly, the Audit Committee did not take formal action to approve any of the specific services giving rise to the payment of such fees.

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

(a) (3) Exhibits:

Index to Exhibits

All exhibits are filed electronically or incorporated by reference.

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of ACT Teleconferencing, Inc.

3.2	Amended and Restated Bylaws of ACT Teleconferencing, Inc. (Incorporated by reference, attached as Exhibit 3.2.1 to our Form 10-Q for the quarter ended June 30, 2006, filed with the Securities and Exchange Commission on August 14, 2006, File No. 0-27560).

4.1	Form of specimen certificate for common stock of ACT Teleconferencing, Inc. (Incorporated by reference, attached as Exhibit 4.1 to our Registration Statement on Form SB-2, filed with the Securities and Exchange Commission on October 10, 1995, and amendments to our Form SB-2, File No. 33-97908-D).

10.1**	Stock Option Plan of 1991, as amended, authorizing 400,000 shares of common stock for issuance under the plan (Incorporated by reference, attached as an Exhibit 10.1 to our Registration Statement on Form SB-2, filed with the Securities and Exchange Commission on October 10, 1995, and amendments to our Form SB-2, File No. 33-97908-D).

10.2**	Form of Stock Option Agreement (Incorporated by reference, attached as Exhibit 10.2 to our Registration Statement on Form SB-2, filed with the Securities and Exchange Commission on October 10, 1995, and amendments to our Form SB-2, File No. 33-97908-D).

10.3**	Stock Option Plan of 1996, as amended (Incorporated by reference, attached as Exhibit 4.6 to our Registration Statement on Form S-8, filed with the Securities and Exchange Commission on July 2, 1998, File 333-58403).

10.4**	Stock Option Plan of 2000, as amended (Incorporated by reference, attached as Exhibit 10.28 to our Registration Statement on Form S-1, filed with the Securities and Exchange Commission on December 3, 2001, File No. 333-74438).

10.5**	2004 Equity Incentive Plan, as amended (Incorporated by reference, attached as Appendix D to our definitive proxy statement on Schedule 14A, filed with the Securities and Exchange Commission on November 3, 2006, File No. 000-27560).

10.6**	Form of Stock Option Agreement under 2004 Equity Incentive Plan, as amended

10.7	Agreement for Videoconferencing Equipment and Services among ACT Videoconferencing, Inc. and the GTE Telephone Operating Companies named therein, dated October 1, 1998 (Incorporated by reference, attached as Exhibit 10.27 to our Form 10-QSB for the quarter ending September 30, 1998, filed with the Securities and Exchange Commission on November 16, 1998, File No. 000-27560).

10.8	Service order attachment signed March 15, 2001, between ACT Teleconferencing Services, Inc. and AT&T Corporation for the supply of domestic voice/data services (Incorporated by reference, attached as Exhibit 10.29 to our Registration Statement on Form S-1, filed with the Securities and Exchange Commission on December 3, 2001, File No. 333-74438).

10.9	Videoconference Services Agreement between ACT Videoconferencing and Bristol Meyers Squibb Company (Incorporated by reference, attached as Exhibit 10.42 to our report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2002, File No. 000-27560).

10.10	Loan and Security Agreement with Silicon Valley Bank of November 19, 2004 (Incorporated by reference, attached as Exhibit 10.1 to our report on Form 8-K filed with the Securities and Exchange Commission on November 19, 2004, File No. 000-27560).

10.10.1	Forbearance and Amendment to Loan and Security Agreement with Silicon Valley Bank dated May 31, 2005 (Incorporated by reference, attached as Exhibit 10.20.1 to our report on Form 10-K filed with the Securities and Exchange commission on April 17, 2006, File No. 000-27560).

10.10.2	Second Forbearance, Consent and Amendment to Loan and Security Agreement with Silicon Valley Bank dated July 22, 2005 (Incorporated by reference, attached as Exhibit 10.20.2 to our report on Form 10-K filed with the Securities and Exchange commission on April 17, 2006, File No. 000-27560).

10.10.3	Third Forbearance to Loan and Security Agreement with Silicon Valley Bank dated August 31, 2005 (Incorporated by reference, attached as Exhibit 10.20.3 to our report on Form 10-K filed with the Securities and Exchange commission on April 17, 2006, File No. 000-27560).

10.10.4	Fourth Forbearance and Amendment to Loan and Security Agreement with Silicon Valley Bank dated October 31, 2005 (Incorporated by reference, attached as Exhibit 10.7 to our report on Form 8-K filed with the Securities and Exchange commission on November 3, 2005, File No. 000-27560).

10.10.5	Fifth Forbearance and Amendment to Loan and Security Agreement with Silicon Valley Bank dated December 29, 2005 (Incorporated by reference, attached as Exhibit 10.1 to our report on Form 8-K filed with the Securities and Exchange commission on January 20, 2006, File No. 000-27560).

10.10.6	Consent under Loan and Security Agreement with Silicon Valley Bank dated October 31, 2005 (Incorporated by reference, attached as Exhibit 10.20.4 to our report on Form 10-K filed with the Securities and Exchange commission on April 17, 2006, File No. 000-27560).

10.10.7	Waiver and Amendment to Loan and Security Agreement with Silicon Valley Bank dated June 12, 2006 (Incorporated by reference, attached as Exhibit 10.1 to our report on Form 10-Q filed with the Securities and Exchange commission on August 14, 2006, File No. 000-27560).

10.11	Loan Agreement dated June 30, 2006 with Dolphin Direct Equity Partners, LP (Incorporated by reference, attached as Exhibit 10.2 to our report on Form 10-Q filed with the Securities and Exchange commission on August 14, 2006, File No. 000-27560).

10.11.1	Form of Term Promissory Note under the Loan Agreement with Dolphin Direct Equity Partners, LP (Incorporated by reference, attached as Exhibit 10.5 to our report on Form 10-Q filed with the Securities and Exchange commission on August 14, 2006, File No. 000-27560).

10.12	Security Agreement dated June 30, 2006, among ACT Teleconferencing, Inc. and its domestic operating subsidiaries and Dolphin Direct Equity Partners, LP (Incorporated by reference, attached as Exhibit 10.3 to our report on Form 10-Q filed with the Securities and Exchange commission on August 14, 2006, File No. 000-27560).

10.13	Pledge Agreement dated June 30, 2006 between ACT Teleconferencing, Inc. and Dolphin Direct Equity Partners, LP (Incorporated by reference, attached as Exhibit 10.4 to our report on Form 10-Q filed with the Securities and Exchange commission on August 14, 2006, File No. 000-27560).

10.14	Subordination Agreement dated June 30, 2006, among ACT Teleconferencing, Inc., Dolphin Direct Equity Partners, LP, and Silicon Valley Bank (Incorporated by reference, attached as Exhibit 10.6 to our report on Form 10Q filed with the Securities and Exchange commission on August 14, 2006, File No. 000-27560).

10.15	Securities Purchase Agreement between ACT Teleconferencing, Inc. and Dolphin Direct Equity Partners, LP dated June 30, 2005 (Incorporated by reference, attached as Exhibit 10.1 to our report on Form 8-K filed with the Securities and Exchange Commission on July 8, 2005, File No. 000-27560).

10.16	Investor Rights Agreement between ACT Teleconferencing, Inc. and Dolphin Direct Equity Partners, LP dated June 30, 2005 (Incorporated by reference, attached as Exhibit 10.3 to our report on Form 8-K filed with the Securities and Exchange Commission on August 24, 2005, File No. 000-27560).

10.16.1	Amendment to Investor Rights Agreement between ACT Teleconferencing, Inc. and Dolphin Direct Equity Partners, LP dated April 13, 2006 (Incorporated by reference, attached as Exhibit 10.23.1 to our report on Form 10-K filed with the Securities and Exchange Commission on April 17, 2006, File No. 000-27560).

10.17	Management Services Agreement between ACT Teleconferencing, Inc. and Dolphin Advisors, LLC, dated June 30, 2005 (Incorporated by reference, attached as Exhibit 10.4 to our report on Form 8-K filed with the Securities and Exchange Commission on August 24, 2005, File No. 000-27560).

10.18**	Employment Agreement between ACT Teleconferencing, Inc. and Gene Warren dated August 19, 2005 (Incorporated by reference, attached as Exhibit 10.1 to our report on Form 8-K filed with the Securities and Exchange Commission on August 24, 2005, File No. 000-27560).

10.19**	Form of Employment Agreement between ACT Teleconferencing, Inc. and executive officers, dated August 19, 2005 (Incorporated by reference, attached as Exhibit 10.2 to our report on Form 8-K filed with the Securities and Exchange Commission on August 24, 2005, File No. 000-27560).

10.20**	Letter of Employment from ACT Teleconferencing, Inc. to Rick Fresia dated November 29, 2006 (Incorporated by reference, attached as Exhibit 10.1 to our report on Form 8-K filed with the Securities and Exchange Commission on December 4, 2006, File No. 000-27560).

10.21	Form of Director Indemnification Agreement (Incorporated by reference, attached as Exhibit 10.1 to our report on Form 8-K filed with the Securities and Exchange Commission on November 12, 2006, File No. 000-27560).

21	ACT Teleconferencing, Inc. subsidiaries (Incorporated by reference, attached as Exhibit 21 to our annual report on Form 10-K for the year ended December 31, 2002, filed with the Securities and Exchange Commission on April 15, 2003, File No. 000-27560).

23.1	Consent of Hein & Associates LLP

31.1	Rule 13a-14(a) certification of Principal Executive Officer

31.2	Rule 13a-14(a) certification of Principal Financial Officer

32.1	Section 1350 certification of Principal Executive Officer

32.2	Section 1350 certification of Principal Financial Officer

**	Management contract or compensatory arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACT TELECONFERENCING, INC.

Date: March 30, 2007	By:	/s/ Peter E. Salas
Peter E. Salas (Executive Chairman)

Pursuant to the requirements of the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, and in the capacities and on the dates indicated.

Signature	Title

/s/ Rick Fresia Rick Fresia	Principal Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Malcolm M. Aslin Malcolm M. Aslin	Director

/s/ Clarke H. Bailey Clarke H. Bailey	Director

/s/ Naomi J. Perry Naomi J. Perry	Director

/s/ Carlos P. Salas Carlos P. Salas	Director

/s/ Peter E. Salas Peter E. Salas	Chairman of the Board and Principal Executive Officer

/s/ Michael W. Shepherd Michael W. Shepherd	Director

ACT Teleconferencing, Inc.

Item 15A.	ACT Teleconferencing, Inc. Index to Consolidated Financial Statements

ACT Teleconferencing, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

ACT Teleconferencing, Inc. and Subsidiaries

Golden, Colorado

We have audited the accompanying consolidated balance sheet of ACT Teleconferencing, Inc. and Subsidiaries as of December 31, 2006 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ACT Teleconferencing, Inc. and Subsidiaries as of December 31, 2006 and the results of their operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company reported net losses for 2005 and 2004 and reported net income in 2006 for the first time since 2000 and its total liabilities exceed its total assets. This raises substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedules listed in the index of consolidated financial statements are presented for purposes of complying with the Securities and Exchange Commission’s rules and are not a part of the basic consolidated financial statements. These schedules, as of and for the year ended December 31, 2006, have been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

Rodefer Moss & Co, PLLC
Nashville, Tennessee
March 30, 2007

ACT Teleconferencing, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

ACT Teleconferencing, Inc.

Golden, Colorado

We have audited the accompanying consolidated balance sheets of ACT Teleconferencing, Inc. and Subsidiaries as of December 31, 2005 and the related consolidated statements of operations, changes in shareholders’ equity (deficit), and cash flows for each of the two years in the period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ACT Teleconferencing, Inc. and Subsidiaries as of December 31, 2005 and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2005 in conformity with the U.S. generally accepted accounting principles.

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

Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedules listed in the index of consolidated financial statements are presented for purposes of complying with the Securities and Exchange Commission’s rules and are not part of the basic consolidated financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly state in all material respects the financial data related to the years ended 2005 and 2004 required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

HEIN & ASSOCIATES LLP

Denver, Colorado
March 31, 2006

ACT Teleconferencing, Inc.

Consolidated Balance Sheets

December 31, 2006 and 2005

(In thousands, except shares)	2006	2005
Assets
Current assets:
Cash and cash equivalents	$2,283	$1,653
Accounts receivable (net of allowance for doubtful accounts of $501 and $435)	9,864	8,931
Prepaid expenses and other current assets	1,590	822

Total current assets	13,737	11,406
Equipment:
Telecommunications equipment	24,044	20,574
Software	8,321	7,329
Office equipment	11,674	10,550
Less: accumulated depreciation and impairment	(34,655)	(29,515)

Total equipment—net	9,384	8,938
Other assets:
Goodwill	1,032	1,045
Other long term assets	397	423

Total assets	$24,550	$21,812

Liabilities and shareholders’ deficit
Current liabilities:
Accounts payable	$3,725	$3,712
Accrued liabilities	4,924	5,394
Current portion of debt	2,907	3,245
Current portion of debt to related party	500	7,000
Capital lease obligations due in one year	—	140
Income tax liability – current and deferred	—	57

Total current liabilities	12,056	19,548
Long-term debt	661	470
Capital lease obligations due after one year	—	—
Deferred income taxes	365	321
Commitments and contingencies—Notes 1, 4,13 and 16
Convertible redeemable preferred stock and accrued preferred dividends; each share convertible into 100 shares of common stock; 169,000 shares authorized; 160,000 and 80,400 shares issued and outstanding in 2006 and 2005, respectively, liquidation preference $24,093 at December 31, 2006	23,020	7,824
Shareholders’ deficit
Common stock, no par value; 250,000,000 and 50,000,000 shares authorized, 17,137,225 and 16,878,548 shares issued and 17,055,325 and 16,796,648 outstanding in 2006 and 2005, respectively	51,714	51,566
Treasury stock, at cost (81,900 shares)	(241)	(241)
Accumulated deficit	(67,605)	(62,141)
Accumulated other comprehensive income	4,580	4,465

Total shareholders’ deficit	(11,552)	(6,351)

Total liabilities and shareholder’s deficit	$24,550	$21,812

See accompanying notes to consolidated financial statements.

ACT Teleconferencing, Inc.

Consolidated Statements of Operations

For the years ended December 31, 2006, 2005, and 2004

(In thousands, except shares and per share data.)	2006	2005	2004
Net revenues	$53,621	$50,964	$53,540
Cost of service	33,586	32,103	33,313

Gross profit	20,035	18,861	20,227
Selling, general and administration expense	18,561	20,498	22,219
Impairment of goodwill	—	7,091	13,600
Restructuring costs	—	2,210	1,761
Impairment of long-lived tangible assets	—	4,542	1,081
Provision for loss on related party receivable	—	467	—

Operating income (loss)	1,474	(15,947)	(18,434)
Interest expense, net	(408)	(2,929)	(2,733)
Foreign currency gain (loss)	145	28	(170)
Other income	283	—	—
Gain on extinguishment of note payable	—	943	261

Income (loss) before income taxes	1,494	(17,905)	(21,076)
Benefit (provision) for income taxes	303	(248)	(88)

Net income (loss)	1,797	(18,153)	(21,164)
Preferred stock dividends:
Preferred dividend	(6,941)	(1,152)	—
Accretion to preferred shares	(320)	(100)	—

Net loss available to common shareholders	$(5,464)	$(19,405)	$(21,164)

Weighted average number of shares outstanding—basic and diluted	16,893,532	16,768,127	15,052,180

Net loss per share
Basic and Diluted	$(0.32)	$(1.16)	$(1.41)

See accompanying notes to consolidated financial statements.

ACT Teleconferencing, Inc.

Consolidated Statements of Shareholders’ Equity (Deficit)

For the years ended December 31, 2006, 2005, and 2004

	Common Stock		Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)		Total
($ in thousands)	Shares	Amount
Balance at January 1, 2004	11,022,043	$43,310	$(241)	$(21,672)	$712	$		$22,109
Issuance of warrants in association with debt		137						137
Exercise of options	61,516	80						80
Value of stock issued to employees & consultants	297,103	635						635
Shares issued in private placement	5,280,900	6,887						6,887
Comprehensive loss
Net loss				(21,164)			(21,164)	(21,164)
Other comprehensive income, net of tax. Foreign currency translation					4,133		4,133	4,133

Comprehensive loss							(17,031)

Balance at December 31, 2004	16,661,562	51,049	(241)	(42,836)	4,845			12,817

Reserve against receivable from related party for capital stock purchases		467						467
Value of stock and warrants issued to employees, directors and consultants	135,086	150						150
Preferred stock dividend and accretion to redemption value of convertible preferred stock		(100)		(1,152)				(1,252)
Comprehensive loss
Net loss				(18,153)			(18,153)	(18,153)
Other comprehensive loss, net of tax.
Foreign currency translation					(380)		(380)	(380)

Comprehensive loss							$(18,533)

Balance at December 31, 2005	16,796,648	51,566	(241)	(62,141)	4,465			(6,351)

Value of stock issued to employees, directors and consultants	90,591	3						3
Anti-dilutive stock issued in connection with the Dolphin transaction	168,086
Value of stock options issued to employees, directors and consultants		145						145
Preferred stock dividend and accretion to redemption value of convertible preferred stock				(7,261)				(7,261)
Comprehensive income
Net income				1,797			1,797	1,797
Other comprehensive loss, net of tax.
Foreign currency translation					115		115	115

Comprehensive loss							$1,912

Balance at December 31, 2006	17,055,325	$51,714	$(241)	$(67,605)	$4,580			($11,552)

See accompanying notes to consolidated financial statements.

ACT Teleconferencing, Inc.

Consolidated Statements of Cash Flows

For the years ended December 31, 2006, 2005, and 2004

(In thousands)	2006	2005	2004
Operating activities
Net income (loss)	$1,797	$(18,153)	$(21,164)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation	3,274	4,184	5,152
Impairment and loss on disposal of assets	19	4,660	2,053
Impairment of goodwill	—	7,091	13,600
Reserve for possible loss on related party note receivable	—	467	—
Bad debt expense	—	224	21
Foreign currency transaction (gain) loss	(145)	(28)	170
Amortization of intangibles	106	383	397
Amortization of debt costs	—	720	1,047
Deferred income taxes	38	78	(305)
Shares and options issued for consulting fees and employee service	145	150	560

Cash flow before changes in operating assets and liabilities	5,234	(224)	1,531
Changes in operating assets and liabilities:
Accounts receivable	(439)	(1,142)	2,204
Prepaid expenses and other assets	(722)	623	52
Accounts payable	(211)	44	(2,464)
Deferred income	—	(80)	(1,567)
Accrued liabilities	(811)	756	(51)
Income taxes payable	2	(330)	341

Net cash (used for) provided by operating activities	3,053	(353)	46
Investing activities
Equipment purchases	(3,188)	(908)	(1,935)

Net cash used for investing activities	(3,188)	(908)	(1,935)
Financing activities
Net proceeds from the issuance of debt and warrants in association with debt	22,485	28,302	3,475
Repayments of debt and capital leases	(25,918)	(34,645)	(7,547)
Exercise of options	—	—	250
Net proceeds from the issuance of common stock	—	—	6,792
Net proceeds from issuance of preferred stock	3,862	6,572	—

Net cash provided by financing activities	429	229	2,970
Effect of exchange rate changes on cash	336	(55)	(67)

Net (decrease) increase in cash and cash equivalents	630	(1,087)	1,014
Cash and cash equivalents beginning of year	1,653	2,740	1,726

Cash and cash equivalents end of year	$2,283	$1,653	$2,740

Supplemental information
Cash paid for
Interest	$425	$1,325	$1,458
Income taxes	$96	$505	$289
Non-Cash transactions
Preferred stock dividend	$6,941	$1,152	$—
Accretion of preferred shares	$320	$100	$—
Issuance of preferred stock	$4,073	$—	$—
Repayment of debt	$(4,073)	$—	$—

See accompanying notes to consolidated financial statements.

ACT Teleconferencing, Inc.

Notes to Consolidated Financial Statements

December 31, 2006 and 2005

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

We have incurred recurring losses over the past several years, and we have a stockholders’ deficit. Our financial statements do not include any adjustments that could be required if the Company were unable to continue as a going concern.

Management is taking the following actions to improve the Company’s financial performance:

•	Improving the Company’s sales effort by focusing on staff productivity.

•	Continuing growth under the AT&T audio outsourcing contract which runs through 2008.

•

Continuing the restructuring effort that began in late 2005 to move from a geographic to a functional management structure in order to drive revenue growth, obtain operating efficiencies and achieve cost reductions. This restructuring included the consolidation of operating centers in both Europe and North America.

•	Enhancing a new reservationless video conferencing solution.

•	Upgrading its service delivery platform.

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

In 2002, we received unused audio conference ports as compensation for audio conferencing services rendered and to be rendered under an existing contract. The fair market value of this equipment was recorded as deferred revenue and recognized over the remaining term of the supplier contract which ended December 31, 2004. $1.6 million of revenue related to this contract was recognized in 2004.

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

Advertising Costs

We expense all advertising costs as they are incurred. Advertising costs were approximately $49,000, $96,000, and $194,000 for 2006, 2005 and 2004, respectively.

Equipment and Depreciation

Equipment is stated at cost. Depreciation is calculated on a straight-line basis over the estimated useful lives of five years for software, and five to ten years for office furniture, video equipment and telecommunications equipment. Certain equipment obtained through capital lease obligations is amortized over the life of the related lease. Improvements to leased property are amortized over the lesser of the life of the lease or the life of the improvement. Depreciation expense includes capital lease amortization charges. Depreciation expense was approximately $3.3 million, $4.2 million, and $5.5 million for 2006, 2005, and 2004, respectively.

Internal Use Software

We capitalize costs of materials, consultants, and payroll and payroll-related costs which are incurred in developing internal-use computer software, beginning once the application development stage is attained and continuing until the post-implementation/operation stage is achieved. Costs incurred prior and subsequent to the application development stage are charged to general and administrative expenses. We capitalized internal use software development costs of approximately $668,000, $459,000, and $700,000 for the years ended December 31, 2006, 2005, and 2004, respectively.

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

Our testing in 2006 indicated no impairments.

As of December 31, 2006, we had a total of $1.0 million in net goodwill in the U.S.

Other Assets

Other long terms assets are deposits held for more than one year and restricted cash balances. Prior to December 31, 2006, other long term assets includes a 2001 non-compete agreement valued at $2.0 million that was amortized over five years. For the years ended 2006, 2005, and 2004, we amortized approximately $100,000, $400,000, and $400,000, respectively, related to intangible assets.

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

Intercompany transactions between ACT and its affiliates are billed at current monthly rates. Payments on intercompany accounts are settled using spot rates in effect at the date of settlement. Gains and losses resulting from these foreign currency transactions are included in the consolidated statement of operations. The foreign exchange gains (losses) arising from such transactions were approximately $145,000, $28,000 and ($170,000) for the years ended 2006, 2005 and 2004 respectively.

The effect of translating all other accounts of ACT’s foreign subsidiaries into U.S. dollars has been included in stockholders’ equity as a cumulative foreign currency translation adjustment. Gains and losses due to foreign currency translation adjustments for the years ended December 31, 2006, 2005 and 2004 were $115,000, ($380,000), and $4.1 million, respectively.

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

Concentration of Credit Risk

We maintain cash, cash equivalents, and certificates of deposit, with various financial institutions. We limit our concentration of these financial instruments with each institution, and periodically review the credit standings of these institutions. Although AT&T accounted for 25% of our 2006 revenues, we generally have a large diverse customer base across various industries, thereby minimizing the credit risk of any one customer.

Earnings Per Share

Basic earnings per share is based on the weighted average number of common shares outstanding. Diluted earnings per share is based on the weighted average number of common shares outstanding and all dilutive potential common shares outstanding. Because we have net losses for the periods presented, there is no dilutive effect and the basic and diluted loss per share are the same for all years presented. On December 31, 2006 there were 3,301,453 common stock warrants and 6,699,691 options outstanding. There were also 9,000 Series AA preferred stock warrants outstanding. (See notes 5 and 6 to the consolidated financial statements.)

Long-Lived Tangible Assets

We evaluate the carrying amount of long-lived assets (including property, plant and equipment, and intangible assets with determinable lives) whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. We evaluate events or changes in circumstances based on a number of factors including operating results, business plans and forecasts, general and industry trends and economic projections and anticipated cash flows. An impairment is assessed when the undiscounted expected future cash flows derived from an asset are less than its carrying amount. Impairment losses are measured as the amount by which the carrying value of an asset exceeds its fair value and are recognized in earnings. We also evaluate the estimated useful lives of our long-lived assets and revise such estimates based on current events if indicated.

In conjunction with the Dolphin transaction, we evaluated the carrying amount of long-lived assets based on future estimated cash flows. In 2005, we determined that the useful lives of our bridging equipment were less than we had originally estimated. We also determined that due to improvements in technology, the useful life we had assigned to the bridging equipment was no longer appropriate, and so we reduced the useful life. For 2005 impairment charges overall, approximately $3.5 million was charged to the audio segment and $900,000 to the video segment. In 2006, there were no triggering events that led us to test recoverability of long-lived assets.

ACT Teleconferencing, Inc.

Notes to Consolidated Financial Statements – (Continued)

1. Organization and Significant Accounting Policies (continued)

Stock Based Compensation

Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standard 123(R) “Share-Based Payment” (“SFAS 123R”) using the modified prospective transition method. In addition, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 “Share-Based Payment” (“SAB 107”) in March, 2005, which provides supplemental SFAS 123R application guidance based on the views of the SEC. Under the modified prospective transition method, compensation cost recognized in the period ended December 31, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted beginning January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Expected pre-vesting forfeitures were estimated based on actual historical pre-vesting forfeitures over the most recent periods ending December 31, 2006 for the expected option term. In accordance with the modified prospective transition method, results for prior periods have not been restated.

The adoption of SFAS 123R resulted in $145,000 in stock compensation expense for the period ended December 31, 2006. which was recorded as selling, general and administrative expenses. Unearned compensation for performance-based options is shown as a reduction of shareholders’ equity in the consolidated balance sheet. This expense reduced basic and diluted earnings per share by $0.01 for the year, compared to reported basic and diluted loss per share of $0.32. The Company did not recognize a tax benefit from the stock compensation expense because the Company considers it is more likely than not that the related deferred tax assets, which have been reduced by a full valuation allowance, will not be realized.

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

Prior to the adoption of SFAS 123R, the Company presented any tax benefits of deductions resulting from the exercise of stock options within operating cash flows in the consolidated statements of cash flow. SFAS 123R requires tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (“excess tax benefits”) to be classified and reported as both an operating cash outflow and a financing cash inflow upon adoption of SFAS 123R. As a result of the Company’s net operating losses, the excess tax benefits that would otherwise be available to reduce income taxes payable have the effect of increasing the Company’s net operating loss carry forwards. Accordingly, because the Company is not able to realize these excess tax benefits, such benefits have not been recognized in the consolidated statement of cash flow for the year ended December 31, 2006.

For purposes of the pro forma disclosures below, the Company applied the intrinsic value method of accounting for stock options issued prior to January 1, 2006 as prescribed by APB 25. Since all options granted during the period ended December 31, 2005 had an exercise price equal to the closing market price of the underlying common stock on the grant date, no compensation expense was recognized. If compensation expense had been recognized based on the estimated fair value of each option granted in accordance with the provisions of SFAS 123 as amended by Statement of Financial Accounting Standard 148, our net loss and net loss per share would have been reduced to the following pro-forma amounts:

In thousands except per share amounts	2005	2004
Net loss attributable to common shareholders, as reported	$(19,405)	$(21,164)
Deduct total stock-based employee compensation expense determined under fair value based method for all awards:	(488)	(836)

Pro forma net loss attributable to common shareholders	$(19,893)	$(22,000)

Loss per common share:
Reported, basic and diluted	$(1.16)	$(1.41)
Pro forma, basic and diluted	$(1.19)	$(1.46)

ACT Teleconferencing, Inc.

Notes to Consolidated Financial Statements – (Continued)

1. Organization and Significant Accounting Policies (continued)

Pro forma compensation expense under SFAS 123, among other computational differences, does not consider potential pre-vesting forfeitures. Because of these differences, the pro forma stock compensation expense presented above for the periods ended December 31, 2004 and 2005 under SFAS 123 and the stock compensation expense recognized during the year ended December 31, 2006 under SFAS 123R are not directly comparable. In accordance with the modified prospective transition method of SFAS 123R, the prior comparative annual results have not been restated.

The effects of applying SFAS 123R in calculating pro forma loss attributable to common stockholders and pro forma loss per share may not necessarily be indicative of the effects of applying SFAS 123R to future years’ earnings.

For stock options granted during 2006, 2005 and 2004, the estimated fair value of our stock options and underlying assumptions are as follows:

	2006	2005	2004
Weighted average fair value of options granted during the period	$0.30	$1.32	$	N/A
Assumptions:
Risk free interest rate	3.0%	3.0%		N/A
Expected dividend yield	0.0%	0.0%		N/A
Volatility factor of the expected market price of our common stock	0.97	0.97		N/A
Weighted average expected life of options	4.4 years	1.0 year		N/A

In 2006, 4,958,881 stock options were granted.

Income Taxes

Deferred tax liabilities or assets reflect temporary differences between amounts of assets and liabilities for financial and tax reporting. Such amounts are adjusted, as appropriate, to reflect changes in tax rates expected to be in effect when temporary differences reverse. A valuation allowance has been established to offset any deferred tax assets since it is likely that some or all of the deferred tax assets will not be realized.

Certain Risks and Concentrations

A significant customer concentration is represented by sales or accounts receivable equal to or greater than 10% of our sales or accounts receivable for the year. AT&T, our largest customer accounted for 25%, 19%, and 16%, of consolidated revenues and our second largest customer accounted for 6%, 6%, and 5% of consolidated revenues for the years ended December 31, 2006, 2005, and 2004, respectively.

We purchase network services from a number of suppliers worldwide. Our major provider, AT&T Corporation, supplied services valued at $5.5 million, $5.1 million, and $6.9 million in 2006, 2005 and 2004 respectively.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Shared-Based Payment” (“SFAS 123R), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” (SFAS 123”) and supersedes APB Opinion N0. 25, “Accounting for Stock Issued to Employees” which we adopted in 2006 using the prospective method of transition as described therein. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values and requires a modified prospective application method of adoption. Under this method, the provisions of SFAS 123R will be applied prospectively to new awards granted on or after the date of adoption. In addition, compensation cost is required to be recognized over the remaining vesting period for the unvested portion of outstanding awards granted prior to the adoption date.

ACT Teleconferencing, Inc.

Notes to Consolidated Financial Statements – (Continued)

1. Organization and Significant Accounting Policies (continued)

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions taken or expected to be taken in a tax return, including issues relating to financial statement recognition and measurement. FIN 48 provides that the tax effects from an uncertain tax position can be recognized in the financial statements only if the position is “more-likely-than-not” to be sustained if the position were to be challenged by a taxing authority. The assessment of the tax position is based solely on the technical merits of the position, without regard to the likelihood that the tax position may be challenged. If an uncertain tax position meets the “more-likely-than-not” threshold, the largest amount of tax benefit that is more than 50 percent likely to be recognized upon ultimate settlement with the taxing authority, is recorded. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. Consistent with the requirements of FIN 48, we adopted FIN 48 on January 1, 2007. We are currently evaluating the impact of adopting FIN 48 and do not expect the interpretation will have a material impact on our results of operations or financial position.

In September 2006, the FASB issued Statement No. SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), a standard that provides enhanced guidance for using fair value to measure assets and liabilities. SFAS 157 also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. SFAS 157 does not expand the use of fair value in any new circumstances. SFAS 157 establishes a fair value hierarchy that prioritizes the information used to develop fair value assumptions. SFAS 157 is effective for fiscal years and interim periods beginning after November 15, 2007. We have not yet determined the impact on our financial statements of adopting SFAS 157 effective January 1, 2008.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115 (“SFAS 159”). This standard amends SFAS No. 115, “Accounting for Certain Investment in Debt and Equity Securities” with respect to accounting for a transfer to the trading category for all entities with available-for-sale and trading securities electing the fair value option. This standard allows companies to elect fair value accounting for many financial instruments and other items that currently are not required to be accounted as such, allows different applications for electing the option for a single item or groups of times, and requires disclosures to facilitate comparisons of similar assets and liabilities that are accounted for differently in relation to the fair value option. SFAS 159 is effective for fiscal years beginning after November 15,2007. If elected, the implementation of SFAS 159 is not expected to have a material impact on the Company’s consolidated financial statements.

In December 2006, the FASB issued FASB Staff Position No. EITF 00-19-2, Accounting for Registration Payment Arrangements, (“FSP No. EITF 00-19-2”), which addresses an issuer’s accounting for registration payment arrangements. FSP No. EITF 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. The guidance in FSP No. EITF 00-19-2 amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, and FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, to include scope exceptions for registration payment arrangements. FSP No. EITF 00-19-2 further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles (GAAP) without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. FSP No. EITF 00-19-2 shall be effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the date of issuance of FSP No. EITF 00-19-2. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of FSP No. EITF 00-19-2, this guidance shall be effective for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years. We are currently evaluating the impact EITF 00-19-2 could have on our financial position, results of operations or cash flows.

ACT Teleconferencing, Inc.

Notes to Consolidated Financial Statements – (Continued)

2. Restructuring and Other Charges

We began a major restructuring in late 2004 to obtain operating efficiencies and achieve cost reductions. It includes the consolidation of operating centers in both Europe and North America. We recognized $2.2 million of operating costs related to restructuring in 2005 and $1.8 million in 2004. These charges are found in the Restructuring Costs line of the Consolidated Statements of Operations. Approximately $800,000 of lease abandonment cost accrued in 2005 was paid out during 2006. The remaining $200,000 of lease abandonment charges will be paid during 2007. The unpaid portion of lease abandonment is included in Accrued liabilities on the Consolidated Balance Sheet at December 31, 2006. Overall, approximately $2.0 million of restructuring charges have been incurred by our Audio segment, $1.2 million by our Video segment and $0.8 million by our corporate segment.

During 2005, we also recorded a $467,000 provision for a possible loss on a note receivable from a related party for a capital stock purchase (see “Note 8. Related Party Transactions”).

ACT Teleconferencing, Inc.

Notes to Consolidated Financial Statements – (Continued)

3. Long and Short Term Debt

The following debt instruments are owed by ACT Teleconferencing, Inc., unless otherwise noted.

	December 31,
	2006	2005
	($ in thousands)
Senior Debt:
ACT Teleconferencing Services, Inc., a U.S. company, has a bank line of credit collateralized by its tangible and intangible assets. The line of credit carries an annual interest rate of prime plus 2.5% (10.75% at December 31, 2006) with a borrowing base restricted to qualified accounts receivable up to $3.5 million	$869	$1,356
Note payable to an equipment vendor bearing interest at 7% annually. Term is 60 months with a maturity date of November 25, 2007. This note is collateralized by telecommunications equipment	325	581
ACT Teleconferencing Canada, has a revolving bank line of credit which carries an interest rate of prime plus 2%. It is collateralized by qualified accounts receivable and continues month-to-month until ended by either party	98	—
ACT Teleconferencing Limited, a UK subsidiary, has a revolving bank line of credit which carries an interest rate of prime plus 2%. It is collateralized by qualified accounts receivable and continues month-to-month until ended by either party	287	608
Notes payable and revolving lines of credit, through vendors and various banks, collateralized by accounts receivable and equipment	—	33
$1.8 million line of credit to equipment vendor bearing interest at 6% annually. Payments are due in monthly installments calculated on 8% of the principal balance plus interest. This note is collateralized by telecommunications equipment	1,519	667
Note payable to Dolphin for fixed and working capital needs extended to us in July 2006. The note carries an annual interest rate of 12% and matures on June 30, 2007	500	—

Subordinated Debt:
Note payable to Dolphin for a bridge loan extended to us in October 2005 in order to satisfy the remaining amounts due under the subordinated debt, to pay certain transaction-related fees, and to provide working capital. The note carried an annual interest rate of 12% and was satisfied with proceeds from the second closing on the Dolphin transaction in February 2006	—	7,000
Subordinated note payable for $7.3 million bearing interest at 12% and recorded net of $847,000 of the unaccreted warrant value of 2.3 million warrants issued in conjunction therewith and secured by a second lien on our US tangible and intangible assets and is subordinated to the bank. Also included in the 2004 balance is a noninterest bearing royalty payment of $958,000. We satisfied this debt in October 2005, and negotiated a reduced royalty amount of $470,000, which is due on December 31, 2006 and paid January 3, 2007	470	470

Subtotal	4,068	10,715
Less, current portion of debt	(3,407)	(10,245)

Long term debt	$661	$470

The aggregate minimum annual debt payments as of December 31, 2006 are as follows:

($ in Thousands)
2007	$3,407
2008	661

$4,068

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

4. Commitments—Operating and Capitalized Leases

Operating Leases

We lease office space and equipment under operating leases that expire at various dates through October 2011. Total rent expense charged to operations was $3.2 million, $4.5 million and $3.8 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Capitalized Leases

We lease telecommunication equipment and office equipment, including computers and furniture, under long-term leases classified as capital leases. For several of these leases, we have the option to purchase the equipment for a nominal cost at the termination of the lease.

The following property is pledged as collateral under capital leases (in thousands):

	December 31,
	2006	2005
Telecommunications and office equipment, computers and furniture	$—	$2,590
Less accumulated depreciation	—	(603)
Net carrying value of equipment pledged	$—	$1,987

ACT Teleconferencing, Inc.

Notes to Consolidated Financial Statements – (Continued)

4. Commitments—Operating and Capitalized Leases (continued)

We incurred no capital lease obligations in 2004, 2005 or 2006. In 2003, we incurred approximately $300,000 in connection with capital lease agreements to acquire equipment. At December 31, 2006, none of this balance was outstanding.

The aggregate minimum annual commitments for operating and capital leases as of December 31, 2006 are as follows:

($ in thousands)	Operating Leases	Capital Leases
2007	$2,694	$—
2008	1,137	—
2009	336	—
2010	273	—
2011 and thereafter	117	—

Total minimum lease payments	$4,557	$—

5. Preferred Stock and Shareholders’ Equity (Deficit)

Our Articles of Incorporation authorize the issuance of up to 1,797,500 shares of non-voting preferred stock, no par value, with rights, preferences, and privileges as determined by the Board of Directors. Although shareholder approval is not required in order for the Board to issue these undesignated shares of preferred stock, applicable stock exchange restrictions require shareholder approval in order for us to issue shares of preferred stock convertible into more than 20% of our outstanding common stock. In addition, the agreement with Dolphin requires that the holders of Series AA preferred shares approve future issuances of common and preferred shares.

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

On June 30, 2005, we entered into an agreement with Dolphin Direct Equity Partners, LP (“Dolphin”) to sell up to 160,000 shares of the Company’s newly-created Series AA convertible preferred stock for an aggregate purchase price of $16.0 million. Our shareholders approved the transaction at a special shareholders’ meeting on August 15, 2005. This resulted in an initial closing on August 19, 2005 at which we issued 80,400 shares of preferred stock for $8.0 million in proceeds. Existing holders of the Company’s common shares were allowed to participate in a registered rights offering for the remaining 79,600 shares of preferred stock, which was completed in February 2006, at which point there was a second closing on the remainder of the $16.0 million Dolphin transaction. As a result of certain common shareholders participating in the rights offering, the second closing and increases in the stated value of the Series AA convertible preferred shares, Dolphin currently owns 54.4% of the voting rights of the Company.

ACT Teleconferencing, Inc.

Notes to Consolidated Financial Statements – (Continued)

5. Preferred Stock and Shareholders’ Equity (Deficit) (continued)

Each share of preferred stock is convertible at the election of the holder into shares of our common stock by dividing the stated value of the preferred stock then outstanding by a conversion price. The initial stated value of each preferred share is $100 and the initial conversion price is $1.00. The conversion price will be adjusted to reflect subdivisions or combinations of the Company’s common stock such as stock splits, stock dividends, recapitalizations or reverse splits. The conversion price will also be adjusted in the event we issue shares of common stock or common stock equivalents for per-share consideration less than the conversion price then in effect, subject to certain exceptions. We have considered the FASB issued SFAS 133, Accounting for Derivative Instruments and Hedging Activities and EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company’s own stock, EITF 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Features, and 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, in accounting for the conversion feature embedded within the preferred stock. Based on an analysis of this accounting literature, the Company believes that the embedded conversion option would be a separately accounted for derivative liability from the preferred stock. However, the Company has determined the amount to be immaterial, and accordingly we have not recorded the amount on the balance sheet. We will evaluate the value of the warrants annually, and will record a liability when the value of the warrants approaches or exceeds the exercise price.

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

Approval by a majority of the preferred stockholders must first be obtained before we are allowed to execute any of the following transactions: increase or decrease the number of authorized preferred shares, create any new class of equity shares with rights, preferences or privileges at or above the Series AA Preferred stock, repurchase any common stock, enter into any agreement allowing a person or entity to acquire 50% or more of the Company's voting power, pay dividends, obtain new debt financing in the aggregate by more than $100,000, or change the permitted number of directors allowed on the Board.

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

ACT Teleconferencing, Inc.

Notes to Consolidated Financial Statements – (Continued)

5. Preferred Stock and Shareholders’ Equity (Deficit) (continued)

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

In 2006 the shareholders increased from 50,000,000 to 250,000,000 the number of shares of common stock we are authorized to issue. In August, 2006, employees purchased 90,591 shares at $0.051 per share under the Employee Stock Purchase Plan. (See Note 12 “Employee Stock Purchase Plan”.)

Warrants

The following table summarizes the various common stock warrants outstanding on December 31, 2006.

Purpose	Number Outstanding	Issue Date	Expiration Date	Exercise Price
Subordinated debt financing	200,825	March 1998	April 2007	1.78
Subordinated debt financing	27,585	April 2002	April 2007	1.78
Agent fees for preferred stock	50,000	May 2002	May 2007	5.00
Preferred stock issuance	435,009	May 2002	May 2007	1.05
Preferred stock issuance	659,681	May 2004	November 2009	4.01
Legal settlement	300,000	September 2003	September 2008	2.50
Subordinate debt refinancing	275,000	January 2004	January 2014	1.00
Institutional private placement	389,583	February 2004	February 2007	1.92
Agent fees	210,000	March 2004	March 2009	1.05
Institutional private placement	504,267	September 2004	September 2009	1.00
Agent fees	177,503	September 2004	September 2009	1.00
Consulting fees	72,000	Jan - Dec 2005	January 2008	1.50
	3,301,453		Weighted Average Exercise Price:	$1.98

ACT Teleconferencing, Inc.

Notes to Consolidated Financial Statements – (Continued)

5. Preferred Stock and Shareholders’ Equity (Deficit) (continued)

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

6. Stock Option Plan

Our various Stock Option Plans, as approved and amended by our shareholders, authorize the grant of options to officers, key employees, and consultants for up to 9,100,000 shares of our common stock. This number includes 7,500,000 shares under the 2004 equity incentive plan approved by shareholders on May 20, 2004. Prior year options granted under all plans generally have 10-year terms and vest 25% each year following the date of grant. All of the 120,000 options that were granted in 2005 had one-year terms and vested in January 2006. In 2006, 4,958,881 options were granted to officers. Of these, 3,000,000 will vest in equal annual increments over five years beginning in December 2007. The remainder vested immediately.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standard 123(R) “Share-Based Payment” (“SFAS 123R”) using the modified prospective transition method. In addition, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 “Share-Based Payment” (“SAB 107”) in March, 2005, which provides supplemental SFAS 123R application guidance based on the views of the SEC. Under the modified prospective transition method, compensation cost recognized in the period ended September 30, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted beginning January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Expected pre-vesting forfeitures were estimated based on actual historical pre-vesting forfeitures over the most recent periods ending December 31, 2006 for the expected option term. In accordance with the modified prospective transition method, results for prior periods have not been restated. Unearned compensation for performance-based options is shown as a reduction of shareholders’ equity in the consolidated balance sheet.

A summary of our stock option activity, and related information for the years ended December 31 follows:

	2006		2005		2004
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding-beginning of year	2,011,583	$3.00	2,355,568	$2.90	1,445,161	$3.44
Granted	4,958,881	0.30	120,000	1.32	1,035,884	2.02
Exercised	—	—	—	—	(61,516)	1.27
Forfeited	(270,773)	3.24	(463,985)	3.77	(63,961)	3.40

Outstanding-end of year	6,699,691	$0.89	2,011,583	$2.65	2,355,568	$2.90

Exercisable at end of year	3,699,691	$1.45	1,277,126	$3.00	1,271,872	$3.52

Aggregate intrinsic value	$0.00		$0.00		$0.00

ACT Teleconferencing, Inc.

Notes to Consolidated Financial Statements – (Continued)

6. Stock Option Plan (continued)

The following table summarizes our stock options outstanding at December 31, 2006:

Exercise Price Range	Shares	Weighted- Average remaining contractual life	Weighted- Average exercise price
$0.20-$1.50	5,728,338	5.81 years	$0.43
$1.60-$2.50	498,000	7.44 years	$2.39
$2.75-$3.03	140,300	5.50 years	$2.90
$4.00-$5.00	183,265	3.42 years	$4.72
$5.25-$6.50	78,850	2.42 years	$5.73
$7.00-$9.00	70,938	2.24 years	$8.18

Total	6,699,691

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

For financial reporting purposes, loss before income taxes includes the following components (in thousands):

	2006	2005	2004
Pretax income (loss):
United States	$817	$(10,185)	$(7,406)
Foreign	677	(7,720)	(13,670)

	$1,494	$(17,905)	$(21,076)

The provision for income taxes for the years ended December 31, is comprised of the following (in thousands):

	2006	2005	2004
Current	$(273)	$101	$351
Deferred	(30)	147	(263)

	$(303)	$248	$88

ACT Teleconferencing, Inc.

Notes to Consolidated Financial Statements – (Continued)

7. Income Taxes (continued)

The reconciliation of income tax attributable to continuing operations computed at the U.S. federal statutory tax rates to actual income tax expense is (in thousands):

	2006	2005	2004
Expected rate at 35%	$523	$(6,267)	$(7,379)
State Taxes	21	(306)	(150)
Effect of permanent difference
Foreign dividends	—	—	384
Other	68	72	51
Alternative minimum tax	34	—	—
Adjustment to carryforwards	28	424	—
Foreign Taxes	(433)	307	427
Valuation allowance	(544)	5,980	6,778
Other	—	38	(23)

	$(303)	$248	$88

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax liabilities and assets as of December 31 are as follows ($ in 000’s):

	2006	2005	2004
Deferred Tax Liabilities-Domestic
Tax depreciation in excess of book depreciation	$966	$1,267	$(2,263)
Other	—	—	—

	966	1,267	(2,263)
Deferred Tax Assets-Domestic
Net operating loss carry-forward	8,500	9,007	7,746
Goodwill Impairment	—	—	1,224
Deferred Income	137	—	8
Foreign currency translation	491	197	374
Reserves for doubtful accounts	113	100	83
Other	332	248	41

	9,573	9,552	9,476
Valuation allowance for deferred tax assets	(10,539)	(10,819)	(7,213)

Net deferred tax-Domestic	$—	$—	$—

Deferred Tax Liabilities-International
Tax depreciation in excess of book depreciation	$(395)	$(321)	$(248)
Deferred Tax Assets-International
Net operating loss carry-forward	3,916	4,191	3,349
Goodwill Impairment	4,721	4,721	3,189
Valuation allowance for deferred tax assets	(8,607)	(8,912)	(6,538)

Net deferred tax liability-International	$(365)	$(321)	$(248)

Taxes of $96,000, $505,000 and $289,000 were paid during 2006, 2005, and 2004, respectively. The domestic and international net operating loss carry forwards of approximately $23.9 million and $12.9 million, respectively, will expire from the year 2010 through 2025. We have not provided for any taxes on undistributed foreign earnings as we intend to permanently reinvest these earnings in the future growth of the business and there are no unremitted, cumulative foreign earnings.

Under the Internal Revenue Code, the utilization of net operating losses are likely to be limited if there is a significant ownership change.

ACT Teleconferencing, Inc.

Notes to Consolidated Financial Statements – (Continued)

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

The following summary provides financial data for our operating segments:

For the year ended December 31, 2006:

	Audio	Video	Subtotal	Corporate	Total
	(in thousands)
Net Revenues	$43,228	$10,393	$53,621	$—	$53,621
Income (loss) before tax	3,868	2,851	6,719	(5,225)	1,494
Depreciation and amortization	2,415	450	2,865	446	3,311
Total assets	$19,690	$3,591	$23,281	$1,269	$24,550

For the year ended December 31, 2005:

	(in thousands)
Net Revenues	$40,502	$10,462	$50,964	$—	$50,964
Loss before tax	(4,661)	(5,084)	(9,745)	(8,160)	(17,905)
Depreciation and amortization	2,952	566	3,518	650	4,168
Total assets	$17,224	$3,361	$20,585	$1,227	$21,812

For the year ended December 31, 2004:

	(in thousands)
Net Revenues	$39,123	$14,417	$53,540	$—	$53,540
Loss before tax	(3,799)	(9,043)	(12,842)	(8,234)	(21,076)
Depreciation and amortization	3,666	1,001	4,667	882	5,549
Total assets	$23,007	$13,229	$36,236	$2,282	$38,518

The following summary provides financial data for significant geographic markets in which we operate:

For the year ended December 31, 2006:

	North America	Europe	Asia Pacific	Total
	(in thousands)
Net Revenues	$34,769	$13,638	$5,214	$53,621
Long-Lived Assets	7,070	2,427	956	10,453

For the year ended December 31, 2005:

Net Revenues	$31,013	$14,875	$5,076	$50,964
Long-Lived Assets	7,614	1,680	791	10,085

For the year ended December 31, 2004:

Net Revenues	$32,165	$15,096	$6,279	$53,540
Long-Lived Assets	14,930	7,581	2,841	23,352

ACT Teleconferencing, Inc.

Notes to Consolidated Financial Statements – (Continued)

9. Business Segment Analysis (continued):

In 2006, the United States comprised approximately 55% of total company revenue and 92% of total North American revenue. The United Kingdom comprised approximately 25% of total company revenue and 86% of total European revenue. Canada comprised approximately 10% of total company revenue and 17% of North American revenue. Australia comprised approximately 7% of total company revenue and 70% total Asia Pacific revenue.

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

11. Defined Contribution Plan

We have a defined contribution 401(k) plan for our United States employees, which allows eligible employees to contribute a percentage of their compensation and provides for certain discretionary employer matching contributions. We made no plan contributions in 2006, 2005 or 2004.

12. Employee Stock Purchase Plan

Our employee stock purchase plan became effective July 1, 1998. Pursuant to the Employee Stock Purchase Plan of 1998, as amended and restated effective June 29, 2004 (“the Plan”), the Company is authorized to sell up to 500,000 shares of common stock to eligible employees. The Plan is intended to be an "employee stock purchase plan" within the meaning of Section 423(b) of the Internal Revenue Code of 1986, as amended, and is interpreted and administered in a manner consistent with such intent. The purchase price of each share of common stock sold pursuant to this Plan is calculated on the lesser of 85% of the fair market value of the common stock on the first day of the purchase period or 85% of the fair market value of such share on the last day of the purchase period. During 2006, the Company issued 90,591 shares of common stock to employees under the Plan, bringing the total number of common shares purchased under the plan to 438,064.

On September 8, 2006, the Board of Directors terminated the Plan, since the stock was no longer trading on NASDAQ. Under the terms of the Plan, the Board of Directors has the discretion to terminate it at any time, after 30 days’ notice has been given to the participants. Upon termination of the Plan, all accrued common shares were issued and the remaining cash in the participants’ recordkeeping accounts was refunded to participants, as if the Plan was terminated at the end of a purchase period.

13. Legal Proceedings

We are engaged from time to time in minor legal proceedings such as debt collection and employee dispute and arbitration. These are in the normal course of business and are not considered material to the business.

ACT Teleconferencing, Inc.

Notes to Consolidated Financial Statements – (Continued)

14. Quarterly Results of Operations - Unaudited

The following is a summary of the quarterly results of operations for the years ended December 31, 2006, 2005 and 2004:

(in thousands except per share amounts)	March 31	June 30	September 30	December 31
Year ended December 31, 2006
Net revenues	$12,604	$13,740	$12,919	$14,358
Gross profit	4,530	5,084	4,909	5,512
Goodwill Impairment	—	—	—	—
Impairment of long-lived tangible assets	—	—	—	—
Restructuring costs	—	—	—	—
Operating income (loss)	(263)	364	645	728
Net income (loss)	(489)	227	699	1,360
Preferred Stock Dividend and accretion of preferred shares	(1,253)	(1,831)	(1,997)	(2,180)
Net loss available to common shareholders	(1,742)	(1,604)	(1,298)	(820)
Weighted average number of shares outstanding Basic and diluted	16,797	16,797	16,825	17,041
Net loss per share—basic and diluted	(0.10)	(0.10)	(0.08)	(0.04)
Year ended December 31, 2005
Net revenues	$13,031	$13,219	$12,259	$12,455
Gross profit	4,679	5,180	4,326	4,676
Goodwill Impairment	—	—	7,091	—
Impairment of long-lived tangible assets	—	—	1,308	3,234
Restructuring costs	831	904	332	143
Operating loss	(1,127)	(894)	(10,099)	(3,827)
Net loss	(2,019)	(1,916)	(10,578)	(3,640)
Preferred Stock Dividend and accretion of preferred shares	—	—	351	901
Net loss available to common shareholders	(2,019)	(1,916)	(10,929)	(4,541)
Weighted average number of shares outstanding Basic and diluted	16,710	16,762	16,762	16,775
Net loss per share—basic and diluted	(0.12)	(0.11)	(0.65)	(0.27)
Year ended December 31, 2004
Net revenues	$13,996	$13,601	$12,686	$13,257
Gross profit	5,514	4,959	4,867	4,887
Goodwill Impairment	—	—	—	13,600
Impairment of long-lived tangible assets	—	—	—	1,761
Restructuring costs	—	—	—	1,081
Operating income/(loss )	87	(1,045)	(239)	(17,237)
Net loss	(402)	(1,929)	(789)	(18,044)
Preferred Stock Dividend	—	—	—	—
Net loss available to common shareholders	(402)	(1,929)	(789)	(18,044)
Weighted average number of shares outstanding Basic and diluted	13,440	14,835	15,256	16,639
Net loss per share—basic and diluted	(0.03)	(0.13)	(0.05)	(1.08)

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

16. Pending U.K. Tax Refund Claim

At December 31, 2006 our UK subsidiaries have pending claims for refund of taxes paid in 2003 of approximately $300,000. Though these claims are based on the same positions we have taken in claims for refunds for tax years 2005 and 2004 where we received the refunds, 2003 is a closed year under UK regulations. As a result, these claims were required to be filed with a different division of the UK tax authorities. We have been informed by our UK tax advisors that the division of the UK tax authorities with which we were required to file our refund claims for 2003 is under no obligation to grant the opening of that year to review and rule on our claims. Accordingly, no amounts have been recorded in these consolidated financial statements for any refunds which we may ultimately realize from these claims.

17. Other Income

The IRS has recently announced its intent to refund excise taxes paid on certain toll telephone services after February 28, 2003, Internal Revenue Bulletin 2006-50. Due to early action on our part, we have been granted a refund for the entire first quarter of 2003 of approximately $30,000. We have evaluated our total potential recovery, and expect to claim an additional refund of approximately $319,000 for excise taxes paid during 2003, 2004, 2005 and 2006 at the time the 2006 federal tax return is filed. To that end, other income in the amount of $283,000 has been recorded for excise tax paid pertaining to years before 2006, and $36,000 has been credited to cost of services for the current period.

18. Subsequent Events

In January 2007, we extended our outsourcing contract with AT&T through December 31, 2008.

On March 19, 2007, the Company announced management changes in connection with its focus to grow the international client base for our renewed global platform. In connection with the management changes, Mr. Warren stepped down from his CEO and director posts to become the Company’s Head of Strategic Initiatives, relieving him of his managerial and administrative duties, so that he can dedicate himself entirely to developing new strategic partnerships.

Other management changes occurred at the same time. Mr. Kelly was promoted to Chief Operating Officer with responsibility for technology and operations. Additionally, Ken Knopp, the company’s former Vice President of Operations, left the Company to pursue other interests.

Schedule I – Condensed Financial Information of Registrant

ACT Teleconferencing, Inc.

Condensed Balance Sheets

December 31, 2006 and 2005

($ in 000s)	2006	2005
Assets
Current assets	$135	$201
Equipment and software (net of accumulated depreciation of $5,920 and $4,886)	1,034	919
Other long term assets	100	107
Investment in and advances to subsidiaries	13,838	10,338

Total assets	15,107	11,565

Liabilities and shareholders’ deficit
Current liabilities:
Accounts payable and accrued liabilities	$825	$1,373
Current portion of debt	2,153	8,249

Total current liabilities	2,978	9,622
Long-term debt	661	470
Convertible redeemable preferred stock and accrued preferred dividends; each share convertible into 100 shares of common stock; 169,000 shares authorized; 160,000 and 80,400 shares issued and outstanding in 2006 and 2005, respectively, liquidation preference of $24,093 at December 31, 2006	23,020	7,824
Shareholders’ equity (deficit):
Common stock, no par value; 250,000,000 shares authorized, 17,137,225 and 16,878,548 shares issued and 17,055,325 and 16,796,648 outstanding in 2006 and 2005, respectively	51,714	51,566
Treasury stock at cost (81,900 shares)	(241)	(241)
Accumulated deficit	(67,605)	(62,141)
Accumulated other comprehensive income	4,580	4,465

Total shareholders’ equity (deficit)	(11,552)	(6,351)

Total liabilities and shareholder’s equity (deficit)	15,107	$11,565

See accompanying notes to condensed financial statements.

Schedule I – Condensed Financial Information of Registrant

ACT Teleconferencing, Inc.

Condensed Statement of Operations

For the years ended December 31, 2006, 2005, and 2004

($ In 000’s)	2006	2005	2004
Equity in undistributed (losses) earnings of subsidiaries	$6,975	$(10,001)	$(12,935)
Selling, general and administration expense	(4,898)	(5,688)	(5,234)
Interest expense, net	(288)	(2,693)	(2,524)
Foreign currency gain (loss)	8	229	(471)

Net income (loss)	1,797	(18,153)	(21,164)
Preferred stock dividends:
Preferred dividend	(6,941)	(1,152)	—
Accretion to preferred shares	(320)	(100)	—

Net (loss) available to common shareholders	$(5,464)	$(19,405)	$(21,164)

See accompanying notes to condensed financial statements.

Schedule I – Condensed Financial Information of Registrant

ACT Teleconferencing, Inc.

Condensed Statements of Cash Flows

For the years ended December 31, 2006, 2005, and 2004

($ In 000s)	2006	2005	2004
Operating activities
Net loss	$1,797	$(18,153)	$(21,164)
Adjustments to reconcile net loss to net cash used for operating activities:
Equity in undistributed loss of subsidiaries	6,975	10,001	12,935
Dividends received from subsidiary	—	3	1,125
Depreciation & equipment transfers	648	640	887
Reserve for possible loss on related party receivable	—	467	—
Shares issued for services	145	150	560
Amortization of debt costs	—	720	1,047
Foreign exchange (gain) loss	(8)	(39)	471
Changes in operating assets and liabilities, net of effects of business combinations:
Current assets	61	501	(290)
Other assets	—	(100)	20
Accounts payable and accrued liabilities	(548)	35	305

Net cash used for operating activities	9,070	(5,775)	(4,104)
Investing activities
Equipment purchases	(762)	(226)	(222)
Investment in and advances from (to) subsidiaries	(10,376)	3,619	2,947

Net cash provided by (used for) investing activities	(11,138)	3,393	2,725
Financing activities
Net proceeds from issuance of debt	22,485	7,000	245
Net repayments of debt	(24,291)	(11,431)	(5,977)
Net proceeds from the issuance of common stock	—	—	7,042
Net proceeds from issuance of preferred stock	3,862	6,572	—
Repayment of preferred stock dividend and principal	—	—	—
Net proceeds from the issuance of warrants in association with debt	—	—	137

Net cash provided by financing activities	2,056	2,141	1,447

Net increase (decrease) in cash and cash equivalents	(12)	(241)	68
Cash and cash equivalents beginning of year	14	255	187

Cash and cash equivalents end of year	$2	$14	$255

See accompanying notes to condensed financial statements

Schedule I – Condensed Financial Information of Registrant

ACT Teleconferencing, Inc.

Notes to Condensed Financial Statements

December 31, 2006 and 2005

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

Schedule II—Valuation and Qualifying Accounts

ACT Teleconferencing, Inc.

Allowance for Doubtful Accounts Receivable

	Balance at Beginning of Period	Additions/ Charges to Costs and Expenses	Deductions	Balance at End of Period
For the year ended December 31, 2006:
Allowance for doubtful accounts receivable	$435	148	(82)	501

For the year ended December 31, 2005:
Allowance for doubtful accounts receivable	$413	224	(202)	435

For the year ended December 31, 2004:
Allowance for doubtful accounts receivable	$652	21	(260)	413

Index to Exhibits

All exhibits are filed electronically or incorporated by reference.

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation of ACT Teleconferencing, Inc.

3.2	Amended and Restated Bylaws of ACT Teleconferencing, Inc. (Incorporated by reference, attached as Exhibit 3.2.1 to our Form 10-Q for the quarter ended June 30, 2006, filed with the Securities and Exchange Commission on August 14, 2006, File No. 0-27560).

4.1	Form of specimen certificate for common stock of ACT Teleconferencing, Inc. (Incorporated by reference, attached as Exhibit 4.1 to our Registration Statement on Form SB-2, filed with the Securities and Exchange Commission on October 10, 1995, and amendments to our Form SB-2, File No. 33-97908-D).

10.1**	Stock Option Plan of 1991, as amended, authorizing 400,000 shares of common stock for issuance under the plan (Incorporated by reference, attached as an Exhibit 10.1 to our Registration Statement on Form SB-2, filed with the Securities and Exchange Commission on October 10, 1995, and amendments to our Form SB-2, File No. 33-97908-D).

10.2**	Form of Stock Option Agreement (Incorporated by reference, attached as Exhibit 10.2 to our Registration Statement on Form SB-2, filed with the Securities and Exchange Commission on October 10, 1995, and amendments to our Form SB-2, File No. 33-97908-D).

10.3**	Stock Option Plan of 1996, as amended (Incorporated by reference, attached as Exhibit 4.6 to our Registration Statement on Form S-8, filed with the Securities and Exchange Commission on July 2, 1998, File 333-58403).

10.4**	Stock Option Plan of 2000, as amended (Incorporated by reference, attached as Exhibit 10.28 to our Registration Statement on Form S-1, filed with the Securities and Exchange Commission on December 3, 2001, File No. 333-74438).

10.5**	2004 Equity Incentive Plan, as amended (Incorporated by reference, attached as Appendix D to our definitive proxy statement on Schedule 14A, filed with the Securities and Exchange Commission on November 3, 2006, File No. 000-27560).

10.6**	Form of Stock Option Agreement under 2004 Equity Incentive Plan, as amended

10.7	Agreement for Videoconferencing Equipment and Services among ACT Videoconferencing, Inc. and the GTE Telephone Operating Companies named therein, dated October 1, 1998 (Incorporated by reference, attached as Exhibit 10.27 to our Form 10-QSB for the quarter ending September 30, 1998, filed with the Securities and Exchange Commission on November 16, 1998, File No. 000-27560).

10.8	Service order attachment signed March 15, 2001, between ACT Teleconferencing Services, Inc. and AT&T Corporation for the supply of domestic voice/data services (Incorporated by reference, attached as Exhibit 10.29 to our Registration Statement on Form S-1, filed with the Securities and Exchange Commission on December 3, 2001, File No. 333-74438).

10.9	Videoconference Services Agreement between ACT Videoconferencing and Bristol Meyers Squibb Company (Incorporated by reference, attached as Exhibit 10.42 to our report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2002, File No. 000-27560).

10.10	Loan and Security Agreement with Silicon Valley Bank of November 19, 2004 (Incorporated by reference, attached as Exhibit 10.1 to our report on Form 8-K filed with the Securities and Exchange Commission on November 19, 2004, File No. 000-27560).

10.10.1	Forbearance and Amendment to Loan and Security Agreement with Silicon Valley Bank dated May 31, 2005 (Incorporated by reference, attached as Exhibit 10.20.1 to our report on Form 10-K filed with the Securities and Exchange commission on April 17, 2006, File No. 000-27560).

10.10.2	Second Forbearance, Consent and Amendment to Loan and Security Agreement with Silicon Valley Bank dated July 22, 2005 (Incorporated by reference, attached as Exhibit 10.20.2 to our report on Form 10-K filed with the Securities and Exchange commission on April 17, 2006, File No. 000-27560).

10.10.3	Third Forbearance to Loan and Security Agreement with Silicon Valley Bank dated August 31, 2005 (Incorporated by reference, attached as Exhibit 10.20.3 to our report on Form 10-K filed with the Securities and Exchange commission on April 17, 2006, File No. 000-27560).
10.10.4	Fourth Forbearance and Amendment to Loan and Security Agreement with Silicon Valley Bank dated October 31, 2005 (Incorporated by reference, attached as Exhibit 10.7 to our report on Form 8-K filed with the Securities and Exchange commission on November 3, 2005, File No. 000-27560).

10.10.5	Fifth Forbearance and Amendment to Loan and Security Agreement with Silicon Valley Bank dated December 29, 2005 (Incorporated by reference, attached as Exhibit 10.1 to our report on Form 8-K filed with the Securities and Exchange commission on January 20, 2006, File No. 000-27560).

10.10.6	Consent under Loan and Security Agreement with Silicon Valley Bank dated October 31, 2005 (Incorporated by reference, attached as Exhibit 10.20.4 to our report on Form 10-K filed with the Securities and Exchange commission on April 17, 2006, File No. 000-27560).

10.10.7	Waiver and Amendment to Loan and Security Agreement with Silicon Valley Bank dated June 12, 2006 (Incorporated by reference, attached as Exhibit 10.1 to our report on Form 10-Q filed with the Securities and Exchange commission on August 14, 2006, File No. 000-27560).

10.11	Loan Agreement dated June 30, 2006 with Dolphin Direct Equity Partners, LP (Incorporated by reference, attached as Exhibit 10.2 to our report on Form 10-Q filed with the Securities and Exchange commission on August 14, 2006, File No. 000-27560).

10.11.1	Form of Term Promissory Note under the Loan Agreement with Dolphin Direct Equity Partners, LP (Incorporated by reference, attached as Exhibit 10.5 to our report on Form 10-Q filed with the Securities and Exchange commission on August 14, 2006, File No. 000-27560).

10.12	Security Agreement dated June 30, 2006, among ACT Teleconferencing, Inc. and its domestic operating subsidiaries and Dolphin Direct Equity Partners, LP (Incorporated by reference, attached as Exhibit 10.3 to our report on Form 10-Q filed with the Securities and Exchange commission on August 14, 2006, File No. 000-27560).

10.13	Pledge Agreement dated June 30, 2006 between ACT Teleconferencing, Inc. and Dolphin Direct Equity Partners, LP (Incorporated by reference, attached as Exhibit 10.4 to our report on Form 10-Q filed with the Securities and Exchange commission on August 14, 2006, File No. 000-27560).

10.14	Subordination Agreement dated June 30, 2006, among ACT Teleconferencing, Inc., Dolphin Direct Equity Partners, LP, and Silicon Valley Bank (Incorporated by reference, attached as Exhibit 10.6 to our report on Form 10Q filed with the Securities and Exchange commission on August 14, 2006, File No. 000-27560).

10.15	Securities Purchase Agreement between ACT Teleconferencing, Inc. and Dolphin Direct Equity Partners, LP dated June 30, 2005 (Incorporated by reference, attached as Exhibit 10.1 to our report on Form 8-K filed with the Securities and Exchange Commission on July 8, 2005, File No. 000-27560).

10.16	Investor Rights Agreement between ACT Teleconferencing, Inc. and Dolphin Direct Equity Partners, LP dated June 30, 2005 (Incorporated by reference, attached as Exhibit 10.3 to our report on Form 8-K filed with the Securities and Exchange Commission on August 24, 2005, File No. 000-27560).

10.16.1	Amendment to Investor Rights Agreement between ACT Teleconferencing, Inc. and Dolphin Direct Equity Partners, LP dated April 13, 2006 (Incorporated by reference, attached as Exhibit 10.23.1 to our report on Form 10-K filed with the Securities and Exchange Commission on April 17, 2006, File No. 000-27560).

10.17	Management Services Agreement between ACT Teleconferencing, Inc. and Dolphin Advisors, LLC, dated June 30, 2005 (Incorporated by reference, attached as Exhibit 10.4 to our report on Form 8-K filed with the Securities and Exchange Commission on August 24, 2005, File No. 000-27560).

10.18**	Employment Agreement between ACT Teleconferencing, Inc. and Gene Warren dated August 19, 2005 (Incorporated by reference, attached as Exhibit 10.1 to our report on Form 8-K filed with the Securities and Exchange Commission on August 24, 2005, File No. 000-27560).

10.19**	Form of Employment Agreement between ACT Teleconferencing, Inc. and executive officers, dated August 19, 2005 (Incorporated by reference, attached as Exhibit 10.2 to our report on Form 8-K filed with the Securities and Exchange Commission on August 24, 2005, File No. 000-27560).

10.20**	Letter of Employment from ACT Teleconferencing, Inc. to Rick Fresia dated November 29, 2006 (Incorporated by reference, attached as Exhibit 10.1 to our report on Form 8-K filed with the Securities and Exchange Commission on December 4, 2006, File No. 000-27560).

10.21	Form of Director Indemnification Agreement (Incorporated by reference, attached as Exhibit 10.1 to our report on Form 8-K filed with the Securities and Exchange Commission on November 12, 2006, File No. 000-27560).

21	ACT Teleconferencing, Inc. subsidiaries (Incorporated by reference, attached as Exhibit 21 to our annual report on Form 10-K for the year ended December 31, 2002, filed with the Securities and Exchange Commission on April 15, 2003, File No. 000-27560).

23.1	Consent of Hein & Associates LLP

31.1	Rule 13a-14(a) certification of Principal Executive Officer

31.2	Rule 13a-14(a) certification of Principal Financial Officer

32.1	Section 1350 certification of Principal Executive Officer

32.2	Section 1350 certification of Principal Financial Officer

**	Management contract or compensatory arrangement.