Form 10-K/A
period 2006-12-31
ACT TELECONFERENCING INC
filed 2007-04-02
CIK 918709

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

The number of shares outstanding of the Company’s Common Stock, no par value was 17,055,325 shares as of March 19, 2007.

ACT Teleconferencing, Inc.

		Page No.
	Explanatory Note	1
PART II.
Item 8	Financial Statements and Supplementary Data	F-1
PART IV.
Item 15	Exhibits and Financial Statement Schedules

i

EXPLANATORY NOTE

ACT Teleconferencing, Inc. is filing this Amendment No. 1 on Form 10-K/A to its Annual Report on Form 10-K for the fiscal year ended December 31, 2006, which was filed with the Securities and Exchange Commission on March 30, 2007, solely (i) to correct the city from which Rodefer Moss & Co, PLLC, ACT Teleconferencing’s Independent Registered Public Accounting Firm, issued its report on ACT Teleconferencing, Inc.’s audited financial statements and (ii) to file as Exhibit 23.2 the consent of Rodefer Moss & Co, PLLC (and to update the exhibit list and exhibit index in respect thereof), which was inadvertently omitted from the original filing of the Annual Report on Form 10-K. No other changes are being effected by this filing; therefore, information not affected by this amendment is unchanged and reflects the disclosures made at the time of the original filing.

As required, currently-dated certifications from our Principal Executive and Principal Financial Officers have been included as exhibits to this amendment. The information contained in this amendment has not been updated to reflect events and circumstances occurring since its original filing. Such matters have been or will be addressed in reports filed with the Commission (other than this amendment) subsequent to the date of the original filing. Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, ACT Teleconferencing, Inc. has restated in its entirety each item of its originally filed annual report on Form 10-K affected by this amendment.

PART II

Item 8.	Financial Statements and Supplementary Data

The Financial Statements and Supplementary Data of ACT Teleconferencing, Inc. beginning on page F-1 hereto are incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1), (2) The Financial Statements and Schedule I –Condensed Financial Information of Registrant and Schedule II –Valuation and Qualifying Accounts listed on the index on Page F-1 following are included herein by reference. All other schedules are omitted, either because they are not applicable or because the required information is shown in the financial statements or the notes thereto.

(a) (3) Exhibits:

Index to Exhibits

All exhibits are filed electronically or incorporated by reference.

Exhibit No.	Description
3.1†	Amended and Restated Articles of Incorporation of ACT Teleconferencing, Inc.

3.2	Amended and Restated Bylaws of ACT Teleconferencing, Inc. (Incorporated by reference, attached as Exhibit 3.2.1 to our Form 10-Q for the quarter ended June 30, 2006, filed with the Securities and Exchange Commission on August 14, 2006, File No. 0-27560).

4.1	Form of specimen certificate for common stock of ACT Teleconferencing, Inc. (Incorporated by reference, attached as Exhibit 4.1 to our Registration Statement on Form SB-2, filed with the Securities and Exchange Commission on October 10, 1995, and amendments to our Form SB-2, File No. 33-97908-D).

10.1**	Stock Option Plan of 1991, as amended, authorizing 400,000 shares of common stock for issuance under the plan (Incorporated by reference, attached as an Exhibit 10.1 to our Registration Statement on Form SB-2, filed with the Securities and Exchange Commission on October 10, 1995, and amendments to our Form SB-2, File No. 33-97908-D).

10.2**	Form of Stock Option Agreement (Incorporated by reference, attached as Exhibit 10.2 to our Registration Statement on Form SB-2, filed with the Securities and Exchange Commission on October 10, 1995, and amendments to our Form SB-2, File No. 33-97908-D).

10.3**	Stock Option Plan of 1996, as amended (Incorporated by reference, attached as Exhibit 4.6 to our Registration Statement on Form S-8, filed with the Securities and Exchange Commission on July 2, 1998, File 333-58403).

10.4**	Stock Option Plan of 2000, as amended (Incorporated by reference, attached as Exhibit 10.28 to our Registration Statement on Form S-1, filed with the Securities and Exchange Commission on December 3, 2001, File No. 333-74438).

10.5**	2004 Equity Incentive Plan, as amended (Incorporated by reference, attached as Appendix D to our definitive proxy statement on Schedule 14A, filed with the Securities and Exchange Commission on November 3, 2006, File No. 000-27560).

10.6**†	Form of Stock Option Agreement under 2004 Equity Incentive Plan, as amended

10.7	Agreement for Videoconferencing Equipment and Services among ACT Videoconferencing, Inc. and the GTE Telephone Operating Companies named therein, dated October 1, 1998 (Incorporated by reference, attached as Exhibit 10.27 to our Form 10-QSB for the quarter ending September 30, 1998, filed with the Securities and Exchange Commission on November 16, 1998, File No. 000-27560).

10.8	Service order attachment signed March 15, 2001, between ACT Teleconferencing Services, Inc. and AT&T Corporation for the supply of domestic voice/data services (Incorporated by reference, attached as Exhibit 10.29 to our Registration Statement on Form S-1, filed with the Securities and Exchange Commission on December 3, 2001, File No. 333-74438).

10.9	Videoconference Services Agreement between ACT Videoconferencing and Bristol Meyers Squibb Company (Incorporated by reference, attached as Exhibit 10.42 to our report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2002, File No. 000-27560).

10.10	Loan and Security Agreement with Silicon Valley Bank of November 19, 2004 (Incorporated by reference, attached as Exhibit 10.1 to our report on Form 8-K filed with the Securities and Exchange Commission on November 19, 2004, File No. 000-27560).

1

10.10.1	Forbearance and Amendment to Loan and Security Agreement with Silicon Valley Bank dated May 31, 2005 (Incorporated by reference, attached as Exhibit 10.20.1 to our report on Form 10-K filed with the Securities and Exchange commission on April 17, 2006, File No. 000-27560).

10.10.2	Second Forbearance, Consent and Amendment to Loan and Security Agreement with Silicon Valley Bank dated July 22, 2005 (Incorporated by reference, attached as Exhibit 10.20.2 to our report on Form 10-K filed with the Securities and Exchange commission on April 17, 2006, File No. 000-27560).

10.10.3	Third Forbearance to Loan and Security Agreement with Silicon Valley Bank dated August 31, 2005 (Incorporated by reference, attached as Exhibit 10.20.3 to our report on Form 10-K filed with the Securities and Exchange commission on April 17, 2006, File No. 000-27560).

10.10.4	Fourth Forbearance and Amendment to Loan and Security Agreement with Silicon Valley Bank dated October 31, 2005 (Incorporated by reference, attached as Exhibit 10.7 to our report on Form 8-K filed with the Securities and Exchange commission on November 3, 2005, File No. 000-27560).

10.10.5	Fifth Forbearance and Amendment to Loan and Security Agreement with Silicon Valley Bank dated December 29, 2005 (Incorporated by reference, attached as Exhibit 10.1 to our report on Form 8-K filed with the Securities and Exchange commission on January 20, 2006, File No. 000-27560).

10.10.6	Consent under Loan and Security Agreement with Silicon Valley Bank dated October 31, 2005 (Incorporated by reference, attached as Exhibit 10.20.4 to our report on Form 10-K filed with the Securities and Exchange commission on April 17, 2006, File No. 000-27560).

10.10.7	Waiver and Amendment to Loan and Security Agreement with Silicon Valley Bank dated June 12, 2006 (Incorporated by reference, attached as Exhibit 10.1 to our report on Form 10-Q filed with the Securities and Exchange commission on August 14, 2006, File No. 000-27560).

10.11	Loan Agreement dated June 30, 2006 with Dolphin Direct Equity Partners, LP (Incorporated by reference, attached as Exhibit 10.2 to our report on Form 10-Q filed with the Securities and Exchange commission on August 14, 2006, File No. 000-27560).

10.11.1	Form of Term Promissory Note under the Loan Agreement with Dolphin Direct Equity Partners, LP (Incorporated by reference, attached as Exhibit 10.5 to our report on Form 10-Q filed with the Securities and Exchange commission on August 14, 2006, File No. 000-27560).

10.12	Security Agreement dated June 30, 2006, among ACT Teleconferencing, Inc. and its domestic operating subsidiaries and Dolphin Direct Equity Partners, LP (Incorporated by reference, attached as Exhibit 10.3 to our report on Form 10-Q filed with the Securities and Exchange commission on August 14, 2006, File No. 000-27560).

10.13	Pledge Agreement dated June 30, 2006 between ACT Teleconferencing, Inc. and Dolphin Direct Equity Partners, LP (Incorporated by reference, attached as Exhibit 10.4 to our report on Form 10-Q filed with the Securities and Exchange commission on August 14, 2006, File No. 000-27560).

10.14	Subordination Agreement dated June 30, 2006, among ACT Teleconferencing, Inc., Dolphin Direct Equity Partners, LP, and Silicon Valley Bank (Incorporated by reference, attached as Exhibit 10.6 to our report on Form 10Q filed with the Securities and Exchange commission on August 14, 2006, File No. 000-27560).

10.15	Securities Purchase Agreement between ACT Teleconferencing, Inc. and Dolphin Direct Equity Partners, LP dated June 30, 2005 (Incorporated by reference, attached as Exhibit 10.1 to our report on Form 8-K filed with the Securities and Exchange Commission on July 8, 2005, File No. 000-27560).

10.16	Investor Rights Agreement between ACT Teleconferencing, Inc. and Dolphin Direct Equity Partners, LP dated June 30, 2005 (Incorporated by reference, attached as Exhibit 10.3 to our report on Form 8-K filed with the Securities and Exchange Commission on August 24, 2005, File No. 000-27560).

10.16.1	Amendment to Investor Rights Agreement between ACT Teleconferencing, Inc. and Dolphin Direct Equity Partners, LP dated April 13, 2006 (Incorporated by reference, attached as Exhibit 10.23.1 to our report on Form 10-K filed with the Securities and Exchange Commission on April 17, 2006, File No. 000-27560).

10.17	Management Services Agreement between ACT Teleconferencing, Inc. and Dolphin Advisors, LLC, dated June 30, 2005 (Incorporated by reference, attached as Exhibit 10.4 to our report on Form 8-K filed with the Securities and Exchange Commission on August 24, 2005, File No. 000-27560).

10.18**	Employment Agreement between ACT Teleconferencing, Inc. and Gene Warren dated August 19, 2005 (Incorporated by reference, attached as Exhibit 10.1 to our report on Form 8-K filed with the Securities and Exchange Commission on August 24, 2005, File No. 000-27560).

2

10.19**	Form of Employment Agreement between ACT Teleconferencing, Inc. and executive officers, dated August 19, 2005 (Incorporated by reference, attached as Exhibit 10.2 to our report on Form 8-K filed with the Securities and Exchange Commission on August 24, 2005, File No. 000-27560).

10.20**	Letter of Employment from ACT Teleconferencing, Inc. to Rick Fresia dated November 29, 2006 (Incorporated by reference, attached as Exhibit 10.1 to our report on Form 8-K filed with the Securities and Exchange Commission on December 4, 2006, File No. 000-27560).

10.21	Form of Director Indemnification Agreement (Incorporated by reference, attached as Exhibit 10.1 to our report on Form 8-K filed with the Securities and Exchange Commission on November 12, 2006, File No. 000-27560).

21	ACT Teleconferencing, Inc. subsidiaries (Incorporated by reference, attached as Exhibit 21 to our annual report on Form 10-K for the year ended December 31, 2002, filed with the Securities and Exchange Commission on April 15, 2003, File No. 000-27560).

23.1†	Consent of Hein & Associates LLP

23.2	Consent of Rodefer Moss & Co., PLLC

31.1	Rule 13a-14(a) certification of Principal Executive Officer

31.2	Rule 13a-14(a) certification of Principal Financial Officer

32.1	Section 1350 certification of Principal Executive Officer

32.2	Section 1350 certification of Principal Financial Officer

**	Management contract or compensatory arrangement.

†	Previously filed as an exhibit to the Company’s originally filed Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

3

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACT TELECONFERENCING, INC.

Date: April 2, 2007	By:	/s/ Rick Fresia
Rick Fresia
(Chief Financial Officer)

ACT Teleconferencing, Inc.

Item 15A.	ACT Teleconferencing, Inc. Index to Consolidated Financial Statements

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
Brentwood, Tennessee
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

Schedule II—Valuation and Qualifying Accounts

ACT Teleconferencing, Inc.

Allowance for Doubtful Accounts Receivable

	Balance at Beginning of Period	Additions/ Charges to Costs and Expenses	Deductions	Balance at End of Period
For the year ended December 31, 2006:
Allowance for doubtful accounts receivable	$435	148	(82)	501

For the year ended December 31, 2005:
Allowance for doubtful accounts receivable	$413	224	(202)	435

For the year ended December 31, 2004:
Allowance for doubtful accounts receivable	$652	21	(260)	413

Index to Exhibits

All exhibits are filed electronically or incorporated by reference.

Exhibit No.	Description

3.1†	Amended and Restated Articles of Incorporation of ACT Teleconferencing, Inc.

3.2	Amended and Restated Bylaws of ACT Teleconferencing, Inc. (Incorporated by reference, attached as Exhibit 3.2.1 to our Form 10-Q for the quarter ended June 30, 2006, filed with the Securities and Exchange Commission on August 14, 2006, File No. 0-27560).

4.1	Form of specimen certificate for common stock of ACT Teleconferencing, Inc. (Incorporated by reference, attached as Exhibit 4.1 to our Registration Statement on Form SB-2, filed with the Securities and Exchange Commission on October 10, 1995, and amendments to our Form SB-2, File No. 33-97908-D).

10.1**	Stock Option Plan of 1991, as amended, authorizing 400,000 shares of common stock for issuance under the plan (Incorporated by reference, attached as an Exhibit 10.1 to our Registration Statement on Form SB-2, filed with the Securities and Exchange Commission on October 10, 1995, and amendments to our Form SB-2, File No. 33-97908-D).

10.2**	Form of Stock Option Agreement (Incorporated by reference, attached as Exhibit 10.2 to our Registration Statement on Form SB-2, filed with the Securities and Exchange Commission on October 10, 1995, and amendments to our Form SB-2, File No. 33-97908-D).

10.3**	Stock Option Plan of 1996, as amended (Incorporated by reference, attached as Exhibit 4.6 to our Registration Statement on Form S-8, filed with the Securities and Exchange Commission on July 2, 1998, File 333-58403).

10.4**	Stock Option Plan of 2000, as amended (Incorporated by reference, attached as Exhibit 10.28 to our Registration Statement on Form S-1, filed with the Securities and Exchange Commission on December 3, 2001, File No. 333-74438).

10.5**	2004 Equity Incentive Plan, as amended (Incorporated by reference, attached as Appendix D to our definitive proxy statement on Schedule 14A, filed with the Securities and Exchange Commission on November 3, 2006, File No. 000-27560).

10.6**†	Form of Stock Option Agreement under 2004 Equity Incentive Plan, as amended

10.7	Agreement for Videoconferencing Equipment and Services among ACT Videoconferencing, Inc. and the GTE Telephone Operating Companies named therein, dated October 1, 1998 (Incorporated by reference, attached as Exhibit 10.27 to our Form 10-QSB for the quarter ending September 30, 1998, filed with the Securities and Exchange Commission on November 16, 1998, File No. 000-27560).

10.8	Service order attachment signed March 15, 2001, between ACT Teleconferencing Services, Inc. and AT&T Corporation for the supply of domestic voice/data services (Incorporated by reference, attached as Exhibit 10.29 to our Registration Statement on Form S-1, filed with the Securities and Exchange Commission on December 3, 2001, File No. 333-74438).

10.9	Videoconference Services Agreement between ACT Videoconferencing and Bristol Meyers Squibb Company (Incorporated by reference, attached as Exhibit 10.42 to our report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2002, File No. 000-27560).

10.10	Loan and Security Agreement with Silicon Valley Bank of November 19, 2004 (Incorporated by reference, attached as Exhibit 10.1 to our report on Form 8-K filed with the Securities and Exchange Commission on November 19, 2004, File No. 000-27560).

10.10.1	Forbearance and Amendment to Loan and Security Agreement with Silicon Valley Bank dated May 31, 2005 (Incorporated by reference, attached as Exhibit 10.20.1 to our report on Form 10-K filed with the Securities and Exchange commission on April 17, 2006, File No. 000-27560).

10.10.2	Second Forbearance, Consent and Amendment to Loan and Security Agreement with Silicon Valley Bank dated July 22, 2005 (Incorporated by reference, attached as Exhibit 10.20.2 to our report on Form 10-K filed with the Securities and Exchange commission on April 17, 2006, File No. 000-27560).

10.10.3	Third Forbearance to Loan and Security Agreement with Silicon Valley Bank dated August 31, 2005 (Incorporated by reference, attached as Exhibit 10.20.3 to our report on Form 10-K filed with the Securities and Exchange commission on April 17, 2006, File No. 000-27560).
10.10.4	Fourth Forbearance and Amendment to Loan and Security Agreement with Silicon Valley Bank dated October 31, 2005 (Incorporated by reference, attached as Exhibit 10.7 to our report on Form 8-K filed with the Securities and Exchange commission on November 3, 2005, File No. 000-27560).

10.10.5	Fifth Forbearance and Amendment to Loan and Security Agreement with Silicon Valley Bank dated December 29, 2005 (Incorporated by reference, attached as Exhibit 10.1 to our report on Form 8-K filed with the Securities and Exchange commission on January 20, 2006, File No. 000-27560).

10.10.6	Consent under Loan and Security Agreement with Silicon Valley Bank dated October 31, 2005 (Incorporated by reference, attached as Exhibit 10.20.4 to our report on Form 10-K filed with the Securities and Exchange commission on April 17, 2006, File No. 000-27560).

10.10.7	Waiver and Amendment to Loan and Security Agreement with Silicon Valley Bank dated June 12, 2006 (Incorporated by reference, attached as Exhibit 10.1 to our report on Form 10-Q filed with the Securities and Exchange commission on August 14, 2006, File No. 000-27560).

10.11	Loan Agreement dated June 30, 2006 with Dolphin Direct Equity Partners, LP (Incorporated by reference, attached as Exhibit 10.2 to our report on Form 10-Q filed with the Securities and Exchange commission on August 14, 2006, File No. 000-27560).

10.11.1	Form of Term Promissory Note under the Loan Agreement with Dolphin Direct Equity Partners, LP (Incorporated by reference, attached as Exhibit 10.5 to our report on Form 10-Q filed with the Securities and Exchange commission on August 14, 2006, File No. 000-27560).

10.12	Security Agreement dated June 30, 2006, among ACT Teleconferencing, Inc. and its domestic operating subsidiaries and Dolphin Direct Equity Partners, LP (Incorporated by reference, attached as Exhibit 10.3 to our report on Form 10-Q filed with the Securities and Exchange commission on August 14, 2006, File No. 000-27560).

10.13	Pledge Agreement dated June 30, 2006 between ACT Teleconferencing, Inc. and Dolphin Direct Equity Partners, LP (Incorporated by reference, attached as Exhibit 10.4 to our report on Form 10-Q filed with the Securities and Exchange commission on August 14, 2006, File No. 000-27560).

10.14	Subordination Agreement dated June 30, 2006, among ACT Teleconferencing, Inc., Dolphin Direct Equity Partners, LP, and Silicon Valley Bank (Incorporated by reference, attached as Exhibit 10.6 to our report on Form 10Q filed with the Securities and Exchange commission on August 14, 2006, File No. 000-27560).

10.15	Securities Purchase Agreement between ACT Teleconferencing, Inc. and Dolphin Direct Equity Partners, LP dated June 30, 2005 (Incorporated by reference, attached as Exhibit 10.1 to our report on Form 8-K filed with the Securities and Exchange Commission on July 8, 2005, File No. 000-27560).

10.16	Investor Rights Agreement between ACT Teleconferencing, Inc. and Dolphin Direct Equity Partners, LP dated June 30, 2005 (Incorporated by reference, attached as Exhibit 10.3 to our report on Form 8-K filed with the Securities and Exchange Commission on August 24, 2005, File No. 000-27560).

10.16.1	Amendment to Investor Rights Agreement between ACT Teleconferencing, Inc. and Dolphin Direct Equity Partners, LP dated April 13, 2006 (Incorporated by reference, attached as Exhibit 10.23.1 to our report on Form 10-K filed with the Securities and Exchange Commission on April 17, 2006, File No. 000-27560).

10.17	Management Services Agreement between ACT Teleconferencing, Inc. and Dolphin Advisors, LLC, dated June 30, 2005 (Incorporated by reference, attached as Exhibit 10.4 to our report on Form 8-K filed with the Securities and Exchange Commission on August 24, 2005, File No. 000-27560).

10.18**	Employment Agreement between ACT Teleconferencing, Inc. and Gene Warren dated August 19, 2005 (Incorporated by reference, attached as Exhibit 10.1 to our report on Form 8-K filed with the Securities and Exchange Commission on August 24, 2005, File No. 000-27560).

10.19**	Form of Employment Agreement between ACT Teleconferencing, Inc. and executive officers, dated August 19, 2005 (Incorporated by reference, attached as Exhibit 10.2 to our report on Form 8-K filed with the Securities and Exchange Commission on August 24, 2005, File No. 000-27560).

10.20**	Letter of Employment from ACT Teleconferencing, Inc. to Rick Fresia dated November 29, 2006 (Incorporated by reference, attached as Exhibit 10.1 to our report on Form 8-K filed with the Securities and Exchange Commission on December 4, 2006, File No. 000-27560).

10.21	Form of Director Indemnification Agreement (Incorporated by reference, attached as Exhibit 10.1 to our report on Form 8-K filed with the Securities and Exchange Commission on November 12, 2006, File No. 000-27560).

21	ACT Teleconferencing, Inc. subsidiaries (Incorporated by reference, attached as Exhibit 21 to our annual report on Form 10-K for the year ended December 31, 2002, filed with the Securities and Exchange Commission on April 15, 2003, File No. 000-27560).

23.1†	Consent of Hein & Associates LLP

23.2	Consent of Rodefer Moss & Co., PLLC

31.1	Rule 13a-14(a) certification of Principal Executive Officer

31.2	Rule 13a-14(a) certification of Principal Financial Officer

32.1	Section 1350 certification of Principal Executive Officer

32.2	Section 1350 certification of Principal Financial Officer

**	Management contract or compensatory arrangement.

†	Previously filed as an exhibit to the Company’s originally filed Annual Report on Form 10-K for the fiscal year ended December 31, 2006.