Form 10-Q
period 2007-03-31
ACT TELECONFERENCING INC
filed 2007-05-15
CIK 918709

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 5, 2007 17,055,325 shares of the issuer’s common stock were outstanding.

ACT TELECONFERENCING, INC.

FORM 10-Q

PART I – Financial Information

ACT Teleconferencing, Inc.

Condensed Consolidated Balance Sheets

In thousands (000s) except share data	March 31, 2007	December 31, 2006*
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,442	$2,283
Accounts receivable (net of allowance for doubtful accounts of $508 and $501 in 2007 and 2006, respectively)	12,826	9,864
Prepaid expenses and other current assets	1,098	1,590

Total current assets	16,366	13,737
Equipment:
Telecommunications equipment	23,193	24,044
Software	8,437	8,321
Office equipment	11,842	11,674
Less: accumulated depreciation and impairment	(34,701)	(34,655)

Total equipment – net	8,771	9,384
Other assets:
Goodwill	1,039	1,032
Other long term assets	276	397

Total assets	$26,452	$24,550

Liabilities and shareholders’ deficit
Current liabilities:
Accounts payable	$3,623	$3,725
Accrued liabilities	4,837	4,924
Current debt due to a related party	500	500
Current portion of debt	4,651	2,907
Income taxes payable	36	—

Total current liabilities	13,647	12,056
Long-term debt	418	661
Deferred income taxes	364	365
Convertible redeemable preferred stock and accrued preferred dividends; each share convertible into 100 shares of common stock; 169,000 shares authorized; 160,000 shares issued and outstanding in 2007 and 2006, liquidation preference of $26,394 at March 31, 2007	25,400	23,020
Shareholders’ deficit:
Common stock, no par value; 250,000,000 shares authorized; 17,137,225 shares issued and 17,055,325 shares outstanding	51,739	51,714
Treasury stock, at cost (81,900 shares)	(241)	(241)
Accumulated deficit	(69,415)	(67,605)
Accumulated other comprehensive income	4,540	4,580

Total shareholders’ deficit	(13,377)	(11,552)

Total liabilities and shareholders’ deficit	$26,452	$24,550

See accompanying notes to consolidated financial statements.

*	Amounts are derived from the audited financial statements for the year ended December 31, 2006

ACT Teleconferencing, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

In thousands (000s) except share and per share amounts	For the three months ended March 31,
	2007	2006
Net revenues	$14,249	$12,604
Cost of services	9,000	8,074

Gross profit	5,249	4,530
Selling, general and administrative expense	4,512	4,793

Operating income (loss)	737	(263)
Other expenses
Interest expense, net	(99)	(204)
Foreign currency gain	27	47

Income (loss) before income taxes	665	(420)
Provision for income taxes	(94)	(69)

Net income (loss)	571	(489)
Preferred stock dividends:
Preferred dividends	(2,301)	(1,173)
Accretion to preferred shares	(80)	(80)

Net loss available to common shareholders	$(1,810)	$(1,742)

Weighted average number of shares outstanding — basic and diluted	17,055,325	16,796,648

Loss per share — basic and diluted	$(0.11)	$(0.10)

See accompanying notes to consolidated financial statements.

ACT Teleconferencing, Inc.

Condensed Consolidated Statements of Shareholders’ Deficit

(Unaudited)

	Common stock				Accumulated other comprehensive income (loss)
In thousands (000s) – except share data	Shares	Amount	Treasury stock	Accumulated deficit		Comprehensive income	Total
Balance at January 1, 2007	17,055,325	$51,714	$(241)	$(67,605)	$4,580		$(11,552)
Value of stock issued to employees and directors as compensation		25					25
Preferred stock dividend and accretion to redemption value of convertible preferred stock				(2,381)			(2,381)
Comprehensive income
Net income				571		$571	571
Other comprehensive loss, net of tax
Foreign currency translation					(40)	(40)	(40)

Comprehensive income						$531

Balance at March 31, 2007	17,055,325	$51,739	$(241)	$(69,415)	$4,540		$(13,377)

See accompanying notes to consolidated financial statements.

ACT Teleconferencing, Inc.

Condensed Consolidated Statements of Cash Flow

(Unaudited)

	For the three months ended March 31,
In thousands (000s)	2007	2006
Operating activities
Net income (loss)	$571	$(489)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Depreciation	889	733
Amortization	—	92
Deferred income taxes	32	63
Other, primarily compensation expense under FASB 123R	(3)	31

Cash flow before changes in operating assets and liabilities:	1,489	430
Changes in operating assets and liabilities:
Accounts receivable	(2,931)	(784)
Prepaid expenses and other assets	535	(37)
Accounts payable	(118)	414
Accrued liabilities	(106)	(345)
Income taxes payable	—	(58)

Net cash used for operating activities	(1,131)	(380)
Investing activities
Equipment purchases	(248)	(262)
Cash held in escrow	73	—

Net cash used for investing activities	(175)	(262)
Financing activities
Repayments of debt and capital leases	(7,450)	(10,064)
Net proceeds from the issuance of debt	8,951	7,287
Net proceeds from the issuance of preferred stock	—	3,862

Net cash provided by financing activities	1,501	1,085
Effect of exchange rate changes on cash	(35)	(2)

Net increase in cash and cash equivalents	160	441
Cash and cash equivalents beginning of period	2,282	1,653

Cash and cash equivalents end of period	$2,442	$2,094

Supplemental information:

Cash paid for interest	86	207
Non cash transactions:
Preferred stock dividends	2,301	1,173
Accretion of preferred shares	80	80
Issuance of preferred stock	—	4,073
Repayment of debt	—	(4,073)

See accompanying notes to consolidated financial statements.

ACT Teleconferencing, Inc.

Notes to Condensed Consolidated Financial Statements

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

Basis of Presentation and Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three-month period ending March 31, 2007, are not necessarily indicative of the results that may be expected for the year ended December 31, 2007. For further information, refer to the financial statements and footnotes included in our annual report on Form 10-K for the year ended December 31, 2006, and its amendments and subsequent filings.

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

The financial statements do not include any adjustments that could be required if the Company were unable to refinance debt or continue as a going concern. Historically the Company has incurred substantial losses, which have strained its financial resources. If substantial losses recur, or if the Company is unable to raise sufficient additional capital through debt and equity offerings, liquidity problems may cause the Company to curtail operations, liquidate or sell assets or entities or pursue other actions that could adversely affect future operations. These factors have raised doubts about the Company’s ability to continue as a going concern.

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

•	Introducing a new reservation-less video conferencing solution.

•	Upgrading its service delivery platform.

These actions may not be enough, however, to maintain the Company’s profitability and liquidity and alleviate going concern issues.

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

Intercompany transactions between the Company and its foreign subsidiaries are billed at the foreign currency exchange rate in effect at the beginning of each month. Payments on intercompany accounts are settled using spot rates in effect at the date of settlement. Gains and losses resulting from these foreign currency transactions are included in the consolidated statement of operations. The foreign currency exchange gains arising from such transactions were approximately $27,000 and $47,000 for the quarters ended March 31, 2007 and March 31, 2006, respectively.

Internal Use Software

We capitalize costs of materials, consultants, and payroll and payroll-related costs which are incurred in developing internal-use computer software, beginning once the application development stage is attained and continuing until the post-implementation/operation stage is achieved. Costs incurred prior to and after the establishment of the application development stage are charged to general and administrative expenses. We capitalized internal use software costs of $114,000 and $107,000 for the three months ended March 31, 2007 and 2006, respectively.

Stock-Based Compensation

Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standard 123R “Share-Based Payment” (“SFAS 123R”) using the modified prospective transition method. In addition, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 “Share-Based Payment” (“SAB 107”) in March, 2005, which provides supplemental SFAS 123R application guidance based on the views of the SEC. Under the modified prospective transition method, compensation cost recognized in the quarterly period ended March 31, 2007 includes compensation cost for all share-based payments granted beginning January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Expected pre-vesting forfeitures were estimated based on actual historical pre-vesting forfeitures over the most recent periods ending March 31, 2007 for the expected option term. In accordance with the modified prospective transition method, results for prior periods have not been restated.

The adoption of SFAS 123R resulted in stock compensation expense for the quarterly period ended March 31, 2007 of $23,400 which was recorded as selling, general and administrative expenses. This expense reduced basic and diluted earnings per share by $0.001 for the quarter, compared to reported basic and diluted loss per share of $0.11. The Company did not recognize a tax benefit from the stock compensation expense because the Company considers it is more likely than not that the related deferred tax assets, which have been reduced by a full valuation allowance, will not be realized.

The Black-Scholes option-pricing model was used to estimate the option fair values. The option-pricing model requires a number of assumptions, of which the most significant are, expected stock price volatility, the expected pre-vesting forfeiture rate and the expected option term (the amount of time from the grant date until the options are exercised or expire). Expected volatility was calculated based upon actual historical stock price movements over the most recent periods ending March 31, 2007 equal to the expected option term. The expected option term was calculated using the “simplified” method permitted by SAB 107.

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

Prior to the adoption of SFAS 123(R), the Company presented any tax benefits of deductions resulting from the exercise of stock options within operating cash flows in the condensed consolidated statements of cash flow. SFAS 123(R) requires tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (“excess tax benefits”) to be classified and reported as both an operating cash outflow and a financing cash inflow upon adoption of SFAS 123(R). As a result of the Company’s net operating losses, the excess tax benefits that would otherwise be available to reduce income taxes payable have the effect of increasing the Company’s net operating loss carry forwards. Accordingly, because the Company is not able to realize these excess tax benefits, such benefits have not been recognized in the condensed statement of cash flow for the quarterly period ended March 31, 2007.

The following table summarizes stock options outstanding and changes during the quarter ended March 31, 2007:

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2007	6,699,691	$0.89
Granted	—	—
Exercised	—	—
Canceled or forfeited	(9,203)	2.02

Options outstanding at March 31, 2007	6,690,488	$0.89	5.84	$—

Options exercisable at March 31, 2007	3,690,488	$1.45	2.82	$—

The following table summarizes our stock options outstanding at March 31, 2007:

Exercise Price Range	Shares	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price
$0.20-$ 1.50	5,721,235	5.57 years	$0.43
$1.60-$ 2.50	498,000	7.19 years	$2.39
$2.75-$ 3.03	139,000	5.25 years	$2.90
$4.00-$ 5.00	182,865	3.17 years	$4.72
$5.25-$ 6.50	78,650	2.17 years	$5.73
$7.00-$ 9.00	70,738	1.99 years	$8.18

Total	6,690,488

No stock options were granted in the first quarters of 2007 or 2006.

Convertible redeemable preferred stock

In February 2006, we completed the rights offering of our sale of the remaining 79,600 shares of Series AA Preferred Stock, at which point there was a second closing on the remainder of the $16.0 million transaction, resulting in an additional $7.9 million in gross proceeds. The rights offering was a distribution to holders of our common stock, at no charge, of nontransferable preferred stock purchase rights at the rate of .0047 rights to purchase a share of our Series AA Preferred Stock for each share of common stock owned as of January 3, 2006, the record date. Although certain common shareholders participated in the rights offering, the majority of the Series AA Preferred Stock shares available through the offering were purchased by affiliates of Dolphin Direct Equity Partners, L.P. (“Dolphin”).

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

The stated value of each share of Series AA Preferred Stock, and the number of shares of common stock into which the Series AA Preferred Stock will be convertible, will increase following the date of issuance on a quarterly basis at a quarterly rate of 9.55% over the stated value then in effect, resulting in an annual rate of increase in the stated value per share of approximately 44%. In the event our common stock is listed in the future on the Nasdaq Capital Market or the American Stock Exchange, the quarterly rate of increase in effect prior to the listing will be decreased by .25%. In the event our common stock is re-listed on the Nasdaq Global Market, the quarterly rate of increase will be decreased by .5%.

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

In the event of a liquidation event, each preferred shareholder is entitled to receive cash in the amount of the stated value then in effect. A liquidation event is defined as the voluntary or involuntary liquidation, dissolution or winding up of the Company or a Change of Control. The liquidation value of the preferred shares as of March 31, 2007 was $26.4 million.

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

2. Litigation

We are engaged in legal proceedings such as debt collection and employee dispute and arbitration. These are in the normal course of business and no current proceedings are deemed material to the Company’s condensed consolidated financial statements.

3. Loss Per Share

The conversion of outstanding options, warrants and convertible preferred shares has no impact on the calculation of loss per share because they are anti-dilutive. On March 31, 2007, total outstanding common stock warrants and vested stock options were 2,911,870 and 3,690,488, respectively, and total outstanding convertible preferred shares and preferred stock warrants were 160,000 and 9,000, respectively. Each preferred share is convertible into common shares at the rate of $1.00 per common share, based on the stated value of the preferred shares.

4. Business Segment Analysis

Our decisions on resource allocation and performance assessment are primarily based on the market potential of each regional operating location. Each of the locations offers the same products and services, has similar customers and equipment, and is managed directly by our executives.

The following summary provides financial data for our operating segments for the three months ended March 31, 2007 and March 31, 2006:

	For the three months ended March 31, 2007
Product Segment	Audio	Video	Subtotal	Corporate	Total
(in 000s)
Net revenues	$11,715	$2,534	$14,249	$—	$14,249
Income (loss) before tax	1,619	581	2,200	(1,535)	665
Depreciation and amortization	690	118	808	79	887
Total assets	21,898	3,670	25,568	884	26,452

	For the three months ended March 31, 2006
Product Segment	Audio	Video	Subtotal	Corporate	Total
(in 000s)
Net revenues	$10,413	$2,191	$12,604	$—	$12,604
Income (loss) before tax	1,167	(187)	980	(1,400)	(420)
Depreciation and amortization	557	136	693	154	847
Total assets	17,774	3,637	21,411	1,139	22,550

The following summary provides financial data for significant geographic markets in which we operate:

	For the three months ended March 31, 2007
Geographic Area	North America	Europe	Asia Pacific	Total
(in 000s)
Net revenues	$9,280	$3,556	$1,413	$14,249
Long-lived assets	6,753	2,143	927	9,823

	For the three months ended March 31, 2006
Geographic Area	North America	Europe	Asia Pacific	Total
(in 000s)
Net revenues	$8,200	$3,202	$1,202	$12,604
Long-lived assets	7,295	1,533	697	9,525

For the three months ended March 31, 2007, the United States comprised approximately 56% of total company revenue and 85% of total North American revenue. The United Kingdom comprised approximately 21% of total company revenue and 85% of total European revenue. Canada comprised approximately 10% of total company revenue and 15% of North American revenue. Australia comprised approximately 7% of total company revenue and 72% of total Asia Pacific revenue.

Our largest customer accounted for 24% and 19% of consolidated audio revenues for the three months ended March 31, 2007 and March 31, 2006, respectively, and our second largest customer accounted for 9% and 6% of consolidated audio revenues in March 31, 2007 and March 31, 2006, respectively.

5. Recent Accounting Developments

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions taken or expected to be taken in a tax return, including issues relating to financial statement recognition and measurement. FIN 48 provides that the tax effects from an uncertain tax position can be recognized in the financial statements only if the position is “more-likely-than-not” to be sustained if the position were to be challenged by a taxing authority. The assessment of the tax position is based solely on the technical merits of the position, without regard to the likelihood that the tax position may be challenged. If an uncertain tax position meets the “more-likely-than-not” threshold, the largest amount of tax benefit that is more than 50 percent likely to be recognized upon ultimate settlement with the taxing authority, is recorded. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. Consistent with the requirements of FIN 48, we adopted FIN 48 on January 1, 2007, but due to our net operating loss position, the adoption did not have a material impact on our results of operations or financial position.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, a standard that provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. SFAS No. 157 does not expand the use of fair value in any new circumstances. SFAS No. 157 establishes a fair value hierarchy that prioritizes the information used to develop fair value assumptions. SFAS No. 157 is effective for fiscal years and interim periods beginning after November 15, 2007. are still evaluating whether to adopt SFAS 157, so have not yet determined the impact on our financial statements if we adopt SFAS 157 January 1, 2008.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115 (“SFAS 159”). This standard amends SFAS No. 115, Accounting for Certain Investment in Debt and Equity Securities with respect to accounting for a transfer to the trading category for all entities with available-for-sale and trading securities electing the fair value option. This standard allows companies to elect fair value accounting for many financial instruments and other items that currently are not required to be accounted as such, allows different applications for electing the option for a single item or groups of items, and requires disclosures to facilitate comparisons of similar assets and liabilities that are accounted for differently in relation to the fair value option. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are still evaluating whether to adopt SFAS 159. If elected, the implementation of SFAS 159 is not expected to have a material impact on the Company’s consolidated financial statements.

In December 2006, the FASB issued FASB Staff Position No. EITF 00-19-2, Accounting for Registration Payment Arrangements, (“FSP No. EITF 00-19-2”), which addresses an issuer’s accounting for registration payment arrangements. FSP No. EITF 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. The guidance in FSP No. EITF 00-19-2 amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, and FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, to include scope exceptions for registration payment arrangements. FSP No. EITF 00-19-2 further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles (GAAP) without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. FSP No. EITF 00-19-2 shall be effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the date of issuance of FSP No. EITF 00-19-2. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of FSP No. EITF 00-19-2, this guidance shall be effective for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years. We adopted FSP No. EITF 00-19-2 effective January 1, 2007. We have not had any transactions subject to EITF 00-19-2 since its adoption, so there has been no material impact to the Company’s financial position, results of operations or cash flows.

In September 2006, the Securities and Exchange Commission staff published Staff Accounting Bulletin SAB No. 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 addresses quantifying the financial statement effects of misstatements, specifically, how the effects of prior year uncorrected errors must be considered in quantifying misstatements in the current year financial statements. SAB 108 is effective for fiscal years ending after November 15, 2006. The Company adopted SAB 108 in the first quarter of 2007. Adoption has not had a material impact on Company’s consolidated financial statements.

6. Pending U.K. Tax Refund Claim

At March 31, 2007 our United Kingdom subsidiaries have pending claims for refund of taxes paid in 2003 of approximately $300,000. Though these claims are based on the same positions we have taken in claims for refunds for tax years 2005 and 2004 where we received the refunds, 2003 is a closed year under United Kingdom regulations. As a result, these claims were required to be filed with a different division of the United Kingdom tax authorities. We have been informed by our United Kingdom tax advisors that the division of the United Kingdom tax authorities with which we were required to file our refund claims for 2003 is under no obligation to grant the opening of that year to review and rule on our claims. Accordingly, no amounts have been recorded in these consolidated financial statements for any refunds which we may ultimately realize from these claims.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

This quarterly report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that involve risks and uncertainties. These statements refer to objectives, expectations, intentions, future events, or our future financial performance, and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, level of activity, performance, or achievements to be materially different from any results expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by words such as “may,” “will,” “should,” “could,” “expects,” “anticipates,” “intends,” “plans,” “believe,” “estimates,” “predicts,” “potential,” and similar expressions. Our actual results could differ materially from those included in forward-looking statements. All forward-looking statements herein are qualified in their entirety by information set forth in our annual report on Form 10-K for the year ended December 31, 2006 under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Factors.”

Business Operations

For the three months ended March 31, 2007, our revenue was $14.2 million; an increase of $1.6 million, or 13%, from the $12.6 million recognized for the same period in 2006. This increase is comprised of a $343,000 increase in video conferencing revenue, primarily from initial equipment sales to video customers, as well as a $1.3 million, or 13% increase in audio conferencing revenue. Audio conferencing increased due to a significant increase in volume and revenues from our global conferencing platform due to increasing usage from our outsourcing relationship with AT&T.

Gross profit increased by 16% to $5.2 million for the three months ended March 31, 2007, compared to $4.5 million for the same period of the prior year. The gross margin increased to 37% compared to 36% of net revenues for the three months ended March 31, 2007 and 2006 as cost savings helped offset lower margin on video equipment sales.

We recorded a net income of $571,000 for the three months ended March 31, 2007 compared to a net loss of $489,000 for the same period in 2006. This increase is the result of several factors: an increase in gross profit, as noted above; decreases in sales, general and administrative expenses, primarily due to restructuring of the sales organization, and interest expense, due to a shift to equity financing from debt financing.

Preferred stock dividends and accretion were $2.4 million for the three months ended March 31, 2007 compared to $1.2 million for the three months ended March 31, 2006. These dividends represent non-cash increases in stated value of the Series AA Preferred Stock issued on August 19, 2005 and February 24, 2006 .

The net loss available to common shareholders for the three months ended March 31, 2007 was $1.8 million, compared with a net loss of $1.7 million in the first quarter of 2006. This difference is primarily due to the reasons listed above, offset by the preferred stock dividends.

Risks associated with achieving these results are outlined in our Annual Report on Form 10-K for the year ended December 31, 2006 under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Factors.” Among the most significant of these is the risk of generating cash in a timely manner to fund operations and additional growth.

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

Operating components as a percentage of sales

The following table outlines certain items in our income statement as a percentage of sales:

	Three months ended March 31,
	2007	2006
Net revenues	100.0%	100.0%
Cost of services	63.2	64.1

Gross profit	36.8	35.9
Selling, general and administrative expense	31.7	38.0

Operating income (loss)	5.1	(2.1)
Interest expense, net	(0.7)	(1.6)
Foreign currency gain	0.2	0.3

Income (loss) before income taxes	4.6	(3.4)
Provision for income taxes	(0.7)	(0.5)

Net income (loss)	3.9	(3.9)
Preferred stock dividends	(16.1)	(9.3)
Accretion	(0.6)	(0.6)

Net loss available to common shareholders	(12.8)%	(13.8)%

Revenue Trends

The following table shows quarterly revenue trends by major product segment:

(in 000s except minutes)	Q1 2007	Q4 2006	Q3 2006	Q2 2006	Q1 2006
Audio conferencing services	$11,715	$11,086	$10,946	$10,783	$10,413
Videoconferencing	2,534	3,273	1,973	2,957	2,191

Total	$14,249	$14,359	$12,919	$13,740	$12,604

Total audio conferencing minutes (in millions)	107.7	108.3	97.0	94.0	88.9

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

Significant Customers – For the three months ended March 31, 2007, our two largest customers accounted for 24% and 9% of our revenues, respectively.

International Operations – International net revenue comprised 46 percent and 48 percent of our revenues in the first three months of 2007 and 2006, respectively, and we anticipate that international sales will continue to account for a significant portion of our consolidated revenue. International conferences that are initiated outside the United States are denominated in local currency; similarly, operating costs for such conferences are incurred in local currencies. Our three largest international locations, based on total revenue, are the United Kingdom, Canada, and Australia, comprising 21%, 10% and 7% of our total revenue, respectively. Our international locations operate under local laws and regulations, and to our knowledge are in compliance with these laws and regulations.

Results of Operations

Three Months Ended March 31, 2007 compared to Three Months Ended March 31, 2006

Net Revenues. Net revenues increased by 13% to $14.2 million for the three months ended March 31, 2007, compared to $12.6 million for the three months ended March 31, 2006.

Audio conferencing revenues were $11.7 million for the three months ended March 31, 2007 compared to $10.4 million for the same period of 2006, an increase of 13%. This increase is due to increased operator attended and automated conferencing, partially offset by lower average revenue per minute due to increased price competition. Volume increases accounted for roughly $1.6 million in increased revenue from existing and new customers, pricing concessions eroded the increase by about $1.9 million. We expect the trend of increased volume at lower price per minute to continue in the near term. Other enhanced services increased by approximately $0.9 million. Audio conferencing accounted for 82% and 83% of our revenues for the three months ended March 31, 2007 and 2006, respectively.

Videoconferencing revenue increased by 16% to $2.5 million from $2.2 million and comprised 18% and 17% of total revenues for the three months ended March 31, 2007 and 2006, respectively. This increase is primarily due to the initial sales of video equipment to new customers.

North America, Europe and Asia Pacific, our three primary geographic markets, generated 65%, 25% and 10% of total revenue, for the first quarter of both 2007 and 2006.

Cost of Services. Cost of services increased from $8.1 million for the three months ended March 31, 2006, to $9.0 for the three months ended March 31, 2007. This represents 63% of revenue for the three months ended March 31, 2007 and 64% of revenue for the three months ended March 31, 2006.

Gross Profit. Gross profit increased by 16% to $5.2 million for the three months ended March 31, 2007, compared to $4.5 million for the same period of the prior year. The gross margin percentage increased to 37% of net revenues for the three months ended March 31, 2007 compared to 36% for the same period in 2006. We continue progress to maintain or improve our gross profit percentage, principally line cost control and operating cost cutting measures and continued cost controls.

Selling, General and Administrative Expense. Selling, general and administrative expense for the three months ended March 31, 2007 was $4.5 million compared to $4.8 million for the three months ended March 31, 2006. This reflects 32% of net revenues for the quarter ended March 31, 2007 compared to 38% for the first quarter of 2006. The cost reduction progress during 2005 and 2006 was the primary reason for this decrease.

Interest Expense. Net interest expense decreased by 51% from $204,000 for the three months ended March 31, 2006 to $99,000 for the three months ended March 31, 2007. This was primarily due to the payoff of substantially all debt except the line of credit with the proceeds of the sale of Series AA preferred stock in the first quarter of 2006.

Income (Loss) Before Income Taxes. We recorded an income before income taxes of $665,000 for the three months ended March 31, 2007 compared to a loss before income taxes of $420,000 for the same period of 2006. This was mainly due to increased gross margin and decreased selling, general and administrative and interest expenses. The income before tax is distributed $1.6 million to our Audio division, $0.6 million to our Video division and ($1.5) million for corporate charges compared to $1.2 million, ($200,000) and ($1.4) million for the quarter ended March 31, 2006, respectively.

In the Audio division, the income before tax was primarily the result of the restructuring effort during 2006 partially offset by higher long distance charges related to increased audio volumes.

In the Video division, the income before tax was primarily the result of the restructuring effort during 2006.

Corporate loss before tax was $1.5 million for the first quarter of 2007 compared to $1.4 million for the same period of 2006. The change is primarily the result of increased professional fees and severance pay in 2007.

Provision for Income Taxes. Income taxes increased to $94,000 during the first three months of 2007, from $69,000 during the first quarter of 2006. These taxes are primarily due to taxable income in our Canadian affiliate. Income tax payments in other countries are expected to be insignificant due to domestic and international tax loss carry-forwards.

Net income (loss). We recorded a net income of $571,000 for the three months ended March 31, 2007 compared to a net loss of $489,000 for the same period of 2006. This was the result of improved gross profit, restructuring and other cost reduction efforts in 2006, and reduced interest expense.

Preferred Stock Dividends. Preferred stock dividends and accretion were $2.4 million for the three months ended March 31, 2007 compared to $1.2 million for the three months ended March 31, 2006. These dividends represent non-cash increases to stated value of the Series AA Preferred Stock issued on August 19, 2005 and February 24, 2006, and the accretion to redemption value of the preferred shares.

Net Loss Available to Common Shareholders. The net loss available to common shareholders for the quarter ended March 31, 2007 was $1.8 million, compared to $1.7 million in 2006.

Liquidity and Capital Resources

During the three months ending March 31, 2007, we received and used cash proceeds as follows:

•

$1.1 million of net cash was used by operating activities. This consists of $1.5 million provided by operations before changes in operating assets and liabilities, and $2.6 million used by changes in such assets and liabilities as detailed in the Statements of Cash Flows.

•	Net cash used in investing activities was $175,000 due to purchases of equipment and software of approximately $248,000 offset by the release of cash held as restricted balances of $73,000.

•	Net cash provided by financing activities was $1.5 million. This amount is essentially the net borrowings on the Company’s lines of credit ($2.4 million) offset by payments on other debt ($900,000).

As of March 31, 2007, we had approximately $2.4 million in cash and cash equivalents.

At March 31, 2006, we were in default on the $1.4 million outstanding balance of our $3.5 million line of credit. A forbearance was received through June 12, 2006 based on the Dolphin agreement. We are still required to be in compliance with the minimum cash income covenant, with which we were in compliance on March 31, 2007.

Capital expenditures are anticipated to be approximately $3.9 million for 2007. They are mainly made for expansion, enhancements or upgrades of existing capacity including a major upgrade to our bridging equipment. These expenditures are planned be funded through a combination of operations, available credit lines, and new credit sources.

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

There have been no material changes in our exposure to market risk from those described in our Annual Report on Form 10-K for the year ending December 31, 2006.

Item 4.	Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive, principal financial and principal accounting officers (our “Certifying Officers”), as appropriate, to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of March 31, 2007, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of March 31, 2007, our disclosure controls and procedures were effective.

Changes in Internal Controls over Financial Reporting

There were no changes our in internal controls over financial reporting that occurred during our most recently completed fiscal quarter that have materially affect, or are reasonably likely to materially affect our internal control over financial reporting.

Part II – Other Information

Item 6.	Exhibits:

Number	Description
Exhibit 10.1	Teleconferencing Services Agreement, effective as of April 1, 2000, between AT&T Corp. and ACT Teleconferencing Services, Inc., as amended*

Exhibit 31.1	Rule 13a-14 certification of Principal Executive Officer

Exhibit 31.2	Rule 13a-14 certification of Principal Financial Officer

Exhibit 32.1	Section 1350 certification of Principal Executive Officer

Exhibit 32.2	Section 1350 certification of Principal Financial Officer

*	Confidential treatment has been requested as to portions of exhibits. Such portions have been redacted and filed separately with the SEC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACT TELECONFERENCING, INC.

DATE: May 15, 2007	By:	/s/ Peter E. Salas
Peter E. Salas
(Executive Chairman)

Exhibit Index

Number	Description
Exhibit 10.1	Teleconferencing Services Agreement, effective as of April 1, 2000, between AT&T Corp. and ACT Teleconferencing Services, Inc., as amended*

Exhibit 31.1	Rule 13a-14 certification of Principal Executive Officer

Exhibit 31.2	Rule 13a-14 certification of Principal Financial Officer

Exhibit 32.1	Section 1350 certification of Principal Executive Officer

Exhibit 32.2	Section 1350 certification of Principal Financial Officer

*	Confidential treatment has been requested as to portions of exhibits. Such portions have been redacted and filed separately with the SEC.